Form 10-K
period 2009-06-30
CareFusion Corp
filed 2009-09-15
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34273

CareFusion Corporation

(Exact name of Registrant as specified in its charter)

Delaware	26-4123274
(State of other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3750 Torrey View Court

San Diego, CA 92130

Telephone: (858) 617-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

As of December 31, 2008, the last day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s common stock. As of September 8, 2009, there were 221,234,601 shares of the registrant’s common stock outstanding, and the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,487,460,033 based on the closing price of the common stock of $18.45 per share as reported by the New York Stock Exchange on such date and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that neither Cardinal Health, Inc. nor any of the registrant’s 5% or greater stockholders are affiliates.

Important Information Regarding Forward-Looking Statements

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include “forward-looking statements.” This includes, in particular, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K as well as other portions of this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” “will,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Annual Report on Form 10-K (including in “Item 1A — Risk Factors”) and in Exhibit 99.2 to this Annual Report on Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

We are a global medical technology company with clinically proven and industry-leading products and services designed to measurably improve the safety and quality of healthcare. Our offerings include established brands used in hospitals throughout the United States and in more than 120 countries worldwide.

We offer comprehensive product lines in the areas of intravenous, or IV, infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments. Our primary product brands include:

•

Alaris IV infusion systems that feature our proprietary Guardrails software, an application that alerts the clinician when a parameter is outside the institution’s pre-established limitations for that medication, thereby helping to reduce IV medication errors;

•	Pyxis automated medication dispensing systems that provide comprehensive medication management and Pyxis automated medical supply dispensing systems;
•	AVEA and Pulmonetic Systems ventilation and respiratory products, and Jaeger and SensorMedics pulmonary products;
•	ChloraPrep products that help prevent vascular and surgical-site infections and MedMined software and surveillance services that help target and reduce hospital-acquired infections, or HAIs; and
•	V. Mueller surgical instruments and related products and services.

For the fiscal years ended June 30, 2009 and 2008, we generated revenue of $4.5 billion in each year, and net income of $568 million in fiscal 2009 and $663 million in fiscal 2008. Approximately 76% of our fiscal 2009 revenue was from customers in the United States and 24% was from customers outside of the United States.

Separation from Cardinal Health

We were incorporated in Delaware on January 14, 2009 for the purpose of holding Cardinal Health, Inc.’s clinical and medical products businesses in anticipation of spinning off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us (“the contribution”), and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders (“the distribution”), based on a distribution ratio of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As a condition to the separation, Cardinal Health is required to dispose of the remaining 19% of our common stock within five years of the distribution date.

Until our separation from Cardinal Health on August 31, 2009, CareFusion Corporation was a wholly owned subsidiary of Cardinal Health. Accordingly, our historical financial information for the fiscal year ended June 30, 2009 and prior years does not reflect our results as a separate, stand-alone company. In this Annual Report on Form 10-K, we describe the businesses contributed to us by Cardinal Health in the spinoff as if they were our businesses for all historical periods described. References in this Annual Report on Form 10-K to our historical assets, liabilities, products, businesses or activities of our business are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the contributed businesses as the business were conducted as part of Cardinal Health and its subsidiaries prior to the spinoff. In connection with the spinoff, Cardinal Health retained certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff, which were part of the clinical and medical products businesses of Cardinal Health. These lines of businesses are reflected in the CareFusion financial information included throughout this Annual Report on Form 10-K, primarily in the medical technologies and services segment. Going forward, starting with our Form 10-Q for the quarter ended September 30, 2009, these businesses will be presented within our financial statements as discontinued operations as of the spinoff date of August 31, 2009.

Our Strengths

We possess a number of competitive advantages that distinguish us from our competitors, including:

Scale and focus.    We are one of the largest medical technology companies in the world, with long-standing customer relationships, a global presence, and a focus on helping clinicians improve patient safety. The prevalence and magnitude of medical errors and HAIs have put patient safety among the top issues for hospitals, regulators and payers in the United States and increasingly, worldwide. We believe that we are well-positioned to address these global quality and patient safety needs by providing products and services that help hospitals and other healthcare providers prevent medication errors, reduce infections, and manage medications and supplies more efficiently.

Technology leadership and innovation.    We have a long history of innovation and developing products and services that enable our customers to deliver safer and more cost-effective patient care. We pioneered the concept of a “smart” infusion pump that alerts the clinician when a parameter is outside the institution’s pre-established limitations for that medication, and we created the market for medication dispensing machines that automate the management of medications from the pharmacy to the nursing unit. We have also integrated our products with other information systems within the hospital, including financial and business systems that support patient admissions, discharges and transfers, operational systems that include inventory management and clinical systems that include pharmacy information and electronic medical records. We were the first to integrate automated supply dispensing systems with clinical information systems that enable clinicians to chart, charge and reorder supplies with the touch of a button. Today, we have an extensive library of healthcare information system interfaces, with almost 17,000 distinct interfaces to almost 300 vendor systems in almost 3,500 facilities domestically. These interfaces allow us to integrate our products with any of the major information technology products in healthcare. In the respiratory care arena, we have strong positions with technologies used in the diagnosis and treatment of pulmonary and sleep-related disorders. We believe that our strong heritage of leadership and innovation provides us with a solid foundation for the continued development of safe and cost-effective products that will enable us to continue to grow our revenue.

Industry expertise.    We employ a wide range of experienced clinical professionals, including doctors, nurses and pharmacists, who bring a detailed understanding of how providers use our products and the current state of clinical practice, including best practices for infusion, medication management, infection prevention and respiratory therapy. These experts enable us to develop innovative and industry-leading products and services because of their in-depth understanding of the medical and clinical protocols for our products.

Focus on customer service.    As of June 30, 2009, we employed more than 700 sales people in the United States and over 1,700 field, clinical and technical service personnel for our capital equipment businesses. We work with our customers to optimize their workflow as we meet their equipment needs, allowing them to deliver the highest level of patient care and reduce operating costs. We provide on-site clinical and technical support, product effectiveness tracking and customer training to provide the support necessary to maximize medication safety.

Strategy

We seek to grow our business by, among other things:

Focusing on healthcare safety and productivity.    We intend to continue to address the global priority of quality and patient safety by providing products and services that help hospitals and other healthcare providers prevent medication errors, reduce infections and manage medications and supplies more efficiently, which helps to reduce overall costs for our customers. Productivity and safety are rapidly becoming the standards by which healthcare providers are measured and compensated. We intend to continue to expand our product portfolio with additional and enhanced products and services that enable hospitals and other healthcare providers to reduce medication errors and overall treatment costs.

Focusing on innovative and clinically proven products.    With hospitals and other healthcare providers increasingly adopting outcome-based standards as a key part of their decision-making processes, we will offer additional and enhanced products and services that demonstrate clinical differentiation by providing a proven solution with simple and compelling economic benefits. We intend to continue to increase our investment in research and development to bring to market products that make it easy for providers to follow evidence-based protocols in patient care. In fiscal 2009, we introduced 17 new or enhanced products, and our innovation pipeline includes numerous additional new or enhanced products that are expected to be launched over the next 18 months. For example, we expect to introduce the new EnVe palmtop ventilator which is designed to be the next generation of our ventilator products. In addition, we are in the process of developing a new tight glycemic control module for the Alaris system that helps with rapid glycemic control.

Accelerating global growth.    Our industry-leading positions in the U.S. markets in which we currently operate provide us with a platform for growth outside of the United States. Because our products and technologies have similar applications around the world, we intend to focus on expanding our operations in select developed and emerging markets outside the United States. We intend to leverage our distribution capabilities for infection prevention products in Europe to introduce our ChloraPrep products that are predominantly sold in the United States. We also intend to invest in expanding our research and development capabilities to better tailor products to the needs of markets outside the United States.

Pursuing strategic opportunities.    We intend to continue to explore organic growth, strategic alliances and acquisition opportunities that enable us to address our customers’ key concerns of productivity and medication safety. We intend to selectively pursue strategic opportunities that give us access to innovative technologies, complementary product lines or new markets, yet remain consistent with our focus on productivity and safety. Also, from time to time, we expect that we will pursue opportunities to divest certain of our non-core businesses to better align our product and service offerings with our customers’ needs.

History and Development

Our business was formed principally through a series of acquisitions of established healthcare companies, including the acquisitions described below.

Year	Line of Business	Company	Purchase Price[1]
1996	Automated medication and supply dispensing machines	Pyxis Corporation	51 million common shares of Cardinal Health[2]

1999	Infection prevention products, surgical instruments and interventional specialty products	Allegiance Corp.[3]	106 million common shares of Cardinal Health[4]

2004	Infusion products	ALARIS Medical Systems, Inc.	$2.1 billion[5]

2007	Respiratory care products	VIASYS Healthcare Inc.	$1.5 billion[6]

2008	Skin disinfectant products	Enturia, Inc.	$490 million[7]

[1]

All share references in this table are adjusted to reflect all stock splits and stock dividends effected since the time of the applicable acquisition up to, but not including, the distribution of CareFusion common stock in the spinoff from Cardinal Health.

[2]	In addition, as a result of the acquisition, outstanding Pyxis Corporation stock options were converted into stock options to purchase approximately 5 million common shares of Cardinal Health.

[3]

Cardinal Health is retaining other lines of business acquired from Allegiance Corp., including the businesses that distribute medical and surgical products to hospitals, laboratories and other healthcare providers and the businesses that manufacture and sell surgical and exam gloves, surgical drapes and apparel and fluid management products in the U.S. market. The results of the businesses that manufacture and sell surgical and exam gloves, surgical drapes and apparel and fluid management products in the U.S. market are reflected in the CareFusion financial information included throughout this Annual Report on Form 10-K, primarily in the medical technologies and services segment. Going forward, starting with our Form 10-Q for the quarter ended September 30, 2009, these businesses will be presented within our financial statements as discontinued operations as of the spinoff date of August 31, 2009.

[4]	In addition, as a result of the acquisition, outstanding Allegiance Corp. stock options were converted into stock options to purchase approximately 16 million common shares of Cardinal Health.
[5]

Includes the assumption of approximately $358 million in indebtedness. In addition, as a result of the acquisition, outstanding ALARIS Medical Systems, Inc. stock options were converted into stock options to purchase approximately 0.6 million common shares of Cardinal Health.

[6]

Includes the assumption of approximately $54 million in indebtedness. In addition, as a result of the acquisition, outstanding VIASYS Healthcare Inc. stock options were converted into stock options to purchase approximately 0.1 million common shares of Cardinal Health.

[7]	Includes the assumption of approximately $5 million in indebtedness.

Business Segments

Our business consists of two reporting segments: Critical Care Technologies and Medical Technologies and Services.

•	Critical Care Technologies includes our infusion, dispensing and respiratory care businesses that develop, manufacture and sell capital equipment and related dedicated and non-dedicated disposables.
•

Medical Technologies and Services includes our infection prevention and medical specialties products and services businesses that develop, manufacture and sell primarily single-use, disposable products and reusable surgical instruments.

See note 15 to the audited combined financial statements for certain segment financial data relating to our business.

Critical Care Technologies Segment

In our Critical Care Technologies segment, we develop, manufacture and market equipment and related supplies for infusion, medication and supply dispensing, and respiratory care. We believe our products enable healthcare professionals to improve patient safety by reducing medication errors and improving administrative controls, while simultaneously improving workflow and increasing operational efficiency. This segment primarily sells capital equipment and related dedicated and non-dedicated disposable products. We sell these products primarily through our direct sales force, but use third-party distributors as well, particularly outside the United States.

Our products in this segment are integrated with other information systems within the hospital, including financial and business systems that support patient admissions, discharges and transfers, operational systems that include inventory management and clinical systems that include pharmacy information and electronic medical records. Today, we have an extensive library of healthcare information system interfaces, with almost 17,000 distinct interfaces to almost 300 vendor systems in almost 3,500 facilities domestically.

In addition to our range of infusion and dispensing systems and respiratory products, we also offer a comprehensive group of value-added services and programs, software technical services and clinical education. Our project management teams help our customers develop a project implementation plan and help to ensure a rapid, seamless implementation of our products.

We also offer a field service organization as well as customer call centers to support our customers before, during and after product installation. Our field service organization provides on-site expertise to resolve customers’ service issues, and we operate several customer call centers to provide additional support to our customers. We also maintain a remote access system to help us quickly diagnose and rapidly resolve customers’ service issues.

The following chart presents the Critical Care Technologies segment’s key product lines:

Key Product Lines
Infusion	IV medication safety and infusion therapy delivery systems, including dedicated and non-dedicated disposables, software applications and related patient monitoring equipment (sold under the Alaris brand)

Dispensing	Automated dispensing machines and related applications for distributing and managing medication and medical supplies (sold under the Pyxis brand)

Respiratory Care	Equipment and supplies for ventilation and respiratory and sleep diagnostics (sold under the AVEA, Pulmonetic Systems, Jaeger and SensorMedics brands)

Infusion

We believe we are a leader in the design, development and marketing of IV medication technology, including IV infusion systems that deliver medications and other fluids directly into a patient’s veins in precise, measured quantities over a wide range of infusion rates. We believe that we have the largest installed base of infusion pumps (a key component of the infusion system) in the United States. We sell infusion products primarily to hospitals, ambulatory surgical centers and transport services.

The international infusion systems market is more regionalized and fragmented than the U.S. market, and we have developed infusion products tailored to meet the different needs of this market. As regions become more aware of the importance of patient safety, we expect the demand for more sophisticated products will increase as it has in the United States. We have an established presence in countries that have already recognized the importance of patient safety, such as the United Kingdom and Australia.

Our Alaris system enables healthcare professionals to administer intravenous fluids while at the same time monitoring vital signs such as respiratory activity and blood oxygen levels. The Guardrails software application alerts a clinician when a parameter is outside the institution’s pre-established limitations (known as a “data set”) for that medication, thereby helping to reduce IV medication errors. Using a centralized server, data sets can be uploaded wirelessly to the individual Alaris system and continuous quality improvement, or CQI, data can be downloaded from the Alaris system. The CQI data is then used to refine the data sets. In addition, the centralized server makes it possible to send infusion system data to other hospital information systems, including electronic medication administration records, pharmacy information systems, alarms, management applications and documentation systems.

We offer a full range of disposable IV administration sets and accessories, many of which feature our proprietary SmartSite needle-free valves that reduce caregiver risks associated with accidental needle sticks. In North America, each of our current large volume infusion pumps uses only dedicated disposable administration sets designed and manufactured by or for us for that particular pump.

Dispensing

We are the leading provider of point-of-care systems that automate the dispensing of medications and supplies in hospitals and other healthcare facilities in the United States, where about one out of every two acute care hospitals use our flagship product line, the Pyxis MedStation system. We sell our dispensing products primarily to hospitals and other healthcare facilities including oncology clinics, ambulatory surgical centers, long-term care facilities and physician offices.

Internationally, the standards for clinical and pharmacy practice, the prevalence of clinical information systems and the regulatory and reimbursement policies tend to vary by country and region. As such, the current market for our medication and supply dispensing products is in an early stage of development. We consider the international market for these products to be a long-term growth opportunity.

Studies show that the medication process is the most complex and therefore one of the largest sources of hospital inefficiencies. In 1989, we championed the concept of decentralized medication management — where medications are securely maintained and accessed at the nurse’s unit — and became the first to introduce automated dispensing products to the market. Our products are designed to help healthcare professionals reduce medication errors, enhance administrative controls, improve clinician workflow, increase operational efficiency and improve billing accuracy. Our products enable healthcare professionals to provide safer patient care by helping to ensure that the right medications are delivered in the right doses via the right routes to the right patients at the right times.

Our Pyxis medication management products automate the management of medications from the pharmacy to the nursing unit and integrate with other operational and information systems within the hospital. Other Pyxis products focused on medication management include the Pyxis Anesthesia system for medication dispensing in the operating room and the PyxisConnect physician order management system, which streamlines the physician order process, decreases order turnaround time and reduces transcription errors. We have other product offerings that, among other things, help to secure, track and replenish supplies of controlled substances and help to ensure the accuracy of medications picked in the pharmacy and delivered to the Pyxis MedStation system.

In addition to medication dispensing, we also offer a comprehensive portfolio of medical supply management systems at the point of use, including the Pyxis SupplyStation system and the Pyxis ProcedureStation system, which are supply dispensing systems with controlled access and radio-frequency features that deliver custom solutions tailored to meet the needs of each customer.

We also offer wireless handheld technology that supports both our infusion and dispensing businesses. Our positive patient identification applications for bedside verification are a critical enabler of our integrated medication management and patient safety capabilities. Using our wireless handheld technologies for positive patient identification can help healthcare providers ensure the safety and accuracy of medication administration, specimen collection and blood transfusions. We believe these technologies can also improve patient charting and review.

To help provide financial flexibility to our customers, we offer them the opportunity to lease our dispensing products. We provide the financing for the majority of our customers under our leasing program rather than relying on third-party providers of credit.

Respiratory Care

We develop, manufacture, market and service products for diagnosis and treatment of pulmonary and sleep-related disorders. Patients with respiratory conditions are among the highest cost, highest risk, largest and fastest-growing hospital populations. Ventilator-associated pneumonia, or VAP, is the second most common HAI in the United States. We offer an extensive line of industry-leading mechanical ventilators marketed globally that treat respiratory insufficiency caused by illness, injury or premature birth and help to reduce the incidence of VAP. These products are used in a variety of settings, from intensive care units to homecare. We sell our respiratory care products in over 100 countries to a variety of customers including hospitals, clinics, private physicians and research centers.

We also offer high-frequency oscillatory ventilators, or HFOV, which are specialized devices designed to provide superior pulmonary gas exchange, while protecting the patient’s lungs from damage that may be caused by the cyclic expansion and contraction characteristic of conventional ventilators. Our HFOV products are primarily used by children and premature infants who suffer acute respiratory failure and by adults for the treatment of acute respiratory distress syndrome.

We are one of the largest manufacturers of lung function testing equipment. We offer a broad line of pulmonary function testing equipment, from basic spirometry products, which measure the rate and volume of breathing, to complete pulmonary function and metabolic systems, which measure a wide range of heart, lung and metabolic functions. Other respiratory products we offer include dedicated disposables such as ventilator circuits (tubing used to connect patients to ventilator machines), oxygen masks, cannulae and suction catheters used to clear the trachea.

We also have an established presence in the sleep diagnostics market and sell products ranging from basic sleep diagnostic systems that monitor a single patient to networked, modular, expandable sleep labs that can monitor multiple patients simultaneously. Our range of products used to treat obstructive sleep apnea consists of face masks, headgear, replacement filters and tubing, and a continuous positive airway pressure, or CPAP, device for providing the therapy.

Medical Technologies and Services Segment

In our Medical Technologies and Services segment, we develop, manufacture and market disposable infection prevention products, software-based infection detection services, surgical and diagnostic instrumentation and neurological monitoring equipment. The majority of products in this segment are used primarily in the operating room and interventional suites, and to a lesser degree in the critical care departments of hospitals. We sell these products and services through a combination of direct sales representatives and third-party distributors.

The following chart presents the Medical Technologies and Services segment’s key product lines:

Key Product Lines
Infection Prevention	For the U.S. market, skin disinfectant and other patient-preparation, hair-removal and skin-care products and infection detection software (sold under the ChloraPrep and MedMined brands); for international markets, all of the above products and also third-party sourced surgical and exam gloves, drapes and apparel and fluid management products and custom surgical procedure kits

Medical Specialties	Surgical instruments and related products and services, interventional specialty products, such as diagnostic trays and biopsy needles, drainage catheters and vertebral augmentation products, and neurological monitoring and diagnostic products (surgical instruments sold under the V. Mueller brand)

Infection Prevention

Our infection prevention products consist mainly of single-use medical products used in surgical and vascular access procedures. Many of these products enhance patient outcomes by reducing HAIs, such as surgical-site infections and catheter-related bloodstream infections. HAIs are a significant issue for hospitals around the world, and a recent cost estimate by the Centers for Disease Control and Prevention, or CDC, puts the economic impact of HAIs at approximately $20 billion per year in the United States alone. As of October 1, 2008, the Centers for Medicare and Medicaid Services no longer reimburse hospitals for the added cost of treating certain HAIs, placing an increased economic burden on hospitals. CDC estimates that over 30% of HAIs are related to routine occurrences in hospitals, such as central-line catheter insertions, surgical site incisions and poor preparation for surgery.

In our U.S. infection prevention business, our key product offering is our line of proprietary ChloraPrep sterile, single-use applicators for patient preoperative skin preparation in vascular access and surgical procedures. ChloraPrep products are used by hospitals and surgery centers to disinfect the skin before surgical and vascular procedures to help prevent blood stream and surgical-site infections. We began to market the ChloraPrep products upon our acquisition of the assets of Enturia in fiscal 2008.

ChloraPrep products use the clinically preferred concentration of the skin antiseptic chlorhexidine gluconate, or CHG, with 70% isopropyl alcohol. Due to the more than 35 clinical studies demonstrating the superiority of CHG to traditional iodine-based products, over a dozen internationally recognized agencies and organizations, including the CDC, the Institute for Healthcare Improvement, the National Institutes of Health, the American Association of Critical Care Nurses and the American Academy of Pediatrics, support the use of CHG-based formulations for patient skin preparation.

In addition to ChloraPrep products, we also manufacture and market a broad line of patient-preparation, hair-removal and skin-care products, including clippers and razors, special soaps, sponges and scrub brushes for surgeons and other operating room personnel. While our direct selling organization primarily promotes our infection prevention products to acute care hospitals, our products are also used in ambulatory surgical centers and other healthcare settings such as bloodbanks, dialysis centers and home health and reference labs.

In our international infection prevention business, we primarily sell third-party sourced surgical and exam gloves, drapes and apparel and fluid management products and assemble and sell custom surgical procedure kits. The four key categories in these markets are:

•	single-use surgical drapes, gowns and apparel that provide barrier protection for patients, doctors and clinical staff during surgery, childbirth and other procedures;
•	surgical gloves in both latex and latex-free versions;
•	fluid suction and collection systems that consist of disposable suction canisters and liners, suction tubing and supporting hardware and accessories; and
•	surgical procedure kits that we custom assemble and often include the surgical drapes we sell.

We have sales representatives or commissioned agents outside the United States. We have recently received regulatory approval in the United Kingdom to sell ChloraPrep products, and over time our intention is to use our direct selling organization outside the United States to bring ChloraPrep products to international markets.

We also offer MedMined services that feature infection detection software for hospitals, alerting clinicians to early signs of an emerging infection issue and allowing the hospital to target improvement efforts at the right place and the right time. This patented program automatically identifies patterns indicative of specific and correctable quality breakdowns to prevent and treat HAIs. More than 300 hospitals in the United States use MedMined services to help them detect, monitor, prevent and measure outcomes related to HAIs.

Medical Specialties

Our V. Mueller brand is the largest U.S. supplier of reusable stainless-steel surgical instruments primarily focused on the operating room. V. Mueller is an established brand that has been in business for over 100 years and today enables hospitals and surgeons to manage their surgical instruments to ensure the highest level of safety, productivity, quality and performance. We offer over 25,000 unique surgical instruments, as well as surgical instrument information tracking systems, surgical instrument sterilization container systems and surgical instrument repair services. Key products include clamps, needle holders, retractors, specialty scissors and forceps. Our V. Mueller products are sold predominantly in the United States directly to hospitals through a direct selling organization.

Additionally, we develop and manufacture a variety of medical devices used primarily by interventional radiologists and surgeons in combination with certain image guidance technologies (for example, x-ray, computed tomography and ultrasound). We offer an extensive line of products that support interventional medicine for a variety of clinical disciplines in body and spine pain interventions. Our products include diagnostic trays, bone marrow and soft tissue biopsy needles to diagnose cancer, drainage catheters and vertebral augmentation products to treat painful fractures of the spine. These products are sold predominantly in the United States directly to hospitals.

In addition to the products and services described above, we also develop, manufacture, market and service a comprehensive line of neurological, vascular and audiological diagnostic and monitoring products, as well as provide a complete line of accessories for these devices. We sell our neurocare products globally to a variety of customers, including hospitals and other healthcare facilities such as private practice and outpatient clinics, ambulatory surgery centers and physician offices.

Competition

The markets for our products are highly competitive. No one company competes with us across the breadth of our offerings, but individual product lines face significant competition in both our domestic and international markets. We compete based upon quality and reliability, technological innovation, price, customer service and support capabilities, brand recognition, patents and other intellectual property and the value proposition of helping improve patient outcomes while reducing overall costs associated with patient safety. We believe our superior product quality and brand strength give us a competitive advantage. We expect to continue to use our clinical expertise to offer innovative, industry-leading products for our customers.

Customers, Sales and Distribution

Sales to customers in the United States accounted for approximately 76% of our fiscal 2009 revenue. Our primary end customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. A substantial portion of our products in the United States are sold to hospitals that are members of a group purchasing organization, or GPO, and through wholesalers and distributors. Included within our products sales to wholesalers and distributors are product sales to Cardinal Health with whom we have a non-exclusive distribution relationship following the spinoff. We have purchasing agreements for specified products with a wide range of GPOs in the United States. The scope of products included in these agreements varies by GPO. Sales to customers outside the United States comprised approximately 24% of fiscal 2009 revenue. Our products are sold in more than 120 countries worldwide. Our primary customers in markets outside the United States are hospitals and wholesalers. We serve these customers through a direct sales force with a presence in over 15 countries and a network of distributors.

Our capital equipment products generally are delivered from our manufacturing facilities directly to the customer. Our disposables and other non-capital equipment products generally are delivered from our manufacturing facilities and from third-party manufacturers to warehouses and from there, the products are delivered to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.

Intellectual Property

Patents, trademarks and other proprietary rights are very important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others.

We hold numerous patents and have numerous patent applications pending in the United States and in other countries that relate to aspects of the technology used in many of our products. Our policy is to file patent applications in the United States and other countries when we believe it is commercially advantageous to do so. We do not consider our business to be materially dependent upon any individual patent.

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report on Form 10-K include: CareFusiontm, Alaris®, Guardrails®, Pyxis®, AVEA®, Pulmonetic Systemstm, Jaeger®, SensorMedics®, ChloraPrep®, V. Mueller®, SmartSite® , MedStation®, PyxisConnect®, Pyxis SupplyStationtm, Pyxis ProcedureStationtm, MedMinedtm, Convertors®, Presource®, CardinalASSISTtm, EnVetm and Valuelink®, which may be registered or trademarked in the United States and other jurisdictions.

Research and Development

We continuously engage in research and development to introduce new products and enhance the effectiveness, ease of use, safety and reliability of our existing products. Our research and development efforts include internal initiatives as well as collaborative development opportunities with third parties and licensing or acquiring technology from third parties. We employ engineers, software developers, clinicians and scientists in research and development worldwide. These experts enable us to create innovative, industry-leading products and services because of their in-depth understanding of the medical and clinical protocols for our product lines. Our research and development expenses were $165 million, $162 million and $103 million in fiscal 2009, 2008 and 2007, respectively. We evaluate developing technologies in areas where we have technological or marketing expertise for possible investment or acquisition.

We intend to continue our focus on research and development as a key strategy for growth. We intend to focus our internal and external investments in those fields that we believe will offer the greatest opportunity for growth and profitability.

Quality Management

We place significant emphasis on providing quality products and services to our customers. Quality management plays an essential role in understanding and meeting customer requirements, effectively resolving quality issues and improving our products and services. We have a network of quality systems throughout our business units and facilities that relate to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products. To assess and facilitate compliance with applicable requirements, we regularly review our quality systems to determine their effectiveness and identify areas for improvement. We also perform assessments of our suppliers of raw materials, components and finished goods. In addition, we conduct quality management reviews designed to inform management of key issues that may affect the quality of products and services.

From time to time, we may determine that products manufactured or marketed by us do not meet our specifications, published standards or regulatory requirements. When a quality issue is identified, we investigate the issue and seek to take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling or other actions. Any of these actions could have an adverse effect on our business.

Regulatory Matters

Regulation of Medical Devices in the United States

The development, manufacture, sale and distribution of our medical device products are subject to comprehensive governmental regulation. Most notably, all of our medical devices sold in the United States are subject to the Federal Food, Drug and Cosmetic Act, or the FDC Act, as implemented and enforced by the United States Food and Drug Administration, or the FDA. The FDA, and in some cases other government agencies, administer requirements covering the design, testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of our products.

Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by making a 510(k) submission) or premarket approval (by filing a premarket approval application, or PMA) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will be obtained for any product that we propose to market.

After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include the following: product listing and establishment registration; adherence to the Quality System Regulation, or QSR, which requires stringent design, testing, control, documentation and other quality assurance procedures; labeling requirements and FDA prohibitions against the promotion of off-label uses or indications; adverse event reporting; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance requirements; the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market; and requirements relating to voluntary corrections or removals.

Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections to verify compliance with the QSR as well as other regulatory requirements. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, such as product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacturing and distributing products, civil or criminal sanctions, refusal to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside of the United States, restrictions on operations or withdrawal or suspension of existing approvals. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of these actions could have an adverse effect on our business.

Regulation of Medical Devices Outside of the United States

Medical device laws also are in effect in many of the non-U.S. markets in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation. For example, the European Commission, or EC, has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these regulations, manufacturing plants must have received CE certification from a “notified body” in order to be able to sell products within the member states of the European Union. Certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by the EC regulations that do not bear the CE mark may not be sold or distributed within the European Union.

Regulation of Drugs

We market a line of topical antiseptics under the ChloraPrep brand name that are regulated by the FDA and comparable international authorities as nonprescription or over-the-counter, or OTC, drugs. Some of these products are marketed under a new drug application approved by the FDA or its international counterparts. OTC drugs are regulated in the same fashion as prescription drugs in that we must comply with good manufacturing practices, our manufacturing facilities (or those of our contract manufacturers) must be registered and the manufacturing facilities are subject to inspection by federal and state authorities. Outside the United States, regulatory authorities regulate our OTC products in a manner similar to FDA. In the United States, advertising of OTC drugs is regulated by the Federal Trade Commission, which imposes certain restrictions on our promotional activities for these products. If we (or our suppliers) fail to comply with these regulatory requirements, we could face sanctions ranging from warning letters, product seizures, civil or criminal enforcement actions, consent decrees, or removal of the product from distribution. Any of these actions could have an adverse effect on our business.

Healthcare Laws

We are subject to various federal, state and local laws in the United States targeting fraud and abuse in the healthcare industry, which generally prohibit us from soliciting, offering, receiving or paying any remuneration in order to induce the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs. Healthcare costs have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. The U.S. federal government continues to scrutinize potentially fraudulent practices affecting Medicare, Medicaid and other government healthcare programs. Payers have become more influential in the marketplace and increasingly are focused on drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare. Violations of fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid.

Other Regulatory Requirements

We are also subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws applicable in non-U.S. jurisdictions that generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. In the sale, delivery and servicing of our medical devices and software outside of the United States, we must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control, or OFAC, and the Department of Commerce’s Bureau of Industry and Security, or BIS, which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government. Despite our training and compliance program, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.

Raw Materials

We use a wide variety of resin, metals and electrical components for production of our products. We primarily purchase these materials from external suppliers, some of which are single-source suppliers. We purchase materials from selected suppliers based on quality assurance, cost effectiveness and constraints resulting from regulatory requirements, and we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Global commodity pricing can ultimately affect pricing of certain of these raw materials.

Environmental

Our manufacturing operations worldwide are subject to many requirements under environmental laws. In the United States, the U.S. Environmental Protection Agency and similar state agencies administer laws that restrict the emission of pollutants into the air, discharges of pollutants into bodies of water and disposal of pollutants on the ground. Violations of these laws can result in significant civil and criminal penalties and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. U.S. laws also typically allow citizens to bring private enforcement actions in some situations. Outside the United States, the environmental laws and their enforcement vary and may be more burdensome. For example, some European countries impose environmental taxes or require manufacturers to take back used products at the end of their useful life, and others restrict the materials that manufacturers may use in their products and require redesign and labeling of products. Although such laws do not currently have a significant impact on our products, they are expanding rapidly in Europe. We have management programs and processes in place that are intended to minimize the potential for violations of these laws.

Other environmental laws, primarily in the United States, address the contamination of land and groundwater and require the clean-up of such contamination. These laws may apply not only to the owner or operator of an on-going business, but also to the owner of land contaminated by a prior owner or operator. In addition, if a parcel is contaminated by the release of a hazardous substance, such as through its historic use as a disposal site, any person or company that has contributed to that contamination, whether or not it has a legal interest in the land, may be subject to a requirement to clean up the parcel.

Employees

At June 30, 2009, we employed over 15,000 people across our global operations, with approximately 6,900 employed in the United States. In Europe, some of our employees are represented by unions or works councils. Overall, we consider our employee relations to be good.

Certain Corporate Governance and Other Information

We maintain a Code of Conduct which applies to each member of our board of directors and to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. In addition, each committee of our board of directors is governed by a written charter. Our Code of Conduct and the governing charters of our board’s Audit Committee, Nominating and Governance Committee, and Human Resources and Compensation Committee can be found in the “Investor Relations” section of our website accessible to the public at www.carefusion.com; by clicking the “Corporate Governance” link. We will post any amendments to, or waivers from, our Code of Conduct at this location on our website. In addition to these documents, we post on our public website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with , or furnish it to, the Securities and Exchange Commission, or the SEC. These materials can be found in the Investor Relations section of our website by clicking the “Financial Information” link and then the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website or by contacting our Investor Relations Department at 3750 Torrey View Court, San Diego, California, 92130, or by calling 1-888-876-4287.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information at www.sec.gov.

In addition, in connection with our spinoff from Cardinal Health, we filed a registration statement on Form 10 (File No. 001-34273) with the SEC. You may obtain additional information regarding the spinoff by reviewing the registration statement.

We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of our public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into three groups: risks related to our business, risks related to the separation and risks related to our common stock.

Risks Related to Our Business

We may be unable to effectively enhance our existing products or introduce and market new products or may fail to keep pace with advances in technology.

The healthcare industry is characterized by evolving technologies and industry standards, frequent new product introductions, significant competition and dynamic customer requirements that may render existing products obsolete or less competitive. As a result, our position in the industry could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. The success of our business depends on our ability to enhance our existing products and to develop and introduce new products and adapt to these changing technologies and customer requirements. The success of new product development depends on many factors, including our ability to anticipate and satisfy customer needs, obtain regulatory approvals and clearances on a timely basis, develop and manufacture products in a cost-effective and timely manner, maintain advantageous positions with respect to intellectual property and differentiate our products from those of our competitors. To compete successfully in the marketplace, we must make substantial investments in new product development whether internally or externally through licensing, acquisitions or joint development agreements. Our failure to enhance our existing products or introduce new and innovative products in a timely manner would have an adverse effect on our results of operations and financial condition.

Even if we are able to develop, manufacture and obtain regulatory approvals and clearances for our new products, the success of those products would depend upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including:

•	the availability of alternative products from our competitors;
•	the price and reliability of our products relative to that of our competitors;
•	the timing of our market entry; and
•	our ability to market and distribute our products effectively.

We are subject to complex and costly regulation.

Our products are subject to regulation by the FDA, and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory clearance and/or approval to market a medical device or other product. Clearance and/or approval might not be granted for a new or modified device or other product on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. In addition, we are subject to regulations covering manufacturing practices, product labeling and advertising and adverse-event reporting that apply after we have obtained clearance or approval to sell a product. Our failure to maintain clearances or approvals for existing products, to obtain clearance or approval for new or modified products, or to adhere to regulations for manufacturing, labeling, advertising or adverse event reporting could adversely affect our results of operations and financial condition. Further, if we determine a product manufactured or marketed by us does not meet our specifications, published standards or regulatory requirements, we may seek to correct the product or withdraw the product from the market, which could have an adverse effect on our business. Many of our facilities and procedures and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations can be costly and time-consuming.

Cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations could adversely affect our sales and profitability.

Many existing and potential customers for our products within the United States have become members of GPOs, and integrated delivery networks, or IDNs, in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.

While having a contract with a GPO or IDN can facilitate sales to members of that GPO or IDN, it is no assurance that sales volume of those products will be maintained. The members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability.

In addition, our capital equipment products typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets and conflicting spending priorities can have a significant effect on the demand for our capital equipment products and related services. Any decrease in expenditures by these healthcare facilities could decrease demand for our capital equipment products and related services and reduce our revenue.

Distributors of our products may begin to negotiate terms of sale more aggressively in an effort to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing or other terms of sale could adversely affect our results of operations and financial condition. In addition, if we fail to implement distribution arrangements successfully, it could cause us to lose market share to our competitors.

Outside the United States, we have experienced downward pricing pressure due to the concentration of purchasing power in centralized governmental healthcare authorities and increased efforts by such authorities to lower healthcare costs. Our failure to offer acceptable prices to these customers could adversely affect our sales and profitability in these markets.

Declining economic conditions could adversely affect our results of operations and financial condition.

Disruptions in the financial markets and other macro-economic challenges currently affecting the economy and the economic outlook of the United States and other parts of the world could adversely impact our customers and vendors in a number of ways, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending have caused and may continue to cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change terms of sales. We have observed certain hospitals delaying capital equipment purchase decisions, which we expect will have an adverse impact on our financial results through the middle of calendar year 2010. If customers’ cash flow or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Likewise, for similar reasons, vendors may restrict credit or impose different payment terms.

We also extend credit through an equipment leasing program for a substantial portion of sales to our dispensing product customers. We are subject to the risk that if these customers fail to pay or delay payment for the dispensing products they purchase from us, it could result in longer payment cycles, increased collection costs, defaults exceeding our expectations and an adverse impact on the cost or availability of financing. These risks related to our equipment leasing program may be exacerbated by a variety of factors, including declining economic conditions, decreases in demand for our dispensing products and negative trends in the businesses of our leasing customers.

Any inability of current and/or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.

We rely on a combination of patents, trademarks, copyrights, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. There can be no assurance that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We operate in an industry characterized by extensive patent litigation. Patent litigation is costly to defend and can result in significant damage awards, including treble damages under certain circumstances, and injunctions that could prevent the manufacture and sale of affected products or force us to make significant royalty payments in order to continue selling the affected products. At any given time, we are involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. We can expect to face additional claims of patent infringement in the future. A successful claim of patent or other intellectual property infringement against us could adversely affect our results of operations and financial condition.

Defects or failures associated with our products and/or our quality system could lead to the filing of adverse event reports, recalls or safety alerts and negative publicity and could subject us to regulatory actions.

Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs and negative publicity. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances. We may also voluntarily undertake a recall of our products or temporarily shut down production lines based on internal safety and quality monitoring and testing data.

Our future operating results will depend on our ability to sustain an effective quality control system, and effectively train and manage our employee base with respect to our quality system. Our quality system plays an essential role in determining and meeting customer requirements, preventing defects and improving our products and services. While we have a network of quality systems throughout our business units and facilities, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in public warning letters, product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacturing and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition.

We are currently operating under a consent decree with the FDA and our failure to comply with the requirements of the consent decree may have an adverse effect on our business.

Since February 2007, we have been subject to a consent decree with the FDA relating to our Alaris SE pumps, which alleges that such pumps did not meet the standards of the FDC Act. In February 2009, we and the FDA amended the consent decree to include all infusion pumps manufactured by or for our subsidiary that manufactures and sells infusion pumps in the United States. Without admitting the allegations contained in the amended consent decree, and in addition to the requirements of the original consent decree, we agreed, among other things, to submit a corrective action plan to the FDA to bring the Alaris system and all other infusion pumps in use in the U.S. market into compliance with the FDC Act, have our infusion pump facilities inspected by an independent expert, and have our recall procedures and all ongoing recalls involving our infusion pumps inspected by an independent recall expert, all of which have now occurred. On June 2, 2009, the FDA notified us that the corrective action plan was acceptable and that we should begin implementation of the plan. We recorded a reserve of $18 million in the third quarter of fiscal year 2009 related to the corrective action plan. We may be obligated to pay more or less than the amount that we reserved in connection with the amended consent decree and our corrective action plan because, among other things, the cost of implementing the corrective action plan may be different than our current expectations (including as a result of changes in manufacturing, delivery and material costs), the FDA may determine that we are not fully compliant with the amended consent decree or our corrective action plan and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. Moreover, the matters addressed in the amended consent decree could lead to negative publicity that could have an adverse impact on our business. For several months of fiscal 2009, we also placed a hold on shipping the Alaris PCA module and related Alaris PC Unit while we sought FDA clearance for a software correction under the corrective action plan. We received the required clearance in July 2009, and we subsequently resumed shipments. The amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may also be required to pay monetary damages if we fail to comply with any provision of the amended consent decree. See note 11 to the audited combined financial statements for more detail. Any of the foregoing matters could disrupt our business and have an adverse effect on our results of operations and financial condition.

We may incur product liability losses and other litigation liability.

We are, and may be in the future, subject to product liability claims and lawsuits, including potential class actions, alleging that our products have resulted or could result in an unsafe condition or injury. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in settlement payments and adjustments not covered by or in excess of insurance. In addition, we may not be able to obtain insurance on terms acceptable to us or at all because insurance varies in cost and can be difficult to obtain. Our failure to successfully defend against product liability claims or maintain adequate insurance coverage could have an adverse effect on our results of operations and financial condition.

We are involved in a number of legal proceedings, certain of which are discussed in note 11 to the audited combined financial statements. All such legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business, or we may enter into settlements of claims for monetary damages. Future court decisions and legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought.

We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance.

Our business requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, power loss, system malfunction and other events, which are beyond our control. Systems interruptions could reduce our ability to manufacture and provide service for our products, and could have an adverse effect on our operations and financial performance. The level of protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective.

An interruption in our ability to manufacture our products, an inability to obtain key components or raw materials or an increase in the cost of key components or raw materials may adversely affect our business.

Many of our key products are manufactured at single locations, with limited alternate facilities. If an event occurs that results in damage to one or more of our facilities, it may not be possible to timely manufacture the relevant products at previous levels or at all. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. We may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components that are acceptable to us, could have an adverse effect on our results of operations and financial condition.

Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-party payers, we may be unable to pass along cost increases for key components or raw materials through higher prices to our customers. If the cost of key components or raw materials increases and we are unable fully to recover these increased costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability.

We may not be successful in our strategic acquisitions of, investments in, or joint development agreements with, other companies and businesses.

We may pursue acquisitions of complementary businesses, technology licensing arrangements and joint development agreements to expand our product offerings and geographic presence as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement or joint development agreement. Other companies may compete with us for these strategic opportunities. Even if we are successful in making an acquisition, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, the acquisition of the acquired company, including issues related to internal control over financial reporting, regulatory or compliance issues that could exist for an acquired company or business and potential adverse short-term effects on results of operations through increased costs or otherwise. These effects, individually or in the aggregate, could cause a deterioration of our credit profile and/or rating and result in reduced availability of credit to us or in increased borrowing costs and interest expense.

We could experience difficulties in integrating geographically separated organizations, systems and facilities, and personnel with diverse backgrounds. Integration of an acquired business also may require management resources that otherwise would be available for development of our existing business. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, results of operations and financial condition could be adversely affected.

We may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. We anticipate that the current presidential administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. Public debate of these issues will likely continue in the future. The uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation may, while such uncertainties remain unresolved, have an adverse effect on our customers’ purchasing decisions regarding our products and services. At this time, we cannot predict which, if any, healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on us.

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

We intend to increase our investment in research and development activities and expand our sales and marketing activities. We also may make acquisitions. Our ability to take these and other actions may be limited by our available liquidity, including our ability to access our foreign cash balances in a tax-efficient manner. As a consequence, in the future, we may need to seek additional financing. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If we lose an investment grade credit rating or adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants.

Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Recent disruptions in the financial markets, including the bankruptcy or restructuring of a number of financial institutions and reduced lending activity, may adversely affect the availability, terms and cost of credit in the future. There can be no assurance that recent government initiatives in response to the disruptions in the financial markets will stabilize the markets in general or increase liquidity and the availability of credit to us.

We are subject to risks associated with doing business outside of the United States.

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales to customers outside of the United States made up approximately 24% of our revenue in fiscal year 2009 and we expect that non-U.S. sales will contribute to future growth. The risks associated with our operations outside the United States include:

•	changes in non-U.S. government programs;
•	multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products;
•	possible failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	different local product preferences and product requirements;
•	possible failure to comply with trade protection and restriction measures and import or export licensing requirements;
•	difficulty in establishing, staffing and managing non-U.S. operations;
•	different labor regulations;

•	changes in environmental, health and safety laws;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	political instability and actual or anticipated military or political conflicts;
•	economic instability and inflation, recession or interest rate fluctuations;
•	uncertainties regarding judicial systems and procedures;
•	minimal or diminished protection of intellectual property in some countries; and
•	regulatory changes that may place our products at a disadvantage.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the U.S. dollar strengthens in relation to the currencies of other countries such as the Euro, where we sell our products, our U.S. dollar reported revenue and income will decrease. Additionally, we incur significant costs in foreign currencies and a fluctuation in those currencies’ value can negatively impact manufacturing and selling costs. Changes in the relative values of currencies occur regularly and, in some instances, could have an adverse effect on our results of operations and financial condition.

We are subject to healthcare fraud and abuse regulations that could result in significant liability, require us to change our business practices and restrict our operations in the future.

We are subject to various U.S. federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid. These laws and regulations are wide ranging and subject to changing interpretation and application, which could restrict our sales or marketing practices. Furthermore, since many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs as a result of a violation of these laws could have an adverse effect on our results of operations and financial condition.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operation and financial condition.

We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the U.S. federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. See note 10 to the audited combined financial statements for a discussion of Notices of Proposed Adjustment received during fiscal year 2008.

Our reserves against disputed tax obligations may ultimately prove to be insufficient.

The IRS currently has ongoing audits of fiscal years 2001 through 2007 for Cardinal Health. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the tax years 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. We and Cardinal Health disagree with the IRS regarding the application of the U.S. Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. Although we believe that we have provided an appropriate contingent tax reserve for these matters under FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), we may not be fully reserved for this matter and it is possible that we may be obligated to pay an amount in excess of the reserve, including the full amount that the IRS is seeking. The tax matters agreement that we entered into with Cardinal Health specifies that this matter, including the control of audit proceedings and payment of any additional liability, is our responsibility. Any such obligation could have an adverse effect on our results of operations and financial condition. See note 10 to the audited combined financial statements for a discussion of Notices of Proposed Adjustment received during fiscal 2009.

We have a significant amount of indebtedness, which could adversely affect our business and our ability to meet our obligations.

On July 1, 2009, we entered into two senior revolving credit facilities with an aggregate principal amount of $720 million. In addition, on July 14, 2009, we offered and sold $1.4 billion of senior unsecured notes that were utilized to finance our separation from Cardinal Health on August 31, 2009. This significant amount of debt could have important consequences to us and our investors, including:

•	requiring a significant portion of our cash flow from operations to make interest payments on this debt;
•	making it more difficult to satisfy debt service and other obligations;
•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged with debt as we are; and
•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.

To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. In addition we may drawdown our revolving credit facilities, which would have the effect of increasing our indebtedness.

As a result of various restrictive covenants in the agreements governing our senior revolving credit facilities and our senior unsecured notes, our financial flexibility will be restricted in a number of ways. The agreements governing the senior revolving credit facilities subject us and our subsidiaries to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, make distributions, pay dividends or make certain other restricted payments and investments, consummate certain asset sales, enter into transactions with affiliates, conduct businesses other than our current or related businesses, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Our senior revolving credit facilities also require us to meet certain financial ratio tests on an ongoing basis that may require us to take action and reduce debt or act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our senior revolving credit facilities. If an event of default under our senior revolving credit facilities or senior notes occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

Risks Related to the Separation

We have no operating history as a separate public company, and our financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.

The audited combined financial statements included in this Annual Report on Form 10-K do not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•

prior to the separation, our business was operated by Cardinal Health as part of its broader corporate organization, rather than as an independent company. Cardinal Health or one of its affiliates performed various corporate functions for us, including, but not limited to, legal, treasury, accounting, auditing, risk management, information technology, human resources, corporate affairs, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our financial results reflect allocations of corporate expenses from Cardinal Health for these and similar functions. These allocations are likely to be less than the comparable expenses we believe we would have incurred had we operated as a separate publicly traded company;

•

up until the separation, our business was integrated with the other businesses of Cardinal Health. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. While we have entered into transition agreements that will govern certain commercial and other relationships among us and Cardinal Health after the separation, those transitional arrangements may not fully capture the benefits our businesses have enjoyed as a result of being integrated with the other businesses of Cardinal Health. The loss of these benefits could have an adverse effect on our results of operations and financial condition following the completion of the separation; and

•

generally, our working capital requirements and capital for our general corporate purposes, including acquisitions, research and development and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of Cardinal Health. Following the completion of the separation we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Cardinal Health.

If there is a determination that the separation is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS ruling or tax opinions are incorrect or for any other reason, then Cardinal Health and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities and we could incur significant liabilities.

In connection with the separation, Cardinal Health received a private letter ruling from the IRS substantially to the effect that, among other things, the contribution and the distribution qualified as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, or the Code. In addition, Cardinal Health received opinions of Weil, Gotshal & Manges LLP and Wachtell, Lipton, Rosen & Katz, co-counsel to Cardinal Health, to the effect that the contribution and the distribution qualified as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code. The ruling and opinions relied on certain facts, assumptions, representations and undertakings from Cardinal Health and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not otherwise satisfied, Cardinal Health and its shareholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct, have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Cardinal Health or us after the separation. If the separation is determined to be taxable for U.S. federal income tax purposes, Cardinal Health and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities and we could incur significant liabilities.

We may not be able to engage in certain corporate transactions after the separation.

To preserve the tax-free treatment to Cardinal Health of the contribution and the distribution, under the tax matters agreement that we entered into with Cardinal Health, we are restricted from taking any action that prevents the distribution and related transactions from being tax-free for U.S. federal income tax purposes. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions, including use of our common stock to make acquisitions and equity capital market transactions, which might increase the value of our business. The retention by Cardinal Health of shares of our common stock may further exacerbate these restrictions.

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their former positions in Cardinal Health.

The ownership by some of our executive officers and some of our directors of common shares, options, or other equity awards of Cardinal Health may create, or may create the appearance of, conflicts of interest. Because of their former positions with Cardinal Health, certain of our executive officers and non-employee directors own common shares of Cardinal Health, options to purchase common shares of Cardinal Health or other equity awards. The individual holdings of common shares, options to purchase common shares of Cardinal Health or other equity awards may be significant for some of these persons compared to these persons’ total assets. Even though our board of directors consists of a majority of directors who are independent, and our executive officers ceased to be employees of Cardinal Health upon the separation, ownership by our directors and officers of common shares or options to purchase common shares of Cardinal Health, or any other equity awards, creates, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Cardinal Health than the decisions have for us.

We may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. These benefits include the following:

•

improving strategic planning, increasing management focus and streamlining decision-making by providing us the flexibility to implement our unique strategic plans and to respond more effectively to our customer needs and the changing economic environment;

•

allowing us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs, as well as resolving the current competition for capital among Cardinal Health and its investors; and

•

facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives, while at the same time creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our common stock.

We may not achieve the anticipated benefits for a variety of reasons. There also can be no assurance that the separation will not adversely affect our business.

Cardinal Health may fail to perform under various transaction agreements that were executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the separation, we and Cardinal Health entered into various agreements, including a separation agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and commercial agreements. The separation agreement, the tax matters agreement and employee matters agreement determined the allocation of assets and liabilities between the companies following the separation for those respective areas and will include any necessary indemnifications related to liabilities and obligations. The transition services agreement provided for the performance of certain services by each company for the benefit of the other for a period of time after the separation. We will rely on Cardinal Health to satisfy its performance and payment obligations under these agreements. If Cardinal Health is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services Cardinal Health currently provides to us. We may not be successful in implementing these systems and services or in transitioning data from Cardinal Health’s systems to ours.

Risks Related to Our Common Stock

Future sales or distributions of our common stock could depress the market price for shares of our common stock.

As of September 8, 2009, we had approximately 221.2 million shares of common stock outstanding, excluding 40 million shares of common stock reserved for issuance under our long-term incentive plan. As a result of the separation, Cardinal Health distributed approximately 179.8 million shares of our common stock to its shareholders, all of which are freely tradable under the Securities Act, unless held by Cardinal Health or our “affiliates” as that term is defined by the federal securities laws. Although we have no knowledge of any plan or intention on the part of any Cardinal Health shareholder to sell our common stock following the separation, it is possible that some Cardinal Health shareholders, including possibly some of its largest shareholders, may sell our common stock received in the distribution for reasons such as that our business profile or market capitalization as a separate, publicly-traded company does not fit their investment objectives. In addition, after completion of the separation, Cardinal Health retained approximately 19% of our total shares outstanding or approximately 41.4 million shares of our common stock. Pursuant to the private letter ruling from the IRS, Cardinal Health is required to dispose of such shares of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event later than five years after the distribution. We have agreed that, upon the request of Cardinal Health, we will use our commercially reasonable efforts to effect a registration under applicable federal and state securities laws of any shares of our common stock retained by Cardinal Health. Any disposition by Cardinal Health, or any significant Cardinal Health shareholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.

Your percentage of ownership in us may be diluted in the future.

As with any publicly-traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees.

Following the separation our stock price may fluctuate significantly.

The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;
•	changes in earnings estimated by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of comparable companies; and
•	domestic and foreign economic conditions.

Certain provisions in our amended and restated certificate of incorporation and amended and restated by-laws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, our amended and restated by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to call a special meeting;
•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•	the right of our board to issue preferred stock without stockholder approval;
•	the division of our board of directors into three classes of directors, with each class serving a staggered three-year term;
•	a provision that stockholders may only remove directors with cause;
•	the ability of our directors, and not stockholders, to fill vacancies on our board of directors; and
•

the requirement that stockholders holding at least eighty percent of our voting stock are required to amend certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws relating to the number, term and election of our directors, the filling of board vacancies, stockholder notice procedures and the calling of special meetings of stockholders.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in an owned facility in San Diego, California. At June 30, 2009, we owned or leased a total of approximately 3.4 million square feet of facility space worldwide to handle manufacturing, production, assembly, research, quality assurance testing, distribution, packaging, and administrative functions. At June 30, 2009, we had 20 manufacturing facilities of which 11 were located in the United States. We consider our operating facilities to be well-maintained and suitable for the operations conducted in them. We periodically evaluate our operating properties, however, and we may make additions, improvements and consolidations, when appropriate. None of our facilities experienced any significant idle time during fiscal year 2009.

The following table summarizes our facilities that are greater than 20,000 square feet by segment and by country as of June 30, 2009:

	Square Feet (in thousands)		Number of Facilities
	Leased	Owned
Critical Care Technologies*
Australia	33.6	—	1
Canada	29.8	—	1
Germany	104.1	—	2
Italy	—	124.0	1
Mexico	190.3	319.0	2
Switzerland	21.7	—	1
United Kingdom	67.3	20.7	3
United States	773.9	472.5	9

Critical Care Technologies Total	1,220.7	936.2	20

Medical Technologies and Services*
Australia	34.9	—	1
Dominican Republic	—	35.0	1
France	—	58.4	1
Germany	136.0	—	1
Ireland	—	29.2	1
United States	904.4	69.9	11

Medical Technologies and Services Total	1075.3	192.5	16

Total	2,296.0	1,128.7	36

*	Certain of the facilities included in the table are utilized by more than one segment.

ITEM 3.	LEGAL PROCEEDINGS

See note 11 to the audited combined financial statements for a summary of legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange, or the “NYSE”, under the symbol “CFN”. A “when-issued” trading market for our common stock began on the NYSE on August 21, 2009, and “regular way” trading of our common stock began on September 1, 2009. Prior to August 21, 2009 there was no public market for our common stock. From September 1, 2009 through September 8, 2009, the highest sales price for our common stock on the NYSE was $19.95 per share, and the lowest sales price for our common stock on the NYSE was $18.31 per share. The market price of our common stock has fluctuated since the spinoff and is likely to continue to fluctuate. On September 8, 2009, there were 14,684 stockholders of record and 221,234,601 outstanding shares.

Dividends

We currently intend to retain any earnings to finance research and development, acquisitions and the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors. Moreover, if we determine to pay any dividends in the future, there can be no assurance that we will continue to pay such dividends.

ITEM 6.	SELECTED HISTORICAL CONDENSED COMBINED FINANCIAL DATA

The following table presents our selected historical condensed combined financial data. The condensed combined statement of income data for each of the three fiscal years in the three year period ending June 30, 2009 and the condensed combined balance sheet data as of June 30, 2009 and 2008 are derived from our audited combined financial statements included elsewhere in this Annual Report on Form 10-K. The condensed combined statement of income data for fiscal 2006 and the condensed combined balance sheet data for fiscal 2007 are derived from our audited combined financial statements that are not included in this Annual Report on Form 10-K. The condensed combined balance sheet data for both fiscal 2006 and 2005 and the condensed combined statement of income data for fiscal 2005 are derived from our unaudited combined financial statements that are not included in this Annual Report on Form 10-K. The unaudited combined financial statements have been prepared on the same basis as the audited condensed combined financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth herein.

The selected historical condensed combined financial and other operating data presented below should be read in conjunction with our audited combined financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as an independent, publicly-traded company during the periods presented, including changes that occurred in our operations and capitalization as a result of the separation from Cardinal Health and the distribution.

	At or for the Fiscal Year Ended June 30,[1,2,3]
(in millions)	2009	2008	2007	2006	2005
					(unaudited)
Statements of Income Data:
Revenue	$4,501	$4,518	$3,478	$3,052	$2,679
Gross Margin	1,982	2,046	1,567	1,381	1,096
Operating Income[4]	589	725	465	434	254
Income before Income Taxes[5]	719	847	618	567	394
Net Income	568	663	502	460	281

Balance Sheet Data:
Total Assets	$8,349	$8,329	$7,876	$5,118	$5,046
Long-Term Obligations, less Current Portion and Other Short-Term Borrowings[6]	1,159	1,539	1,268	1,209	725
Parent Company Equity[7]	5,451	5,048	4,887	2,762	3,159

[1]

Amounts reflect business combinations for all periods presented. See note 2 to the audited combined financial statements for further information regarding the impact of acquisitions on fiscal 2008 and 2007. The company did not complete any significant acquisitions in fiscal 2009, fiscal 2006 or fiscal 2005.

[2]

Amounts reflect restructuring and acquisition integration charges for all periods presented. Restructuring and acquisition integration charges were $73 million, $37 million, $24 million, $30 million and $70 million, in fiscal 2009, 2008, 2007, 2006 and 2005, respectively.

[3]

During fiscal years 2009, 2008, 2007, 2006 and 2005, Cardinal Health allocated to us general corporate expenses in the amount of $406 million, $407 million, $428 million, $219 million and $93 million, respectively. General corporate expenses include, but are not limited to, costs related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and stock-based compensation. Effective with the separation, we assumed responsibility for all of these functions and related costs.

[4]	During fiscal years 2008 and 2007, we incurred charges related to acquired in-process research and development of $18 million and $85 million, respectively.
[5]

During fiscal years 2009, 2008, 2007, 2006 and 2005, Cardinal Health paid royalties and other income to us under various agreements in the amount of $233 million, $189 million, $208 million, $192 million and $170 million, respectively. As a result of the separation, we no longer receive income from these agreements, as the intellectual property underlying the royalty income remained with Cardinal Health.

[6]	Includes the long-term portion of debt allocated from Cardinal Health. Total debt allocated by Cardinal Health is as follows as of June 30 (in millions):

2009	2008	2007	2006	2005
$1,281	$1,597	$1,259	$1,124	$753

[7]	During the first quarter of fiscal 2008, we adopted the provisions of FIN No. 48, the cumulative effect of which was a $35 million reduction in “Parent Company Equity”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below refer to and should be read in conjunction with the audited combined financial statements and related notes included in this Annual Report on Form 10-K.

Unless the context otherwise requires, references to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our” and “our company” refer to CareFusion Corporation and its combined subsidiaries. References in this information statement to “Cardinal Health” or “parent” refers to Cardinal Health and its consolidated subsidiaries, unless the context otherwise requires.

Introduction

Management’s discussion and analysis, which we refer to as “MD&A,” of our results of operations and financial condition is provided as a supplement to the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of our operations.

MD&A is organized as follows:

•	Separation from Cardinal Health, Inc. — This section provides an overview of the decision to separate CareFusion from Cardinal Health.
•	Overview — This section provides a general description of our business.
•	Factors Affecting Our Results of Operations — This section includes key issues, factors and trends that may have a significant impact on our results of operations and financial conditions.
•

Principles of Combination and Basis of Presentation — This section describes the major principles used to prepare the financial statements, including the allocation methodology and adjustments made to present our combined financial statements.

•	Combined Results of Operations — This section provides an analysis of our results of operations for the fiscal years ended June 30, 2009, June 30, 2008 and June 30, 2007.
•	Liquidity and Capital Resources — This section provides a discussion of our financial condition and cash flows for the fiscal years ended June 30, 2009, June 30, 2008 and June 30, 2007.
•

Critical Accounting Policies and Sensitive Accounting Estimates — This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Separation from Cardinal Health, Inc.

On September 29, 2008, Cardinal Health announced that it intended to separate its clinical and medical products businesses from the remainder of its businesses through a pro rata distribution of the common stock of an entity holding the assets and liabilities associated with the clinical and medical products businesses. CareFusion Corporation was incorporated in Delaware on January 14, 2009 for the purpose of holding such businesses. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us (“the contribution”), and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders (“the distribution”), based on a distribution ration of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As a condition to the separation, Cardinal Health is required to dispose of the remaining 19% of our common stock within five years of the distribution date. In connection with the spinoff, Cardinal Health retained certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff, which were part of the clinical and medical products businesses of Cardinal Health. These lines of businesses are reflected in the CareFusion financial information, primarily in the medical technologies and services segment. This MD&A is written based on the fact that these businesses are incorporated within CareFusion’s financial position, results of operations and cash flows on an “as managed” basis.

Going forward, starting with our Form 10-Q for the quarter ended September 30, 2009, these businesses will be presented within our financial statements as discontinued operations as of the spinoff date of August 31, 2009.

In connection with the separation and other restructuring activities not related to the separation, we expect to incur one-time expenditures of between approximately $120 million to $130 million in fiscal 2010. These expenditures primarily consist of employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs. Also included are approximately $21 million of capitalized fees associated with our bridge loan facility that were expensed in the first quarter of fiscal 2010 related to the termination of that agreement on August 31, 2009. We expect to fund these costs through cash from operations, cash on hand and, if necessary, cash available from our senior unsecured revolving credit facilities. A portion of these expenditures will be capitalized and amortized over their useful lives and others will be expensed as incurred, depending on their nature. Additionally, we will incur increased costs as an independent, publicly-traded company, primarily as a result of higher charges than in the past from Cardinal Health for transition services and from establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, risk management, accounting and financial reporting, investor relations, legal, procurement and other services. In the first year following the separation, these annual operating costs are estimated to be approximately $25 million to $30 million higher than the general corporate expenses we reported historically as being allocated to us from Cardinal Health. We believe cash flow from operations will be sufficient to fund these additional corporate expenses.

We do not anticipate that increased costs solely from becoming an independent, publicly-traded company will have an adverse effect on our growth rate in the future beyond fiscal 2010.

We believe that the separation will allow us to:

•

improve strategic planning, increase management focus and streamline decision-making by providing us the flexibility to implement our unique strategic plans and to respond more effectively to our customer needs and the changing economic environment;

•

allow us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs, as well as resolve the current competition for capital among Cardinal Health and its investors; and

•

facilitate incentive compensation arrangements for employees more directly tied to the performance of our business, and enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives, while at the same time creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our common stock.

•	create a base of shareholders interested in Medical Technologies.

Overview

We are a global medical technology company with clinically proven and industry-leading products and services designed to measurably improve the safety and quality of healthcare. We offer comprehensive product lines in the areas of IV infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments. Our offerings include established brands used in hospitals throughout the United States and in more than 120 countries worldwide. Our primary product brands include: Alaris, Pyxis, AVEA, Pulmonetic Systems, Jaeger, SensorMedics, ChloraPrep and V. Mueller.

Our primary customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. For both the fiscal year ended June 30, 2009 and 2008, we generated revenue of $4.5 billion, and net income of $568 million for fiscal 2009 and $663 million for fiscal 2008. Approximately, 76% of our fiscal 2009 revenue was from customers in the United States and 24% was from customers outside of the United States. In fiscal 2009, we introduced 17 new or enhanced products, and our innovation pipeline includes numerous additional new or enhanced products that are expected to be launched over the next 18 months. Our strategy is to enhance growth by focusing on healthcare safety and productivity, driving innovation and clinical differentiation, accelerating our global growth and pursuing strategic opportunities.

Our business consists of two reporting segments: Critical Care Technologies and Medical Technologies and Services.

•	Critical Care Technologies includes our infusion, dispensing and respiratory care businesses that develop, manufacture and sell capital equipment and related dedicated and non-dedicated disposables.
•

Medical Technologies and Services includes our infection prevention and medical specialties products and services businesses that develop, manufacture and sell primarily single-use, disposable products and reusable surgical instruments.

Factors Affecting Our Results of Operations

The Overall Global Economic Environment, Industry Growth and Trends

Healthcare-related industries are generally less susceptible than some other industries to fluctuations in the overall economic environment. However, some of our businesses rely on capital spending from our customers (primarily hospitals), which spending can be influenced by a variety of economic factors, including interest rates, access to financing and endowment fluctuations. Significant changes in these economic factors can affect the sales of our capital equipment products, such as infusion pumps, dispensing equipment and ventilators. Additionally, sales volumes for some of our businesses are dependent on hospital admissions. Changes in admissions due to difficult economic times can affect our results for surgical and single-use products, such as infusion and respiratory disposable sets, surgical instruments and infection prevention products. Since the beginning of fiscal 2009, we have observed certain hospitals delaying capital equipment purchase decisions, which had an adverse impact on our financial results for fiscal year ended June 30, 2009, and which we expect will have an adverse impact on our financial results through the middle of calendar year 2010. Moreover, while global healthcare expenditures are projected to grow over the coming years, reimbursement and funding for these expenditures is declining. These factors are creating both pressure and opportunity in the marketplace.

Primarily in response to the delay in hospital capital spending and the overall decline in the global economy, we implemented global workforce reduction in the third quarter of fiscal 2009, which will reduce our workforce by approximately 800 people over a six month period, and eliminate an additional 500 positions through normal attrition and by not filling open roles. In addition, we have implemented cost control measures and additional reductions in discretionary spending. We recorded a $19 million pre-tax restructuring charge for fiscal 2009 associated with these actions, and anticipate an additional $14 million pre-tax restructuring charge for fiscal 2010. In fiscal 2010 and beyond, we expect to see a benefit within our operating income due to reduced expenses as a result of these cost reduction initiatives.

In addition to the factors discussed above, we also anticipate that the current presidential administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. The uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation may, while such uncertainties remain unresolved, have an adverse effect on our customers’ purchasing decisions regarding our products and services. At this time we cannot predict which, if any, healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on us.

Innovation and New Products

Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. Our investment expense in research and development increased $3 million from fiscal 2008 to fiscal 2009. Looking forward, we expect our research and development expenditures to further increase at a higher rate as we make additional investments to support our growth strategies. We plan to increase our research and development expenditures with internal initiatives, as well as licensing or acquiring technology from third parties. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability.

With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow. If, however, our future innovations are not successful in meeting customers’ needs or prove to be too costly versus their perceived benefit, our growth may slow.

Competition

We operate in highly competitive markets. Our success depends on, among other things, establishing and maintaining strong customer relationships, brand recognition and technological and functional advantage for our products, particularly in our capital equipment businesses. If we fail to maintain a strong competitive position, then customers may choose not to buy our products or we may be forced to discount our products to maintain market share.

International and Foreign Exchange

We sell our products in more than 120 countries and manufacture our products in nine countries in North America, Europe, Asia and Latin America. Due to the global nature of our business, our revenue and expenses are influenced by foreign exchange movements. In fiscal 2009, approximately 23% of our sales were in currencies other than the U.S. dollar. Increases or decreases in the value of the U.S. dollar compared to other currencies will affect our reported results as we translate those currencies into U.S. dollars. The percentage of fiscal 2009 sales by major currencies was as follows:

U.S. Dollar	77.0%
Euro	11.5%
British Pound	3.6%
All Other	7.9%

100.0%

Product Quality and Recalls

Product quality, particularly in life saving and sustaining technologies, plays a critical role in our success. A quality or safety issue may result in public warning letters, product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition. In addition, recalls may negatively affect sales due to customer concerns about product quality.

For the fiscal years ended June 30, 2009, 2008 and 2007, our results were negatively affected by net charges for the cost of product recalls of $21 million, $18 million and $14 million, respectively. We are currently operating our infusion business under a consent decree from the FDA, which was entered into in fiscal 2007 to resolve seizure litigation over Alaris SE pumps and amended in fiscal 2009 to include all infusion pumps manufactured by or for our subsidiary that manufactures and sells infusion pumps in the United States. On April 24, 2009, we submitted the corrective action plan required by the amended consent decree to the FDA. Included in the corrective action plan was, among other proposed corrective actions, a software correction that addresses a potential risk identified with the Alaris PCA (Patient Controlled Analgesia) module when used with the Alaris PC Unit operating with software versions 8 through 9.1. When the products are used together, the Alaris PCA module may infuse above or below the intended infusion dose if a specific sequence of events occurs. We recorded a reserve of $18 million in the third quarter of fiscal year 2009 for the Alaris System, based on our estimate of the costs that will be incurred in connection with the corrective action plan. On June 2, 2009, the FDA notified us that the corrective action plan was acceptable and that we should begin implementation of the plan. We had placed a hold on shipping the Alaris PCA module and related Alaris PC Unit pending 510(k) clearance from the FDA for the software correction. We received 510(k) clearance on July 9, 2009 and have since resumed shipments.

In response to infusion product recalls and the consent decree, we have made substantial investments in quality systems and quality personnel headcount over the past several years. While we believe that we have made significant improvements to our product quality and overall quality systems, further quality concerns, whether real or perceived, could adversely affect our results. Conversely, improving quality can be a competitive advantage and improve our results.

Income Taxes

Our operations have historically been included in Cardinal Health’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. Prior to the separation, we and Cardinal Health entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes.

The IRS currently has ongoing audits of fiscal years 2001 through 2007. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the tax years 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. We and Cardinal Health disagree with the IRS regarding its application of the U.S. Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. We believe that we have provided adequate contingent tax reserves for these matters under FIN No. 48. The tax matters agreement specifies that this matter, including the control of audit proceedings and payment of any additional liability, is our responsibility.

Our effective tax rate for the fiscal year ended June 30, 2009 was 21%. However, certain of the businesses included in our combined financial statements that have a significant favorable foreign tax rate compared to the U.S. statutory tax rate were retained by Cardinal Health in the spinoff. In addition, there is an unfavorable impact on our effective state income tax rate as a result of the spinoff. We expect that our effective tax rate after the spinoff will be higher than what is included in our historical combined financial statements.

Acquisitions

Acquisitions have historically played a significant role in our growth. Significant acquisitions made in the last five years include VIASYS Healthcare Inc., or Viasys, and the assets of Enturia, Inc., or Enturia. While we believe that the integration of these acquisitions has generally been successful, our failure to complete or integrate future acquisitions successfully might negatively affect our results. For further information regarding acquisitions, see “Combined Results of Operations” below and note 2 to the audited combined financial statements.

Principles of Combination and Basis of Presentation

Our combined financial statements presented elsewhere in this Annual Report on Form 10-K, and discussed below, have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Cardinal Health. The combined financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States, or GAAP. Included within our combined financial statements are the results of certain businesses which have historically been managed by us but that were retained by Cardinal Health in the spinoff. Our fiscal year ends on June 30. All significant intra-company transactions and accounts have been eliminated.

All significant intercompany transactions between us and Cardinal Health have been included in these combined financial statements and are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flow as a financing activity and in the combined balance sheets as “Parent Company Investment.”

Our combined financial statements include expenses of Cardinal Health allocated to us for certain functions provided by Cardinal Health, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. For fiscal 2009, 2008 and 2007, Cardinal Health allocated to us general corporate expenses of $406 million, $407 million and $428 million, respectively. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. Both we and Cardinal Health consider the basis on which the expenses have been allocated to be a reasonable reflection of the services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Following the separation, we will perform these functions using our own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Cardinal Health under the transition services agreement. In addition to the transition services agreement, we entered into a number of commercial agreements with Cardinal Health in connection with the separation, many of which have terms longer than one year.

Cardinal Health uses a centralized approach to U.S. domestic cash management and financing of its operations, excluding debt directly incurred by any of its businesses, such as debt assumed in an acquisition or certain capital lease obligations. The majority of our domestic cash was transferred to Cardinal Health daily and Cardinal Health funded our operating and investing activities as needed. A portion of Cardinal Health’s consolidated debt has been allocated to us based on the debt levels consistent with an investment grade credit rating, including amounts directly incurred. Cardinal Health’s historical long-term debt balances were allocated to us based on a debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, leverage ratio, which, based on discussions with external advisors and comparisons with BBB-rated companies in the S&P 500, is consistent with an investment grade credit rating. This allocation methodology is also generally consistent with management’s long-term capital structure plans for CareFusion as a separate, stand-alone company. In contrast, short-term debt balances (e.g., commercial paper, bank loans) held at the corporate level were not allocated down to CareFusion as this debt was issued to fund the operations of the Cardinal Health healthcare supply chain services businesses. As both CareFusion and Cardinal Health have established post-spin capital structures that support investment grade credit ratings, we believe that utilizing financial metric targets to allocate historical third-party debt is reasonable and appropriate. Cardinal Health debt allocated as of June 30, 2009 and 2008 was $1,281 million and $1,597 million, respectively. Net interest expense has been allocated in the same proportions as debt and includes the effect of interest rate swap agreements designated as fair value hedges. For fiscal years

2009, 2008 and 2007, Cardinal Health has allocated to us net interest expense of $80 million, $88 million and $72 million, respectively. Cash transfers to and from Cardinal Health’s U.S. domestic cash management accounts are reflected in “Parent Company Investment” in the combined balance sheets.

We believe that the allocation basis for debt and net interest expense is reasonable based on the debt levels consistent with maintaining an investment grade credit rating for us. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for the periods presented.

During fiscal years 2009, 2008 and 2007, Cardinal Health paid royalties to us under various royalty agreements. During fiscal years 2009, 2008 and 2007, we earned royalty income from Cardinal Health of $233 million, $189 million and $208 million, respectively. As a result of the separation, we no longer receive royalty income from these agreements, as the intellectual property underlying the royalty income remained with Cardinal Health.

The combined financial statements also include the push down of certain assets and liabilities that have historically been held at the Cardinal Health corporate level but which are specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by Cardinal Health at the corporate level were not allocated to us for any of the periods presented. Cash and equivalents in our combined balance sheets primarily represent cash held locally by international entities included in our combined financial statements. Transfers of cash to and from Cardinal Health’s domestic cash management system are reflected as a component of Parent Company Investment on the combined balance sheets. Cardinal Health maintains self-insurance programs at a corporate level. We were allocated a portion of expenses associated with these programs as part of the general corporate overhead expenses. We were not allocated any portion of the related reserves as these reserves represent obligations of Cardinal Health which are not transferable.

See note 1 to the audited combined financial statements for additional detail regarding the push down of assets and liabilities, including certain prepaid expenses, property and equipment and employee compensation liabilities.

Our combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented.

See note 14 to the audited combined financial statements for further description of the transactions between Cardinal Health and us.

Combined Results of Operations

The following table presents, for the periods indicated, selected items from our combined financial statements:

	Fiscal Year Ended June 30,			Change
(in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Revenue	$4,501	$4,518	$3,478	—%	30%
Gross Margin	1,982	2,046	1,567	(3)%	31%
Gross Margin Percentage	44.0%	45.3%	45.1%
Operating Income	589	725	465	(19)%	56%
Provision for Income Taxes	151	184	116	(18)%	59%
Effective Tax Rate	21.0%	21.8%	18.8%
Net Income	$568	$663	$502	(14)%	32%

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Below is a summary of comparative results of operations and a more detailed discussion of results for the fiscal years ended June 30, 2009 and 2008:

	Fiscal Year Ended June 30,			% of Revenue
(in millions)	2009	2008	Change	2009	2008
Revenue	$4,501	$4,518	—%
Cost of Products Sold	2,519	2,472	2%	56%	55%

Gross Margin	1,982	2,046	(3)%	44%	45%
Selling, General and Administrative Expenses	1,155	1,104	5%	26%	24%
Research and Development Expenses	165	162	2%	4%	4%
Restructuring and Acquisition Integration Charges	73	37	97%	2%	1%
Acquired In-Process Research and Development	—	18	(100)%	—%	—%

Operating Income	589	725	(19)%	13%	16%
Interest Expense and Other, Net (Including Net Interest Expense Allocated from Parent of $80 and $88 for Fiscal 2009 and Fiscal 2008, respectively)	103	67	54%	2%	1%
Royalty (Income) and Other, Net Received from Parent	(233)	(189)	23%	(5)%	(4)%

Income Before Income Taxes	719	847	(15)%	16%	19%
Provision for Income Taxes	151	184	(18)%	3%	4%

Net Income	$568	$663	(14)%	13%	15%

Revenue

Total revenue decreased slightly by $17 million to $4,501 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. The revenue decline resulted from lower sales volume in our capital equipment businesses ($149 million), as a result of the deferral of capital spending by hospitals and a ship hold on our Alaris infusion devices. Hospitals delayed their capital spending during fiscal 2009 due to the decline in the overall global economic environment, which we believe created uncertainty in regards to access to capital markets and reduced the size of hospital endowments that are utilized to provide funding for capital equipment products. For several months of fiscal 2009, we also placed a hold on shipping the Alaris PCA module and related Alaris PC Unit while we sought FDA clearance for a software correction under the corrective action plan, which we receive in July 2009. As a result of these items, the volume of our capital equipment sales decreased, and overall capital goods products revenues decreased ($149 million). Additionally, revenue declined due to unfavorable changes in foreign exchange rates ($118 million) and divestitures ($17 million). Sales transactions denominated in currencies other than the United States dollar comprised approximately 23% and 28% of our total revenue in fiscal year 2009 and 2008, respectively, of which the majority is denominated in euros and British pounds. On average during fiscal year 2009, the United States dollar strengthened relative to the euro and British pound by approximately 7% and 26%, respectively.

The aforementioned revenue declines were partially offset by revenue increases associated with acquisitions ($170 million), primarily due to our acquisition of Enturia in fiscal year 2008; international growth, exclusive of effects of foreign exchange ($32 million); and new products ($25 million).

Segment revenue is shown in the table below:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	Change
Critical Care Technologies	$2,429	$2,603	(7)%
Medical Technologies and Services	2,072	1,915	8%

Revenue	$4,501	$4,518	—%

Critical Care Technologies segment revenue decreased $174 million, or 7%, to $2,429 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. This decrease was due primarily to lower sales volume of capital equipment due to delays in hospital capital spending and the Alaris infusion device ship hold discussed above ($149 million) and the negative effect of changes in foreign exchange rates ($59 million), partially offset by increases in revenues associated with new products, largely due to new respiratory ventilator equipment products ($20 million).

Medical Technologies and Services segment revenue increased $157 million, or 8%, to $2,072 million, for the fiscal year ended June 30, 2009, compared to the prior fiscal year. The revenue increase was primarily due to acquisitions (approximately $170 million); increased sales to existing customers, primarily surgical gloves and one month of year-over-year revenue growth of the suite of Enturia’s infection prevention products (combined $50 million); and international revenue growth, excluding effects of foreign exchange rates ($40 million). These increases were partially offset by the negative effect of changes in foreign exchange rates ($59 million) and divestitures ($16 million).

Cost of Products Sold

Cost of products sold increased $47 million, or 2%, to $2,519 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. As a percentage of revenue, cost of products sold increased to 56% in fiscal year 2009 from 55% in fiscal year 2008.

The increase in cost of products sold was due to the costs associated with incremental revenues from acquisitions, primarily Enturia; increases in international sales volume; and increases in petroleum-based raw materials; partially offset by the decrease in sales volume of capital equipment.

Gross Margin

For the foregoing reasons, gross margin decreased $64 million, or 3%, to $1,982 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. Gross margin as a percentage of revenue was 44% and 45% in fiscal year 2009 and 2008, respectively.

During fiscal year 2009, gross margin as a percentage of revenue was negatively affected by international pricing pressure; the effects of foreign exchange, in which the benefits of changes in foreign exchange rates associated with our procurement transactions were more than outweighed by unfavorable impacts associated with sales transactions; and the adverse effects of the under-utilization of our capital equipment manufacturing facilities. Partially offsetting these effects were increased sales volumes in certain of our infection prevention and skin preparation businesses and a shift in sales mix favoring disposable products within our Critical Care Technologies segment due to the decline in sales volume of capital equipment. Our infection prevention, skin preparation, and disposable products each recognize higher margins than our other product offerings.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased $51 million, or 5%, to $1,155 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. SG&A expenses increased primarily due to acquisitions ($54 million), additional investments in product quality processes ($11 million), and additional provisions for bad debts ($4 million). These increases were partially offset by a decrease due to favorable changes in foreign exchange rates ($29 million) and a decrease in management incentive compensation expense ($24 million).

SG&A expenses allocated by Cardinal Health to us during the fiscal years ended June 30, 2009 and 2008 were $406 million and $407 million, respectively. Allocated SG&A expenses include expenses for shared functions, including management, finance, financial shared services, human resources, information technology, legal, legislative affairs and management incentive plan expenses. SG&A expenses historically allocated to us are not likely to be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for the periods presented or for future periods following our separation from Cardinal Health.

Research and Development

Research and development expenses increased $3 million, or 2%, to $165 million during the fiscal year ended June 30, 2009, compared to the prior fiscal year.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges increased $36 million, or 97%, to $73 million during the fiscal year ended June 30, 2009, compared to the prior fiscal year. Restructuring and acquisition integration charges incurred in fiscal 2009 were primarily comprised of integration expenses associated with Viasys ($9 million); employee-related restructuring costs ($40 million); and facility exit costs ($21 million). In the third quarter of fiscal year 2009, we announced a cost reduction initiative primarily in response to the delay in hospital capital spending and the overall decline in the global economy. Under this initiative, we will reduce our global workforce by approximately 800 people, and eliminate an additional 500 positions through normal attrition and by not filling open roles. In fiscal year 2009, we recorded a $19 million pre-tax restructuring charge associated with this cost reduction initiative, included within employee-related restructuring costs identified above, and expect to record an additional $14 million pre-tax restructuring charge in fiscal year 2010.

Restructuring and acquisition integration charges incurred in fiscal 2008 were primarily comprised of integration costs associated with our acquisition of Viasys and restructuring costs related to the closure of a replenishment center, headcount reductions within existing operations and other facility exit costs.

Acquired In-process Research and Development

In connection with our acquisition of certain businesses in fiscal year 2008, we obtained in-process research and development projects, or IPR&D. At the time of acquisition, these projects had not yet achieved technological feasibility and were deemed to have no alternative use and, accordingly, the estimated fair value of the IPR&D was expensed at the acquisition date. During fiscal 2008, we recorded charges to write off our preliminary estimates of fair values of the IPR&D associated with the Enturia acquisition ($18 million), other minor acquisitions ($25 million), and adjusted downward the IPR&D charges initially recorded in fiscal year 2007 associated with the Viasys acquisition based on the final valuation of its related IPR&D in fiscal 2008 ($25 million).

Operating Income

For the foregoing reasons, operating income decreased $136 million, or 19%, to $589 million during the fiscal year ended June 30, 2009, compared to the prior fiscal year. Operating income as a percentage of revenue decreased to 13% in fiscal 2009 compared to 16% in the prior fiscal year.

Segment profit from our two reporting segments, Critical Care Technologies and Medical Technologies and Services, is shown in the table below:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	Change
Critical Care Technologies	$402	$511	(21)%
Medical Technologies and Services	260	269	(3)%

Segment Profit	662	780	(15)%
Restructuring and Acquisition Integration Charges	73	37
Acquired In-Process Research and Development	—	18

Operating Income	$589	$725

Critical Care Technologies segment profit decreased $109 million, or 21%, to $402 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. The decrease in segment profit was primarily a result of a lower sales volume of capital equipment due to the delay in hospital capital spending and the Alaris infusion device ship hold ($85 million) and unfavorable changes in foreign exchange rates ($22 million). Segment profit as a percentage of segment revenue was 17% and 20% in fiscal 2009 and fiscal 2008, respectively.

Medical Technologies and Services segment profit decreased $9 million, or 3%, to $260 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. The decrease in segment profit was primarily due to increased raw materials costs ($47 million), and unfavorable changes in foreign exchange rates ($26 million), partially offset by the profitability of prior year acquisitions ($52 million). Segment profit as a percentage of segment revenue was 13% and 14% in fiscal 2009 and fiscal 2008, respectively.

Interest Expense and Other

Interest expense and other, net increased $36 million, or 54%, to $103 million during the fiscal year ended June 30, 2009, compared to the prior fiscal year. The increase in interest expense and other, net was primarily the result of increases in losses due to changes in foreign exchange rates ($38 million) and decreases in interest income earned ($6 million), partially offset by a reduction in interest expense allocated to us by Cardinal Health ($8 million).

Interest expense allocated to us by Cardinal Health totaled $80 million and $88 million in fiscal year 2009 and 2008, respectively. The decrease in allocated interest expense was primarily due to lower levels of debt allocated to us by Cardinal Health. See note 9 to the audited combined financial statements for further information.

Royalty Income and Other, Net Received From Parent

Royalty income and other, net received from parent increased $44 million, or 23%, to $233 million during the fiscal year ended June 30, 2009, compared to the prior fiscal year. As a result of our separation from Cardinal Health, we no longer receive this royalty income, as the intellectual property underlying the royalty income remained with Cardinal Health.

Provision for Income Taxes

For the fiscal year ended June 30, 2009, our provision for income taxes decreased $33 million, or 18%, to $151 million, compared to the prior fiscal year. The decrease in income tax expense was due to a reduction in income before income taxes, a decrease related to a claim filed with the IRS to amend our position relative to sales type lease transactions ($24 million), and a decrease for the revaluation of our deferred tax assets and liabilities to account for the impact of internal reorganizations ($21 million). These decreases in tax are partially offset by an unfavorable tax adjustment for accrued interest related to proposed tax assessments ($9 million), the impact of an increase in our overall state tax rate for the current year before the favorable effect of audit settlements ($6 million), and the impact of nondeductible IPR&D charges in fiscal 2008 ($9 million). As a result of this activity, our effective tax rate decreased slightly to 21.0% in fiscal year 2009 from 21.8% in fiscal year 2008.

During the third quarter of 2009, Cardinal Health filed a claim with the IRS to amend the filing position taken on its U.S. federal income tax return for fiscal years 2004 through 2006 related to a secured loan transaction involving certain of our sales-type lease receivables. Since our income taxes are presented on a separate return basis, we recognized a $24 million net tax benefit in the third quarter of fiscal year 2009 related to this item.

Generally, fluctuations in our effective tax rate are primarily due to changes within international and state effective tax rates resulting from our business mix and changes in the tax impact of restructuring and acquisition integration charges and other discrete items, which may have unique tax implications depending on the nature of the item. The provision for income tax amounts historically calculated is not likely to be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for the periods presented or for future periods following the separation.

Cardinal Health files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. Our operations have historically been included in Cardinal Health’s results. With few exceptions, Cardinal Health is subject to audit by taxing authorities for fiscal years ended June 30, 2001 through the current fiscal year.

The IRS currently has ongoing audits of fiscal years 2001 through 2007. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent Report for tax years 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS in the notice totals $462 million, excluding penalties and interest, which may be significant. We and Cardinal Health disagree with these proposed adjustments and intend to vigorously contest them. Although we believe that we have provided adequate contingent tax reserves for these matters under FIN No. 48, we may not be fully reserved for this matter and it is possible that we may be obligated to pay an amount in excess of the reserve, including the full amount that the IRS is seeking. Under the tax matters agreement between CareFusion and Cardinal Health, the resolution of the matter will be allocated to us. If this matter is not resolved in our favor, it may adversely affect our results of operations and financial condition.

For additional detail regarding the provision for income taxes, see note 10 to our audited combined financial statements.

Net Income

For the foregoing reasons, net income decreased $95 million, or 14%, to $568 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. Net income as a percentage of revenue was 13% and 15% in fiscal 2009 and fiscal 2008, respectively.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Below is a summary of comparative results of operations and a more detailed discussion of results for the fiscal years ended June 30, 2008 and 2007:

	Fiscal Year Ended June 30,			% of Revenue
(in millions)	2008	2007	Change	2008	2007
Revenue	$4,518	$3,478	30%
Cost of Products Sold	2,472	1,911	29%	55%	55%

Gross Margin	2,046	1,567	31%	45%	45%
Selling, General and Administrative Expenses	1,104	890	24%	24%	26%
Research and Development Expenses	162	103	57%	4%	3%
Restructuring and Acquisition Integration Charges	37	24	54%	1%	1%
Acquired In-Process Research and Development	18	85	(79)%	—%	2%

Operating Income	725	465	56%	16%	13%
Interest Expense and Other, Net (Including Net Interest Expense Allocated from Parent of $88 and $72 for Fiscal 2008 and Fiscal 2007, respectively)	67	55	22%	1%	2%
Royalty (Income) and Other, Net Received from Parent	(189)	(208)	(9)%	(4)%	(6)%

Income Before Income Taxes	847	618	37%	19%	18%
Provision for Income Taxes	184	116	59%	4%	3%

Net Income	$663	$502	32%	15%	14%

Revenue

Revenue increased $1,040 million, or 30%, to $4,518 million for the fiscal year ended June 30, 2008, compared to the prior fiscal year. Revenue growth was favorably affected by acquisitions ($626 million); increased sales volume to existing customers ($154 million); international revenue growth ($130 million), which included the positive effect of foreign exchange rates ($91 million); and new products ($95 million).

Segment revenue is shown in the table below:

	Fiscal Year Ended June 30,
(in millions)	2008	2007	Change
Critical Care Technologies	$2,603	$1,905	37%
Medical Technologies and Services	1,915	1,573	22%

Revenue	$4,518	$3,478	30%

Critical Care Technologies segment revenue increased $698 million, or 37%, to $2,603 million for the fiscal year ended June 30, 2008, compared to the prior fiscal year. This increase was due primarily to acquisitions ($420 million), primarily related to increased sales of respiratory equipment from the Viasys acquisition; increased sales to existing customers ($115 million), largely related to medication dispensing equipment; increased revenue from new products ($73 million) and new customers ($33 million), largely related to new infusion product releases and successful competitive infusion product placements; the favorable effect of changes in foreign exchange rates ($33 million); and financing interest on sales-type leases ($14 million).

Medical Technologies and Services segment revenue increased $342 million, or 22%, to $1,915 million, for the fiscal year ended June 30, 2008, compared to the prior fiscal year. Acquisitions increased revenue by $206 million, primarily related to increased sales of neurological diagnostic equipment from the Viasys acquisition and infection prevention products from the Enturia acquisition. Revenue also increased from sales to existing customers ($39 million), sales of new products ($22 million), including domestic surgical gloves and medical specialties products, as well as an increase in international revenue ($101 million), primarily across Europe, which included the favorable effect of changes in foreign exchange rates ($59 million).

Cost of Products Sold

Cost of products sold increased $561 million, or 29%, during the fiscal year ended June 30, 2008, compared to the prior fiscal year. Cost of products sold increased primarily due to acquisitions ($334 million), primarily related to the Viasys acquisition; the aforementioned increases in sales to existing customers and new products ($139 million); and the unfavorable effect of changes in foreign exchange rates ($43 million). In addition, our Medical Technologies and Services segment experienced increases in the costs of petroleum-based raw materials ($8 million) and our Critical Care Technologies segment experienced increased costs associated with infusion product recalls ($4 million).

Gross Margin

For the foregoing reasons, gross margin increased $479 million, or 31%, during the fiscal year ended June 30, 2008, compared to the prior fiscal year. Gross margin as a percentage of revenue was 45% in each year.

Selling, General and Administrative Expenses

SG&A expenses increased $214 million, or 24%, during the fiscal year ended June 30, 2008, compared to the prior fiscal year. The increase in SG&A expense was primarily due to acquisitions ($192 million); the unfavorable effect of changes in foreign exchange rates ($21 million); and increased variable costs associated with our revenue growth, partially offset by decreases in equity-based and other variable compensation ($21 million); and a decrease in SG&A expenses allocated to us by Cardinal Health ($21 million). SG&A expenses allocated by Cardinal Health to us during the fiscal years ended June 30, 2008 and 2007 were $407 million and $428 million, respectively. SG&A expenses as a percentage of revenue was 24% and 26% for fiscal 2008 and fiscal 2007, respectively.

Research and Development

R&D expenses increased $59 million, or 57%, during the fiscal year ended June 30, 2008, compared to the prior fiscal year. This increase was due to acquisitions ($40 million), primarily the Viasys acquisition, and increased spending on innovation ($9 million).

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges increased $13 million to $37 million during the fiscal year ended June 30, 2008, compared to the prior fiscal year. The increase was due to increased acquisition integration charges ($16 million) partially offsetting a reduction in restructuring charges ($3 million).

The acquisition integration charges incurred during fiscal 2008 were primarily a result of the acquisition of Viasys ($24 million). The acquisition integration charges incurred during fiscal 2007 were primarily a result of the acquisition of Viasys ($8 million).

Restructuring charges incurred during fiscal 2008 related to the closure of a replenishment center, headcount reductions within existing operations and other facility exit costs. The restructuring costs incurred for fiscal 2007 related to facility closures, a global restructuring program initiated in fiscal 2005 and projects aimed at improvements in manufacturing cost and efficiency.

See note 3 to the audited combined financial statements for additional detail regarding these restructuring and acquisition integration charges.

Acquired In-process Research and Development

In connection with our acquisition of certain businesses in fiscal years 2008 and 2007, we obtained in-process research and development projects, or IPR&D. At the time of acquisition, these projects had not yet reached technological feasibility and were deemed to have no alternative use and, accordingly, the estimated fair value of the IPR&D was expensed at the acquisition date. These projects primarily related to the following areas:

•	Infection prevention (acquired in connection with the fiscal 2008 acquisition of Enturia);
•	Respiratory therapy diagnostic instruments and ventilation products (acquired in connection with the fiscal 2007 acquisition of Viasys); and
•	Surgical devices (acquired in connection with the 2008 acquisition of other businesses that were individually not significant).

IPR&D decreased $67 million to $18 million during the fiscal year ended June 30, 2008, compared to the prior fiscal year.

During fiscal 2008, we recorded charges to write off our preliminary estimates of fair values of the IPR&D associated with the Enturia acquisition ($18 million) and other acquisitions ($25 million). During fiscal 2008, we finalized the valuation of the IPR&D associated with the Viasys acquisition and recorded an adjustment ($25 million) to reduce the cumulative IPR&D charge associated with the Viasys acquisition to $59 million.

During fiscal 2007, we recorded a charge to write off our preliminary estimate of the fair value of the IPR&D associated with the Viasys acquisition ($84 million).

The fair value of the IPR&D was determined using the discounted cash flow method. The discounted cash flow was determined based upon projected revenue, expenses and contributory assets related to the specific project and a discount rate based upon the overall weighted average cost of capital for the asset and the additional risk related to the uncertainty of the project. We also assessed the current status of development, nature and timing of efforts to complete such development, uncertainties, and other factors when estimating the fair value. Costs were not assigned to IPR&D unless future development was probable.

At the time of acquisition, the in-process projects were at various stages of completion with some requiring several years to reach commercialization. The estimated cost to complete the projects at the date of the acquisitions was $33 million. The majority of the technology has not yet come to fruition as it is still in process; however, completion is expected for all projects by the end of calendar year 2011. See note 2 to the audited combined financial statements for additional detail regarding acquired IPR&D.

Operating Income

For the foregoing reasons, operating income increased $260 million, or 56%, for the fiscal year ended June 30, 2008, compared to the prior fiscal year. Operating income as a percentage of revenue increased to 16% from 13% in fiscal 2008 compared to the prior fiscal year.

Segment profit from our two reporting segments, Critical Care Technologies and Medical Technologies and Services, is shown in the table below:

	Fiscal Year Ended June 30,
(in millions)	2008	2007	Change
Critical Care Technologies	$511	$345	48%
Medical Technologies and Services	269	229	17%

Segment Profit	780	574	36%
Restructuring and Acquisition Integration Charges	37	24
Acquired In-Process Research and Development	18	85

Operating Income	$725	$465

Critical Care Technologies segment profit increased $166 million, or 48%, to $511 million for the fiscal year ended June 30, 2008, compared to the prior fiscal year. The increase in segment profit was primarily a result of the profitability associated with acquisitions ($38 million); favorable changes in foreign exchange rates ($16 million); and the remainder due primarily to earnings associated with non-acquisition related revenue growth. Segment profit as a percentage of revenue was 20% and 18% in fiscal 2008 and fiscal 2007, respectively.

Medical Technologies and Services segment profit increased $40 million, or 17%, to $269 million for the fiscal year ended June 30, 2008, compared to the prior fiscal year. The increase in segment profit was primarily a result of profitability associated with acquisitions ($22 million); favorable changes in foreign exchange rates ($11 million); and the earnings associated with the increases in sales to existing customers and new products. Segment profit as a percentage of revenue was 14% and 15% in fiscal 2008 and fiscal 2007, respectively.

Interest Expense and Other

Interest expense and other increased $12 million, or 22%, during the fiscal year ended June 30, 2008, compared to the prior fiscal year. The increase was primarily due to an increase in interest expense ($14 million) primarily resulting from increased levels of debt allocated to us by Cardinal Health. For fiscal 2008 and fiscal 2007, interest expense allocated to us by Cardinal Health was $88 million and $72 million, respectively.

Royalty Income and Other, Net Received From Parent

Royalty income and other, net received from parent decreased $19 million, or 9%, during the fiscal year ended June 30, 2008, compared to the prior fiscal year. As a result of the separation, the intellectual property underlying the royalty income remained with Cardinal Health.

Provision for Income Taxes

For the fiscal year ended June 30, 2008, our provision for income taxes increased $68 million, or 59%, to $184 million, compared to the prior fiscal year.

The effective tax rate for the fiscal year ended June 30, 2008 was 21.8% compared to 18.8% for the prior fiscal year. The increase in income tax expense and the effective tax rate was due to an increase in the overall proportion of domestic income which is taxed at higher rates than foreign income ($91 million), and a revaluation of state deferred tax assets and liabilities during the fiscal year ended June 30, 2007 ($17 million). These increases were partially offset by the effect of a one time permanent difference during the fiscal year ended June 30, 2007 for non-deductible IPR&D associated with the Viasys acquisition ($40 million).

Net Income

For the foregoing reasons, net income increased $161 million, or 32%, to $663 million for the fiscal year ended June 30, 2008, compared to the prior fiscal year. Net income as a percentage of revenue was 15% and 14% in fiscal 2008 and fiscal 2007, respectively.

Liquidity and Capital Resources

Overview

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow, as well as acquisitions. Cash flows from financing activities are primarily changes in Cardinal Health’s investment in us. In the past, Cardinal Health would fund our operating and investing activities as needed and transfer our excess cash at its discretion. Transfers of cash both to and from Cardinal Health’s cash management system are reflected as a component of “Parent Company Investment” within “Parent Company Equity” in the combined balance sheets.

As a result of our separation from Cardinal Health, our capital structure, long-term capital commitments and sources of liquidity have changed significantly from our historical capital structure as described herein. In addition, we will no longer receive cash from Cardinal Health to fund our operating or investing needs. Instead, our ability to fund our capital needs will depend on our ongoing ability to generate cash from operations, overall capacity and terms of financing arrangements, and access to the capital markets. We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facilities and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

Sources and Uses of Cash

The following table summarizes our statements of cash flows for the fiscal years ended June 30, 2009, 2008, and 2007:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Cash Flow Provided by/(Used in)
Operating Activities	$803	$886	$520
Investing Activities	$(154)	$(773)	$(1,722)
Financing Activities	$(421)	$(250)	$1,681

Fiscal Years Ended June 30, 2009 and June 30, 2008

Net cash provided by operating activities decreased $83 million to $803 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. The decrease was primarily due to a decrease in net income, after adjustment for non-cash items ($195 million); reduced cash flows associated with other accrued liabilities and operating items ($28 million), primarily consisting of cash outflows related to employee related accrued liabilities, and merger and restructuring liabilities. These reductions in operating cash flows were partially offset by increased cash flows from collections of accounts receivable ($87 million) and sales-type capital leases ($88 million). Net cash used in investing activities decreased $619 million to $154 million compared to the prior fiscal year, primarily related to the cash purchase price of Enturia in fiscal 2008 ($476 million) and reductions in capital expenditures ($60 million). The net cash used in financing for both years was primarily the result of net cash transfers to and from Cardinal Health.

Fiscal Years Ended June 30, 2008 and June 30, 2007

Net cash provided by operating activities increased $366 million to $886 million for the fiscal year ended June 30, 2008, compared to the prior fiscal year. This increase was primarily due to the increase in net income, after adjustments for non-cash items ($239 million); and increased cash inflows associated with trade receivables and inventories ($157 million). Reductions in inventory balances were the result of significant efforts made in fiscal 2008 to reduce inventory on hand within our Medical Technologies and Services segment. Net cash used in investing activities decreased $949 million to $773 million for the same period, primarily related to differences in purchase price for Enturia in fiscal 2008 compared to Viasys in fiscal 2007 and additional capital expenditures. The net cash used in financing for both years was primarily the result of net cash transfers to and from Cardinal Health.

Capital Resources

Cardinal Health uses a centralized approach to U.S. domestic cash management and financing of its operations, excluding debt directly incurred by any of its businesses, such as debt assumed in an acquisition or certain capital lease obligations. Prior to the separation, the majority of our domestic cash was transferred to Cardinal Health daily, and Cardinal Health funded our operating and investing activities as needed. Accordingly, a portion of Cardinal Health’s consolidated debt has been allocated to us based on our debt capacity consistent with an investment grade credit rating, including amounts directly incurred. Cardinal Health’s historical long-term debt balances were allocated to us based on a debt to EBITDA leverage ratio, which, based on discussions with external advisors and comparisons with BBB-rated companies in the S&P 500, is consistent with an investment grade credit rating. This allocation methodology is also generally consistent with management’s long-term capital structure plans for CareFusion as a separate, stand-alone company. In contrast, short-term debt balances (e.g., commercial paper, bank loans) held at the corporate level were not allocated down to CareFusion as this debt was issued to fund the operations of the Cardinal Health healthcare supply chain services businesses. As both CareFusion and Cardinal Health have established post-spin capital structures that support investment grade credit ratings, we believe that utilizing financial metric targets to allocate historical third-party debt is reasonable and appropriate. Total debt at June 30, 2009 was $1,289 million, of which $1,281 million was due to Cardinal Health. Total debt at June 30, 2008 was $1,609 million, of which $1,597 million was due to Cardinal Health. We believe that the allocation basis for debt is reasonable based on our debt capacity consistent with an investment grade credit rating. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for the periods presented.

Our cash and equivalents balance as of June 30, 2009 and June 30, 2008, included $767 million and $568 million of cash, respectively, held by our subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so on more than a temporary basis could subject it to U.S. federal, state and local income tax.

Bridge Loan Facility.    In connection with the separation, On July 1, 2009, we entered into a senior unsecured bridge loan facility (the “bridge loan facility”) to provide financing for an aggregate principal amount of $1.4 billion, with a term of 364 days from the date of any funding, for payment of the distribution to Cardinal Health as part of our spinoff. As the senior unsecured note offering (see below) was successfully completed prior to the separation, those proceeds were used to finance the payment of the distribution to Cardinal Health in lieu of drawing the bridge loan facility. As a result, the bridge loan facility was terminated on August 31, 2009.

Revolving Credit Facilities.    On July 1, 2009, we also entered into two senior unsecured revolving credit facilities with an aggregate principal amount of $720 million, with commitments thereunder allocated as follows:

•	$240 million — 364-day revolving credit facility; and
•	$480 million — three-year revolving credit facility.

The commitments under the three-year revolving credit facility are subject to increase, upon our request and consent by the lenders, by up to an aggregate of $30 million, subject to certain conditions and commitments. Borrowings under the three-year revolving credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case, plus an applicable margin, which in the case of LIBOR varies from 2.1% to 3.375% depending on CareFusion’s debt ratings and in the case of ABR varies from 1.1% to 2.375% depending on CareFusion’s debt ratings. Borrowings under the 364-day revolving credit facility bear interest at a floating rate per annum based upon LIBOR or ABR, in each case, plus an applicable margin, which in the case of LIBOR varies from 2.2% to 3.5% based upon CareFusion’s debt ratings and in the case of ABR varies from 1.2% to 2.5% based upon CareFusion’s debt ratings. All obligations under the revolving credit facilities will continue to be guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.

The revolving credit facilities contain several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, investments, dispositions, restricted payments, transactions with affiliates, and sale and lease-back transactions. The revolving credit facilities also contain financial covenants requiring CareFusion to maintain a consolidated leverage ratio of no more than 3.00:1.00 at any time during any period of four fiscal quarters, and a consolidated interest coverage ratio as of the end of any fiscal quarter of at least (i) 3.25:1.00 for the fiscal quarters ended on September 30, 2009 and December 31, 2009, (ii) 3.50:1.00 for the fiscal quarter ended on March 31, 2010, and (iii) 3.75:1.00 for the fiscal quarter ended on June 30, 2010 and thereafter. The revolving credit facilities are subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control.

We currently do not anticipate utilizing our revolving credit facilities for current operations as we believe that our anticipated cash flows will be sufficient. However, based on operating needs, strategic planning and other factors, we may utilize the revolving credit facilities in the future.

Senior Unsecured Notes.    On July 14, 2009, we offered and sold $1.4 billion aggregate principal amount of senior unsecured notes. The notes consist of the following tranches:

•	$250 million aggregate principal amount of 4.125% senior notes due 2012;
•	$450 million aggregate principal amount of 5.125% senior notes due 2014; and
•	$700 million aggregate principal amount of 6.375% senior notes due 2019.

The net proceeds of the offering were placed into an escrow account and were subsequently used to finance the distribution payment to Cardinal Health of approximately $1.4 billion related to our spinoff. The 2012 notes will mature on August 1, 2012, the 2014 notes will mature on August 1, 2014 and the 2019 notes will mature on August 1, 2019. In each case, interest will be paid on each February 1 and August 1, commencing February 1, 2010.

The indenture for the senior notes limits our ability to incur certain secured debt and enter into certain sale and leaseback transactions. In accordance with the indenture, we may redeem the senior notes prior to maturity, in whole or in part, at a redemption price equal to the greater of 100% of the principal amount of the senior notes to be redeemed or the sum of the remaining scheduled payments of principal and interest in respect of the senior notes to be redeemed (not including any portion of the payments of interest accrued as of the date of redemption) discounted to its present value, on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at an adjusted treasury rate plus 45 basis points in the case of the 2012 notes, 45 basis points in the case of the 2014 notes and 50 basis points in the case of the 2019 notes, plus in each case, accrued and unpaid interest on the amount being redeemed to the date of redemption. In addition, if we undergo a change of control and experience a below investment grade rating event, each as defined in the senior notes, we may be required to repurchase all of the senior notes at a purchase price equal to 101% of the aggregate principal amount of the senior notes repurchased plus any accrued and unpaid interest on the senior notes repurchased to the date of repurchase.

Dividends

We currently intend to retain any income to finance research and development, acquisitions and the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, income, capital requirements of our operating subsidiaries, covenants associated with certain of our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors. Moreover, if we determine to pay any dividend in the future, there can be no assurance that we will continue to pay such dividends.

Contractual Obligations

As of June 30, 2009, our contractual obligations, including estimated payments due by period, are as follows:

	Payments Due by Period
(in millions)	2010	2011-2012	2013-2014	Thereafter	Total
Long-Term Debt[1,7]	$129	$296	$107	$754	$1,286
Capital Lease Obligations[2]	1	2	—	—	3
Other Long-Term Liabilities[3]	17	20	7	1	45
Interest on Long-Term Debt[4,7]	65	113	88	156	422
Operating Leases[5]	35	56	44	51	186
Purchase Obligations[6]	178	24	2	—	204

Total Financial Obligations	$425	$511	$248	$962	$2,146

[1]	Represents maturities of our long-term debt obligations, excluding capital lease obligations described below, as described in note 9 to the audited combined financial statements.
[2]	Represents maturities of our capital lease obligations included within long-term debt on CareFusion’s balance sheet and the related estimated future interest payments.
[3]

Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits of $271 million and deferred taxes of $575 million, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflow. See note 10 to the audited combined financial statements for additional information.

[4]	Interest obligation is calculated based on each outstanding debt stated or coupon rate, or existing variable rate as of June 30, 2009, as applicable.
[5]

Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in note 11 to the audited combined financial statements.

[6]

Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

[7]

Included within Long Term Debt and Interest on Long Term Debt are $1,281 million of long term debt and $421 million of interest expense associated with debt allocated to us from Cardinal Health. See note 9 to the audited combined financial statements for additional information.

Off-Balance Sheet Arrangements

See note 18 to the audited combined financial statements for a discussion of off-balance sheet arrangements.

Critical Accounting Policies and Sensitive Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our combined financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these combined financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Critical accounting policies are those accounting policies that can have a significant effect on the presentation of our financial condition and results of operations, and require use of complex and subjective estimates based upon past experience, trends, and management’s judgment. We evaluate our estimates and judgments on an ongoing basis and believe our estimates to be reasonable. Other companies applying reasonable judgment to the same facts and circumstances could develop different estimates. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our combined financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see note 1 to our audited combined financial statements.

Revenue Recognition

We generate revenue through the sale and lease of equipment, software, services, medical products, supplies, and the income associated with the financing of our equipment leases. In accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), we recognize revenue when each of the following criteria exists:

•	persuasive evidence of an arrangement exists;
•	product delivery has occurred or the services have been rendered;
•	the price is fixed or determinable; and
•	collectability is reasonably assured.

The timing of revenue recognition and the amount of revenue actually recognized in each case depends on a variety of factors, including the specific terms of each arrangement and the nature of our obligations. Determination of the appropriate amount of revenue recognized may involve subjective or complex judgments and estimates that we believe are reasonable, but actual results may differ from our estimates. The significant judgments and uncertainties that are sufficiently sensitive and could result in material differences under other assumptions and conditions are those described below.

Evaluation of the Significance of Embedded Software

We sell and lease products with embedded software. We regularly review these products to determine whether embedded software is more than incidental to the product as a whole. If the embedded software is more than incidental to the product as a whole, the product is classified as a software product and revenue for the product is recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, Software Revenue Recognition (“SOP No. 97-2”).

In classifying our products, we consider the following characteristics to be indicators that embedded software is more than incidental to the product as whole:

•	software is a significant focus of the marketing effort or the software application is sold separately;
•	significant internally developed software costs have been incurred; and
•	if we provide telephone support, bug-fixes, and/or unspecified upgrades specific to the embedded software.

The evaluation process is often complex and subject to significant judgment as the products exhibit varying degrees of the indicators identified above, such as:

•

certain products are marketed as systems or solutions wherein it is implied, but not explicitly stated within marketing and sales collateral, that embedded software provides the basis for significant functionalities identified within the marketing efforts;

•	internal software development costs are incurred during the product development process;
•	separately priced extended warranty services provide post-installation support relative to repair parts and services and also include telephone support and bug-fixes for the software embedded within the products; and
•	we are required by law to provide medical safety related bug-fixes for products with embedded software elements.

We classify our infusion products, when sold with safety software, and patient identification products as software. We have determined the embedded software within our other products, primarily our dispensing and respiratory products, is incidental to the products as a whole. Those products are therefore not classified as software.

Product development trends indicate that embedded software, connectivity and interfacing with hospital information systems will continue to be components of, and possibly significant features of, future product releases. In the future, the embedded software inherent to these future products may be determined to be more than incidental to the product and as a result the product may be classified as software for revenue recognition purposes. If these future software products are sold with extended payment terms or subject to long-term leases, the timing of revenue recognition for these products could change significantly as compared to similar transactions with hardware products. Specifically, we may be unable to determine the associated payments are fixed or determinable and, as a result, we may be precluded from recognizing revenue upon the completion of installation services as we would for a hardware product. Instead, we may be required to recognize revenue on these software products over time as payments become due from the customer.

Revenue Recognition for Leases

Our accounting for leases involves specific determinations under applicable lease accounting standards, which often involve complex and prescriptive provisions. If a lease qualifies as a sales-type capital lease, equipment revenue is recognized upon delivery or installation of the equipment as opposed to ratably over the lease term. Therefore, our lease classification procedures significantly affect the timing of revenue recognition. The critical element considered by us in determining the classification of our lease transactions is the fair value of the leased equipment, including its estimated fair value at the inception and conclusion of the lease. For the purposes of determining the fair value of leased equipment at the inception of the lease, we apply the percentage discount from rental list prices provided within the lease transaction against the purchase list price. This methodology assumes that purchase customers are provided similar discounts as lease customers. Periodically, we review discount levels provided to purchase customers and lease customers to validate this assumption.

Multiple Element Arrangements

The majority of our transactions qualify as multiple element arrangements. We use the relative fair value method to allocate contract proceeds to each unit of accounting, which are then individually recognized to revenue. To the extent that fair value evidence does not exist for delivered elements of the transaction, we apply the residual method.

Determination as to whether fair value exists and the valuation of our fair value estimates are critical to both the relative fair value method and residual method. The determination of fair value estimates associated with our products and services is generally based on historical evidence of sales of the same product in stand alone transactions and the contract renewal prices for post-contract support and separately priced extended warranty services.

For software and software related products, evidence used in the determination of fair value estimates are based solely on vendor-specific objective evidence. Third-party fair value evidence may be used for non-software products.

Different conclusions as to the existence and valuation of fair value estimates may significantly affect the timing and valuation of revenue recognition, the classification of leasing transactions, and the classification of revenue as product, service, rental or other income. It is impossible to determine the effects of potential different conclusions as they relate to the existence or valuation of fair value estimates.

Business Combinations

Assumptions and estimates are used to determine the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of our acquisitions is assigned to intangible assets, which requires management to use significant judgment in determining fair value. Current and future amortization expense for such intangibles is affected by purchase price allocations and by the assessment of estimated useful lives of such intangibles, excluding goodwill. We believe the assets recorded and the useful lives established are appropriate based upon current facts and circumstances.

In conjunction with the review of a transaction, the status of the acquired company’s research and development projects is assessed to determine the existence of IPR&D. In connection with certain acquisitions, we are required to estimate the fair value of acquired IPR&D, which requires selecting an appropriate discount rate and estimating future cash flows for each project. Management also assesses the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs are not assigned to IPR&D unless future development is probable. Once the fair value is determined, an asset is established, and in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN No. 4”), is immediately written-off in our combined statement of income. During fiscal 2008, we reversed $25 million of a previously recorded write-off of IPR&D costs associated with the acquisition of Viasys, as a result of the finalization of the Viasys purchase price allocation process and recorded charges of $18 million related to the write-off of IPR&D costs associated with Enturia. During fiscal 2007, we recorded charges of $84 million and $1 million primarily related to the write-off of IPR&D costs associated with Viasys (see note 2 to our audited combined financial statements).

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) changes many aspects of business combinations, and could significantly influence how we pursue future business combinations. See note 1 to the audited combined financial statements for further information.

Goodwill and Other Intangibles

We account for goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives, primarily trademarks and patents, continue to be amortized over their useful lives. In conducting the impairment test, the fair value of our reporting units is compared to its carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

We perform our impairment testing at the operating segment level as defined in SFAS No. 142 because all of the components of each operating segment are similar and none of their components are reporting units. Our determination of fair value of the reporting units is based on a discounted cash flow analysis. The discount rates used for impairment testing are based on the risk-free rate plus an adjustment for risk factors. Our impairment review process uses estimates of future revenue for the reporting units, driven by assumed market growth rates and projected operating margins. These estimates are consistent with the plans and assumptions that we use to manage the underlying businesses.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The use of alternative estimates, changes in the industry or adjusting the discount rate could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to our results of operations.

We performed our annual impairment tests as of March 31, 2009, from which the fair value for each reporting segment exceeded the carrying value in our testing, therefore further analysis was not required and we did not recognize any goodwill impairment charges. If the carrying value had exceeded the fair value, we would have performed further analysis, comparing the carrying amount of goodwill for the reporting unit to the implied fair value of the reporting unit’s goodwill. The most significant input in our discounted cash flow model is the discount rate. Increasing the discount rate by 1 percentage point would not have indicated impairment for any of our reporting units. See note 7 to our audited combined financial statements for additional information regarding goodwill and other intangibles.

Restructuring and Acquisition Integration Charges

We separately identify restructuring and acquisition integration charges in SG&A expenses. A restructuring activity is a program whereby we fundamentally change our operations such as closing facilities, moving a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. Restructuring charges are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). Under SFAS No. 146, a liability is measured at its fair value and recognized as incurred.

Acquisition integration charges include costs to integrate acquired companies. Upon acquisition, certain integration charges are included within the purchase price allocation in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and other integration charges are recorded as special items as incurred.

The majority of the charges related to restructuring and acquisition integration can be classified in one of the following categories: employee-related costs, exit costs (including lease termination costs), asset impairments, IPR&D costs, and other integration costs. Employee-related costs include severance and termination benefits. Lease termination costs include lease cancellation fees, forfeited deposits and remaining payments due under existing lease agreements less estimated sublease income. Other facility exit costs include costs to move equipment or inventory out of a facility as well as other costs incurred to shut down a facility. Asset impairment costs include the reduction in value of our assets as a result of the integration or restructuring activities. IPR&D costs include the write-off of research and development projects in process at the time of acquisition, which had not yet reached technological feasibility and were deemed to have no alternative use. Other integration costs primarily include charges directly related to the integration plan such as consulting costs related to information systems and employee benefit plans as well as relocation and travel costs directly associated with the integration plan. See note 3 to our audited financial statements for additional information.

Provision for Income Taxes

Our income taxes as presented are calculated on a separate tax return basis, although our operations have historically been included in Cardinal Health’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. Cardinal Health’s global tax model has been developed based on its entire portfolio of businesses. Accordingly, our tax results as presented are not necessarily reflective of the results that we would have generated on a stand-alone basis.

With the exception of certain dedicated foreign entities, we do not maintain taxes payable to/from our parent and we are deemed to settle the annual current tax balances immediately with the legal tax paying entities in the respective jurisdictions. These settlements are reflected as changes in Parent Company Investment.

Our income tax expense, deferred tax assets and liabilities and measurement of uncertain tax positions reflect management’s assessment of estimated future taxes to be paid on items in the combined financial statements.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes. We had deferred income tax assets before valuation allowances of $299 million and $289 million as of June 30, 2009 and June 30, 2008, respectively. We also had deferred income tax liabilities of $852 million and $894 million as of June 30, 2009 and 2008, respectively. At June 30, 2009, we had gross federal, state and international loss and credit carryforwards of $5 million, $209 million and $54 million, respectively, the tax effect of which is an aggregate deferred tax asset of $38 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. The valuation allowance of $22 million at June 30, 2009 applies to certain federal, international, and state and local carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would be applied against income tax expense.

We believe that our estimates for the valuation allowances against deferred tax assets and measurement of uncertain tax positions are appropriate based on current facts and circumstances. However, other people applying reasonable judgment to the same facts and circumstances could develop a different estimate, and the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

In the first quarter of fiscal 2008, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognizing benefits, classification, interest and penalties, accounting in interim periods and disclosures.

During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the tax years 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. We and Cardinal Health disagree with the IRS regarding the application of the U.S. Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them.

The proper transfer price to be charged among subsidiaries and the value of intellectual property transferred among subsidiaries are subjective determinations that depend on the specific facts and circumstances at issue. Management estimated a contingent tax reserve for these issues by first concluding that our positions are more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes. The reserve was then determined by evaluating and weighing the technical merits of alternative valuation methodologies against each other and concluding on the positions that provide the largest amount of tax benefit that is more likely than not of being realized upon ultimate resolution. To the extent there are any administrative or case law developments that provide additional evidence in favor or against the valuation methodologies utilized, the contingent tax reserve will be adjusted in the period that such developments occur.

Since it is not currently possible to predict whether and when any of these events will occur, we are unable to quantify potential changes. Although we believe that we have provided an appropriate contingent tax reserve for these matters under FASB Interpretation, or FIN, No. 48, we may not be fully reserved for this matter and it is possible that we may be obligated to pay an amount in excess of the reserve, including the full amount that the IRS is seeking. Any such obligation could have an adverse effect on our results of operations and financial condition.

Loss Contingencies

We accrue for contingencies related to litigation and other claims arising out of our business in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”) which requires us to assess contingencies to determine the degree of probability and range of possible loss. An estimated loss contingency is accrued in our combined financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these claims are often inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates.

Share-Based Compensation

Cardinal Health maintains certain share-based compensation plans that enable Cardinal Health to grant awards to all employees, including our employees, in the form of Cardinal Health equity-based instruments. During the first quarter of fiscal 2006, Cardinal Health adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of options, to be recognized in the consolidated statement of income based on the grant date fair value of the award.

The fair values of options granted after Cardinal Health adopted this statement were determined using a lattice valuation model, whereas all options granted prior to adoption of this statement were valued using a Black-Scholes model. Our estimate of an option’s fair value depends on a complex estimation process that requires the estimation of future uncertain events. These events, estimates of which are entered within the option valuation model include, but are not limited to, stock price volatility, the expected option life, expected dividend yield and option forfeiture rates. Effective with all options granted subsequent to the adoption of SFAS No. 123(R), we estimate our future stock price volatility based on implied volatility from traded options on Cardinal Health’s common shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). We analyzed historical data to estimate option exercise behaviors and employee terminations to estimate the expected option life and forfeiture rates. We calculated separate option valuations for three separate groups of employees with similar historical exercise behaviors. Once employee stock option values are determined, current accounting practices do not permit them to be changed, even if the estimates used in the valuation model are different from actual results. SFAS No. 123(R) requires us, however, to compare our estimated option forfeiture rates to actual forfeiture rates and record any adjustments as necessary. See note 17 to our audited combined financial statements for additional information regarding share-based compensation.

New Accounting Pronouncements

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 for its financial assets and liabilities in the first quarter of fiscal 2009, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows. We will adopt the provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010.

SFAS No. 161.    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (iii) how derivative instruments and the related hedged item affect an entity’s results of operations, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 in the third quarter of fiscal 2009. Since SFAS No. 161 is a disclosure standard, this adoption did not have any impact on our financial condition, results of operations or cash flows.

SFAS No. 165.    In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. We adopted SFAS No. 165 in the fourth quarter of fiscal 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk Management

By nature of our global operations, we are exposed to market risk from changes in foreign exchange rates. Our exposure to foreign exchange rates exists primarily with respect to the Euro, British Pound, Australian Dollar, Mexican Peso and Canadian dollar. We have historically used derivative financial instruments indirectly through our participation in the centralized hedging program of Cardinal Health, which are designed to minimize exposure to foreign currency risk. Cardinal Health did not hold or issue derivative financial instruments for speculative purposes.

As an independent company, we are currently evaluating our exposures and designing our hedging strategy following the separation. We anticipate that in the future we will also implement a program based on the use of a combination of financial derivatives such as forward contracts and options to manage our foreign exchange risk. See notes 1 and 13 to the audited combined financial statements for more information on historical foreign currency risk management.

Interest Rate Risk Management

Changes in interest rates can impact us in several ways. The return we earn on investing our cash is based on floating interest rates, and changes in rates have a direct impact on our interest income. Our primary source of debt capital is currently at fixed rates and as a result, we have a net exposure to changes in interest rates. We expect to review our exposure and sensitivity to changes in interest rates following separation from Cardinal Health. In the event we decide to change our risk profile, we will likely use financial derivatives such as interest rate swaps to adjust our exposure to changes in rates.

Commodity Price Risk Management

We purchase commodities such as latex, heating oil, diesel fuel and polystyrene, among others for use in our manufacturing processes. We typically purchase these commodities at market prices, and as a result, are affected by market price fluctuations. We have historically, performed a sensitivity analysis on our forecasted commodity exposures for the following fiscal year, but have chosen to not hedge these exposures as they were deemed to be insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAREFUSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the

Board of Directors of CareFusion Corporation

We have audited the accompanying combined balance sheets of CareFusion Corporation (the “Company”) as of June 30, 2009 and 2008, and the related combined statements of income, parent company equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of June 30, 2009 and 2008, and the combined results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with the U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the combined financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of July 1, 2007.

/s/ Ernst & Young LLP

San Diego, CA

September 15, 2009

CAREFUSION CORPORATION

COMBINED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Revenue	$4,501	$4,518	$3,478
Cost of Products Sold	2,519	2,472	1,911

Gross Margin	1,982	2,046	1,567
Selling, General and Administrative Expenses	1,155	1,104	890
Research and Development Expenses	165	162	103
Restructuring and Acquisition Integration Charges	73	37	24
Acquired In-Process Research and Development	—	18	85

Operating Income	589	725	465

Interest Expense and Other, Net (Including Net Interest Expense Allocated from Parent of $80, $88, and $72 for Fiscal 2009, 2008 and 2007, respectively)	103	67	55
Royalty (Income) and Other, Net Received from Parent	(233)	(189)	(208)

Income Before Income Taxes	719	847	618
Provision for Income Taxes	151	184	116

Net Income	$568	$663	$502

See accompanying notes to combined financial statements

CAREFUSION CORPORATION

COMBINED BALANCE SHEETS

(in millions)	June 30, 2009	June 30, 2008
ASSETS
Current Assets:
Cash and Equivalents	$783	$607
Trade Receivables, Net	552	629
Current Portion of Net Investment in Sales-Type Leases	391	373
Inventories, Net	563	584
Prepaid Expenses and Other	101	129

Total Current Assets	2,390	2,322

Property and Equipment, Net	574	602
Net Investment in Sales-Type Leases, Less Current Portion	919	899
Goodwill	3,488	3,456
Intangible Assets, Net	916	978
Other Assets	62	72

Total Assets	$8,349	$8,329

LIABILITIES AND PARENT COMPANY EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings, Including Debt Allocated from Parent of $129 and $63, at June 30, 2009 and 2008, respectively	$130	$70
Accounts Payable	154	183
Other Accrued Liabilities	478	547

Total Current Liabilities	762	800

Long-Term Obligations, Less Current Portion, Including Debt Allocated from Parent of $1,152 and $1,534, at June 30, 2009 and 2008, respectively	1,159	1,539
Deferred Income Taxes and Other Liabilities	977	942

Total Liabilities	2,898	3,281

Commitments and Contingencies

Parent Company Equity:
Parent Company Investment	5,506	4,977
Accumulated Other Comprehensive Income (Loss)	(55)	71

Total Parent Company Equity	5,451	5,048

Total Liabilities and Parent Company Equity	$8,349	$8,329

See accompanying notes to combined financial statements

CAREFUSION CORPORATION

COMBINED STATEMENTS OF PARENT COMPANY EQUITY

(in millions)	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity	Comprehensive Income
Balance at June 30, 2006	$2,726	$36	$2,762
Comprehensive Income:
Net Income	502	—	502	502
Foreign Currency Translation Adjustments	—	15	15	15
Net Unrealized Loss on Derivatives	—	(3)	(3)	(3)

Total Comprehensive Income				$514

Net Transfers from Parent	1,611	—	1,611

Balance at June 30, 2007	4,839	48	4,887

Comprehensive Income:
Net Income	663	—	663	663
Foreign Currency Translation Adjustments	—	24	24	24
Net Unrealized Loss on Derivatives	—	(3)	(3)	(3)
Net Change in Minimum Pension Liability	—	2	2	2

Total Comprehensive Income				$686

Impact of Adopting FASB Interpretation No. 48	(35)	—	(35)
Net Transfers to Parent	(490)	—	(490)

Balance at June 30, 2008	4,977	71	5,048

Comprehensive Income:
Net Income	568	—	568	568
Foreign Currency Translation Adjustments	—	(119)	(119)	(119)
Net Unrealized Loss on Derivatives	—	(1)	(1)	(1)
Net Change in Minimum Pension Liability	—	(6)	(6)	(6)

Total Comprehensive Income				$442

Net Transfers to Parent	(39)	—	(39)

Balance at June 30, 2009	$5,506	$(55)	$5,451

See accompanying notes to combined financial statements

CAREFUSION CORPORATION

COMBINED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$568	$663	$502
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	194	165	117
Acquired In-Process Research and Development	—	18	85
Equity-Based Compensation Expense	56	54	68
Provision for Deferred Income Taxes	(48)	71	(38)
Provision for Bad Debts	11	7	(1)
Loss on Sales of Property and Equipment, Net	17	15	22
Change in Operating Assets and Liabilities, Net of Effects from Acquisitions:
(Increase)/Decrease in Trade Receivables	65	(22)	(75)
(Increase)/Decrease in Inventories	20	44	(60)
Increase in Net Investment in Sales-Type Leases	(38)	(126)	(125)
Decrease in Accounts Payable	(29)	(18)	(15)
Other Accrued Liabilities and Operating Items, Net	(13)	15	40

Net Cash Provided by Operating Activities	803	886	520

Cash Flows from Investing Activities:
Acquisition of Subsidiaries, Net of Divestitures and Cash Acquired	(4)	(559)	(1,604)
Additions to Property and Equipment	(129)	(189)	(115)
Additions to Intangible Assets	(21)	(25)	(3)

Net Cash Used in Investing Activities	(154)	(773)	(1,722)

Cash Flows from Financing Activities:
Net Change in Third Party Obligations	(3)	(16)	(123)
Net Cash Transfer (to)/from Parent	(418)	(234)	1,804

Net Cash (Used in)/Provided by Financing Activities	(421)	(250)	1,681

Effect of Exchange Rate Changes on Cash	(52)	67	5

Net Increase/(Decrease) in Cash and Equivalents	176	(70)	484

Cash and Equivalents at Beginning of Period	607	677	193

Cash and Equivalents at End of Period	$783	$607	$677

Supplemental Information:
Cash Payments for:
Interest	$82	$89	$74
Income Taxes	$27	$20	$24

See accompanying notes to combined financial statements

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Separation from Cardinal Health, Inc.    On September 29, 2008, Cardinal Health announced that it intended to separate its clinical and medical products businesses from the remainder of its businesses through a pro rata distribution of common stock of an entity holding the assets and liabilities associated with the clinical and medical products businesses. Carefusion Corporation was incorporated in Delaware on January 14, 2009 for the purpose of holding such businesses. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us (“the contribution”), and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders (“the distribution”), based on a distribution ratio of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As a condition to the separation, Cardinal Health is required to dispose of the remaining 19% of our common stock within five years of the distribution date.

In connection with the spinoff, Cardinal Health retained certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff, which were part of the clinical and medical products businesses of Cardinal Health. These lines of businesses are reflected in the CareFusion financial information, primarily in the Medical Technologies and Services segment. These financial statements reflect these businesses on an “as managed” basis. Going forward, starting with our Form 10-Q for the quarter ended September 30, 2009, these businesses will be presented within our financial statements as discontinued operations as of the spinoff date of August 31, 2009.

In connection with the spinoff, we have incurred and expect to incur one-time expenditures primarily consisting of employee-related costs, including severance, costs to start up certain stand-alone functions and information technology systems, and other one-time transaction related costs. Additionally, we will incur increased costs as an independent publicly-traded company, primarily as a result of higher charges than in the past from Cardinal Health for transition services and from establishing or expanding the corporate support for our financial reporting, investor relations, legal, procurement and other services. We believe cash flow from operations will be sufficient to fund these additional corporate expenses.

Unless the context otherwise requires, references in these notes to audited combined financial statements to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our,” “the company” and “our company” refer to CareFusion Corporation and its combined subsidiaries. References in notes to audited combined financial statements to “Cardinal Health” or “parent” refers to Cardinal Health, Inc., an Ohio corporation, and its consolidated subsidiaries (other than CareFusion Corporation and its combined subsidiaries), unless the context otherwise requires.

Our Business.    We are a global medical technology company with clinically proven products and services designed to measurably improve the safety and quality of healthcare. We offer comprehensive product lines in the areas of intravenous, or IV, infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments. Our primary product brands include: Alaris, Pyxis, AVEA, Pulmonetic Systems, Jaeger, SensorMedics, ChloraPrep and V. Mueller. Our primary customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. Our business consists of two reporting segments: Critical Care Technologies and Medical Technologies and Services:

•	Critical Care Technologies includes our infusion, dispensing and respiratory care businesses that develop, manufacture and sell capital equipment and related dedicated and non-dedicated disposables.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

•

Medical Technologies and Services includes our infection prevention and medical specialties products and services businesses that develop, manufacture and sell primarily single-use, disposable products and reusable surgical instruments.

Principles of Combination and Basis of Presentation.    The combined financial statements presented herein, and discussed below, have been prepared on a stand-alone basis and are derived from the combined financial statements and accounting records of Cardinal Health. The combined financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States of America, or GAAP. Included within our combined financial statements are the results of certain businesses which have historically been managed by us but will be retained by Cardinal Health post separation. Our fiscal year ends on June 30. All significant intracompany transactions and accounts between our businesses have been eliminated.

All significant intercompany transactions between us and Cardinal Health have been included in these combined financial statements and are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flow as a financing activity and in the combined balance sheets as “Parent Company Investment”. All references to “notes” mean the notes to the audited combined financial statements presented herein.

CareFusion historically has utilized the services of Cardinal Health for certain functions. These services include, but are not limited to, providing working capital, as well as certain legal, finance, information technology, internal audit, tax advisory, and human resources services, including various employee benefit programs. The cost of these services has been allocated to CareFusion and included in the combined financial statements. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Additionally, in the periods presented we had earned royalty income from Cardinal Health and received a push down of assets and liabilities, including debt and interest expense, that has been historically reported by Cardinal Health but is specifically identifiable or otherwise allocated to us. A more detailed discussion of the relationship with Cardinal Health, including a description of the costs which have been allocated to us, as well as the method of allocation, is included in note 14.

Additionally, our combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented.

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the combined financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, rebate accruals, inventory valuation, goodwill and intangible asset impairment, preliminary and final purchase accounting valuations including acquired in-process research and development costs, or IPR&D, equity-based compensation, income taxes, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

Cash Equivalents.    We consider all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates fair value.

Receivables.    Trade receivables are primarily comprised of amounts owed to us through our operating activities and are presented net of an allowance for doubtful accounts and accrued rebates. Our allowance for doubtful

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

accounts totaled $22 million at both June 30, 2009 and 2008. An account is considered past due on the first day after its due date. We monitor past due accounts on an ongoing basis and establish appropriate reserves to cover probable losses. We write off any amounts deemed uncollectible against an established allowance for doubtful accounts.

Rebates are paid when third party distributors are able to charge us back for the difference between the price charged to the customer and the price paid by the distributor when the end customer pricing is established by us. Upon revenue recognition, we estimate the difference between the price charged to the customer and the price paid by the distributor based on historical data and record these accrued rebates as a reduction to the related revenues and receivables.

Concentrations of Credit Risk and Major Customers.    We maintain cash depository accounts with major banks throughout the world and invest in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months, and we have not historically incurred any related losses.

Our trade receivables, lease receivables and accrued interest receivables are exposed to a concentration of credit risk with customers in the healthcare sector. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the hospital and acute care sectors of the healthcare industry. Such credit risk is limited, however, due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform ongoing credit evaluations of our customers’ financial conditions and maintain reserves for credit losses. Such losses historically have been within our expectations.

Certain of our businesses have entered into agreements with group purchasing organizations, or GPOs, which have established relationships with the users of our products and act as purchasing agents that negotiate vendor contracts on behalf of their members. We do not have exclusive arrangements with these organizations and either party can terminate the relationship at any time. However, our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements specific to the GPO.

Acquisitions.    From time to time, we acquire businesses and/or assets that augment and complement our operations. These acquisitions are accounted for under the purchase method of accounting. The combined financial statements include the results of operations from these business combinations as of the date of acquisition. Additional disclosure related to our acquisitions is provided in note 2.

Inventories.    We primarily compute inventory cost on a currently adjusted standard basis (which approximates actual cost on a first-in, first-out basis). We reduce the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving. We reserve for inventory obsolescence based upon historical experience, sales trends, and specific categories of inventory and age of on-hand inventory. Work-in-process and finished goods inventories include raw materials, direct labor and manufacturing overhead. See note 5 for additional information.

Property and Equipment.    Property and equipment are stated at cost. Property and equipment held for sale are recorded at the lower of cost or fair value less cost to sell. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the shorter of the terms of their respective leases or their estimated useful lives. We use the following range of useful lives for our property and equipment categories: buildings and improvements: 1 to 39 years; machinery and equipment: 3 to 15 years; and furniture and fixtures: 3 to 7 years. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. See note 6 for additional information.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

Goodwill and Intangible Assets.    Goodwill is the excess of the purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in the business combination. We account for purchased goodwill and other intangible assets in accordance with Statement of Financial Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, are amortized over their useful lives. We test goodwill for impairment in the fourth quarter of each year, or more frequently if certain indicators are present or changes in circumstances suggest impairment may exist. We conduct our impairment testing one level below our reportable segments, referred to as operating segments, as the business units comprising the operating segments service a common group of customers, offer complementary products, and share a common strategy. We test for impairment by comparing the fair value of each of the operating units to their respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The determination of fair value of the operating units is based on a discounted cash flow analysis. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

Product Warranties.    We offer warranties on certain products for various periods of time. We accrue the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects our best estimate of probable liability under our product warranties. We estimate the liability based on our stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair our products under warranty. Factors that affect our warranty liability include the number of units sold, the length of the warranty, historical and anticipated rates of warranty claims and cost per claim. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. See note 16 for additional information.

Income Taxes.    Our income taxes as presented are calculated on a separate tax return basis, although our operations have historically been included in Cardinal Health’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. Cardinal Health’s global tax model has been developed based on its entire portfolio of businesses. Accordingly, our tax results as presented are not necessarily reflective of the results that we would have generated on a stand-alone basis.

With the exception of certain dedicated foreign entities, we do not maintain taxes payable to/from our parent and we are deemed to settle the annual current tax balances immediately with the legal tax paying entities in the respective jurisdictions. These settlements are reflected as changes in Parent Company Investment.

In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we account for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax basis and financial reporting basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested.

In the first quarter of fiscal 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the combined financial statements in accordance

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

with SFAS No. 109. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of adoption of this interpretation was a $35 million reduction of Parent Company Investment.

Other Accrued Liabilities.    Other accrued liabilities represent various obligations, including certain accrued operating expenses. For the fiscal years ended June 30, 2009 and 2008, the largest components of other accrued liabilities were employee compensation and related benefit accruals of $64 million and $124 million, respectively, and deferred revenue of $99 million and $119 million, respectively.

Parent Company Investment.    Parent Company Investment in the combined balance sheets represents Cardinal Health’s historical investment in us in excess of debt allocated to us, our accumulated net income after taxes, and the net effect of the transactions with and allocations from Cardinal Health. See Principles of Combination and Basis of Presentation above and note 14 for additional information.

Restructuring Charges.    We account for all exit or disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). Under SFAS No. 146, a liability is measured at its fair value and recognized as incurred. Acquisition integration charges are expensed as incurred. Additional disclosure related to our restructuring charges is provided in note 3.

Share-Based Compensation.    Share-based compensation is accounted for under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based at their grant date fair values. We adopted SFAS No. 123(R) on July 1, 2005, using the modified prospective transition method.

The compensation expense recognized for all share-based awards is net of estimated forfeitures and is recognized ratably over the awards’ service period. We classify equity-based compensation within “Selling, General and Administrative Expenses”, or SG&A, expenses to correspond with the same line item as the majority of the cash compensation paid to employees. See note 17 for additional information.

Revenue Recognition.    We generate revenue through the sale and lease of equipment, software, services, medical products, supplies, and the income associated with the financing of our equipment leases. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition (“SAB No. 104”), we recognize revenue when:

•	persuasive evidence of an arrangement exists;
•	product delivery has occurred or the services have been rendered;
•	the price is fixed or determinable; and
•	collectability is reasonably assured.

Revenue is recognized net of sales returns and allowances, administration fees, incentives and estimated rebates.

The majority of our revenue transactions qualify as multiple element arrangements. Revenue under these arrangements is accounted for in accordance with the principles of Emerging Issues Task Force, or EITF, Consensus No. 00-21, Multiple Element Arrangements (“EITF 00-21”)and, if applicable, American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), and SFAS No. 13, Accounting for Leases (“SFAS No. 13”). Revenue in multiple element arrangements is allocated to each unit of accounting using the relative fair value method. Revenue is recognized for each unit of accounting individually. Fair value evidence used during the allocation process is limited to

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

vendor specific objective evidence, or VSOE of fair value, or historical prices in which the products have been sold in stand-alone transactions. To the extent products have not yet been sold on a stand alone basis, VSOE of fair value is the price which management with the authority to do so has established for the product. In the event that VSOE of fair value does not exist, data points outside of the organization are utilized as objective evidence of fair value for non-software products. When fair value evidence exists for undelivered elements but does not exist for delivered elements, we apply the residual method of accounting.

Equipment sale revenue consists of dispensing, respiratory, and infusion equipment sold without safety software. We recognize equipment sale revenue upon the transfer of title and risk of loss to the customer and the substantial completion of installation or training services. When related installation and training services are considered inconsequential, delivery is deemed to occur upon the transfer of title and risk of loss, at which time revenue and the costs associated with installation and training are recognized.

Equipment lease revenue consists primarily of dispensing equipment. Lease transactions are evaluated and classified as either operating leases or sales-type leases as defined in SFAS No. 13. We recognize sales-type leases as revenue upon the completion of installation activities in the amount of the present value of the minimum lease payments. We recognize operating lease revenue evenly over the lease term, commencing upon the completion of installation activities. We recognize equipment financing revenue over the term of the sales-type lease using the effective interest method.

Product revenue consists of medical products and supplies. We sell medical products and supplies to the medical distribution business of Cardinal Health and various unrelated third-parties. We recognize product revenue on sales through the medical distribution business of Cardinal Health when title transfers to the end customer, which is typically upon shipment from Cardinal Health to the end customer. Unrelated third parties include end customers and also distributors who maintain inventories of our products and later sell the products to end customers. In many cases, we negotiate the prices of medical products and supplies directly with end customers under pricing agreements, including GPO contracts. These negotiated prices are typically lower than the prices charged to distributors. When an end customer purchases medical products and supplies from a distributor under a pricing agreement, the distributor is able to charge us back for the difference between the price charged to the customer and the price paid by the distributor. We recognize product revenue on sales to unrelated third-parties when title transfers, typically upon shipment from us, net of estimated rebates, in accordance with SAB No. 104.

Software and software-related elements are comprised primarily of infusion equipment sold with safety software, patient identification software applications and related hardware, software installation services, and post-contract support. Software and software-related elements are recognized to revenue in accordance with the guidance of SOP No. 97-2. Software and software-related elements, with the exception of software maintenance, are recognized as revenue upon the later of delivery and the completion of associated service obligations. Software maintenance arrangements and other post-contract support offerings are recognized as revenue ratably over the service period.

We periodically review our product offerings with embedded software to determine whether the software is more than incidental to the product as a whole. When embedded software is more than incidental to a product as a whole, the product is classified as software for revenue recognition purposes. Any non-software product for which a software product is essential to its functionality is classified as a software related element. Software-related elements also include software installation services and post contract support.

Service revenue consists of separately priced extended warranty contracts, separately priced installation and training, and repair services. We recognize revenue for separately priced extended warranty contracts ratably over the service term in accordance with the guidance of FASB Technical Bulletin, or FTB, No. 90-1,

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB No. 90-1”). Separately priced installation and training and repair services are recognized as revenue based on the completed performance method, which results in the recognition of revenue upon the extinguishment of our obligation to the customer. Service revenue was immaterial for all periods presented.

Shipping and Handling.    Shipping and handling costs are included in cost of products sold in the combined statements of income. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling revenue received was immaterial for all periods presented.

Research and Development Costs.    Costs incurred in connection with development of new products and manufacturing methods are charged to expense as incurred, except certain software development costs which are capitalized after technological feasibility of the software is established.

Acquired In-Process Research and Development Costs.    IPR&D costs include the write-off of research and development projects in process at the time of acquisition, which had not yet reached technological feasibility and were deemed to have no alternative future use in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN No. 4”). Determining the value of IPR&D requires significant estimates. The value of IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. These methodologies include consideration of the project not achieving commercial feasibility.

Translation of Foreign Currencies.    The financial statements of our entities outside the United States generally are measured using their local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign entities into U.S. dollars are accumulated in parent company equity through other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses, which are calculated by utilizing weighted average exchange rates for the period, are included in the combined statements of income in “Interest Expense and Other, Net”.

Interest Rate & Foreign Currency Risk Management.    We have historically used derivative financial instruments indirectly through our participation in the centralized hedging functions of Cardinal Health, which are designed primarily to minimize exposure to interest rate and foreign currency risk. Cardinal Health does not hold or issue derivative financial instruments for speculative purposes.

Cardinal Health uses forward currency exchange contracts and interest rate swaps to manage its exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs and to the interest rate changes on borrowing costs. These contracts are designated as cash flow hedges.

Cardinal Health uses foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in “Interest Expense and Other, Net” in our combined statement of income. The remeasurement adjustment is offset by the foreign currency forward contract settlements which are also classified in “Interest Expense and Other, Net” in our combined statements of income.

Cardinal Health’s derivative contracts are adjusted to current market values each period and qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. Periodic gains and losses of contracts designated as cash flow hedges are deferred in

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in net income as an adjustment to the carrying amounts of underlying transactions in the period in which these transactions are recognized. For those contracts designated as fair value hedges, resulting gains or losses are recognized in earnings offsetting the exposure of underlying transactions. Carrying values of all contracts are included in other assets or liabilities. The effects of the interest rate and foreign currency derivative instruments (including the associated derivative assets and liabilities) have been pushed down to us on a specific identification basis.

Cardinal Health’s policy requires that contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net income immediately. If a cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction was no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. Additional disclosure related to hedging contracts is provided in note 13.

Cardinal Health is exposed to counterparty credit risk on all of its derivative instruments. Accordingly, Cardinal Health has established and maintained strict counterparty credit guidelines and enters into hedges only with major financial institutions that are investment grade or better. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and in any event would not be material. Additionally, Cardinal Health does not require collateral under these agreements.

New Accounting Pronouncements (Adopted during fiscal year 2009)

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 for its financial assets and liabilities in the first quarter of fiscal 2009, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows. We will adopt the provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010.

SFAS No. 161.    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (iii) how derivative instruments and the related hedged item affect an entity’s results of operations, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 in the third quarter of fiscal 2009. Since SFAS No. 161 is a disclosure standard, this adoption did not have any impact on our financial condition, results of operations or cash flows.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

SFAS No. 165.    In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. We adopted SFAS No. 165 in the fourth quarter of fiscal 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows. We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, September 15, 2009, which is the date the financial statements were filed with the SEC.

New Accounting Pronouncements (Not yet adopted)

SFAS No. 141(R).    In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. We are in the process of determining the effect the adoption of SFAS No. 141(R) will have on our financial condition, results of operations or cash flows. Upon adoption of FAS 141(R), adjustments to acquired tax contingencies for all acquisitions, regardless if they were completed prior to the adoption of FAS 141(R), are recorded to the income statement, rather than as an adjustment to Goodwill, if they occur anytime after the measurement period (generally one year from the acquisition date).

SFAS No. 160.    In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statements of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of determining the effect the adoption of SFAS No. 160 will have on our financial condition, results of operations or cash flows.

SFAS No. 166.    In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS No. 166”). In general, SFAS No. 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) to address accounting practices that have developed since the issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of the Statement and address concerns that many financial assets and related obligations that have been derecognized should continue to be reported in the financial statement of the transferors. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS No. 166 will have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 167.    In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In general, SFAS No. 167 amends certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

and annual reporting periods thereafter. We do not expect the adoption of SFAS No. 167 will have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 168.    In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will have a material impact on our financial condition, results of operations or cash flows.

NOTE 2. ACQUISITIONS

Fiscal 2009.    During fiscal year 2009, we did not complete any significant acquisitions.

Fiscal 2008.    On May 12, 2008, we completed the acquisition of the assets of privately held Enturia Inc., or Enturia, a manufacturer of products and services directed at the infection prevention markets. The purchase price of the acquisition, which was paid in cash, was approximately $490 million, including the assumption of approximately $14 million of liabilities, which included $5 million of debt.

The final valuation of the acquired assets and liabilities resulted in goodwill of approximately $328 million and identifiable intangible assets of $129 million. Various factors contributed to the establishment of goodwill, including the benefit of adding Enturia’s portfolio of products, highly trained workforce, increased market penetration and future products. We identified and valued intangible assets related to trade names and trademarks, developed technology and customer relationships. The detail by category is as follows:

Category	Amount (in millions)	Average Life (in years)
Trade Names and Trademarks	$19	10
Developed Technology	25	10
Customer Relationships	85	10

Total Intangible Assets Acquired	$129

During fiscal 2008, we recorded a charge of $18 million related to the write-off of estimated IPR&D costs associated with the Enturia acquisition. The portion of the purchase price allocated to IPR&D in fiscal 2008 represented our preliminary estimate of the fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately expensed at the acquisition date in accordance with FIN No. 4. During fiscal 2009, we completed the valuation of IPR&D and no adjustment is needed to the IPR&D charge recorded in fiscal 2008.

In connection with restructuring and integration plans related to our acquisition of Enturia, we accrued, as part of our acquisition adjustments, a liability of $20 million related to closing of certain facilities and $4 million related to employee termination costs. During fiscal 2009, we reclassified the $20 million liability to goodwill as it is no longer feasible to consolidate facilities due to the fact that the planned destination facilities will remain with Cardinal Health post separation. As of June 30, 2009, we had paid $3 million associated with employee-termination costs.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

In addition, during fiscal 2008 we completed other acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $31 million with potential maximum contingent payments of $85 million. Assumed liabilities of these acquired businesses were immaterial. In connection with these other acquisitions, we recognized $25 million of IPR&D costs.

The combined financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions occurred at the beginning of fiscal 2008, results of operations would not have differed materially from reported results.

Fiscal 2007.    On June 21 and 27, 2007, we completed the initial and subsequent tender offers for the outstanding common stock of VIASYS Healthcare Inc., or Viasys, a publicly-traded provider of products and services directed at the critical care ventilation, respiratory diagnostics and clinical services and other medical and surgical products markets. Through the tender offers, a total of approximately 29 million shares of Viasys common stock were validly tendered for $42.75 per share, which represented approximately 88% of all outstanding shares of Viasys. On June 28, 2007, we acquired from Viasys a number of additional shares so that we would hold more than 90% of the outstanding shares on a fully diluted basis. The same day, Viasys merged with a subsidiary of ours to complete the transaction.

The following table provides detail of the significant assets and liabilities acquired in connection with this transaction based on the final valuation upon acquisition:

(in millions)	June 27, 2007
Cash Consideration Paid to Former Shareholders	$1,517
Direct Acquisition Costs	24
Value of Vested Options Assumed	7

Total Purchase Price	$1,548

Balance Sheet as of the Acquisition Date:
Cash and Equivalents	$23
Trade Receivables	127
Inventories	91
Prepaid Expenses and Other	40

Total Current Assets	281
Property and Equipment	57
Other Assets	11
IPR&D	84
Other Intangibles	376
Goodwill (non-deductible)	1,002

Total Assets Acquired	1,811

Accounts Payable	22
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	52
Other Accrued Liabilities	143

Total Current Liabilities	217
Long-Term Obligations, Less Current Portion	2
Deferred Income Taxes and Other Liabilities	165

Total Liabilities Acquired	384

Net Assets Retained by Us	1,427

Net Assets Retained by Parent	121

Net Assets Acquired	$1,548

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

Pro Forma Results (Unaudited)

The following summary, prepared on a pro forma basis, presents unaudited combined results of operations as if the acquisition of Viasys had been completed as of the beginning of fiscal 2007, after including the impact of adjustments for amortization of intangibles, interest expense on related borrowings and the effect of income taxes. This pro forma presentation does not include any impact of transaction synergies.

(in millions)	June 30, 2007
Revenue — As Reported	$3,478
Revenue — Pro Forma	$4,094
Net Income — As Reported	$502
Net Income — Pro Forma	$512

The pro forma results are not necessarily indicative of our results of operations had we owned Viasys for the entire periods presented.

The final valuation of the acquired assets and liabilities after certain purchase accounting adjustments resulted in goodwill of approximately $1.0 billion, which is not deductible for tax purposes, and identifiable intangible assets of $376 million as reported at June 30, 2007. The final valuation, completed in fiscal 2008, resulted in an $82 million reclassification from goodwill to identifiable intangible assets. Various factors contributed to the establishment of goodwill, including the benefit of our product sales force adding Viasys’s portfolio of products, highly trained workforce, increased market penetration and future products. We identified and valued intangible assets related to trade names and trademarks, developed technology and customer relationships. The detail by category is as follows:

Category	Amount (in millions)	Average Life (in years)
Trade Names and Trademarks	$157	Indefinite
Developed Technology	44	6
Customer Relationships	257	20

Total Intangible Assets Acquired	$458

During fiscal 2007, we recorded a charge of $84 million related to the write-off of estimated IPR&D costs associated with the Viasys acquisition. This charge was based on our preliminary estimate of the fair value of IPR&D. During fiscal 2008, we completed the valuation of IPR&D and recorded a $25 million adjustment to reduce the total write-off of IPR&D associated with the Viasys acquisition to $59 million. The portion of the purchase price allocated to IPR&D represents the estimated fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility and were deemed to have no alternative use and, accordingly, were expensed in accordance with FIN No. 4.

In connection with restructuring and integration plans related to our acquisition of Viasys, we accrued, as part of our acquisition adjustments, a liability of $17 million for legal and recall charges, $11 million related to employee termination and relocation costs, $11 million related to closing of certain facilities and $2 million for other restructuring charges. As of June 30, 2009, we had paid $5 million of legal and recall related costs, $8 million of employee-related costs and $9 million associated with the facility closures. Additionally, we reversed $6 million of the $17 million accrued legal and recall charges and $2 million of the $11 million employee termination and relocation costs due to revised estimates.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

In addition, during fiscal 2007 we completed other acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $145 million with potential maximum contingent payments of $11 million. Assumed liabilities of these acquired businesses were $19 million. In connection with these minor acquisitions, we recognized $1 million of IPR&D costs.

NOTE 3. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring charges are recorded in accordance with SFAS No. 146. Under SFAS No. 146, a liability is measured at its fair value and recognized as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Restructuring Charges	$61	$13	$16
Acquisition Integration Charges	12	24	8

Total Restructuring and Acquisition Integration Charges	$73	$37	$24

Restructuring Charges

In fiscal 2009 we launched a series of restructuring programs with the goal to provide improved management focus through the re-alignment of the management structure and lowering its cost structure through a reduction in global workforce. The entire restructuring program is expected to result in $73 million in pre-tax charges. We recorded $58 million of the expected $73 million pre-tax restructuring charge during fiscal 2009. We expect the programs to be substantially complete by the end of fiscal 2010.

In addition to participating in the restructuring programs discussed above, we periodically incur costs to implement smaller restructuring efforts for specific operations. The restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

The following table and paragraphs provide additional detail regarding the types of restructuring charges incurred by us for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Medical Technologies and Services
Employee-Related Costs	$14	$11	$2
Facility Exit and Other Costs	8	1	5

Total Medical Technologies and Services	22	12	7
Critical Care Technologies
Employee-Related Costs	26	—	3
Facility Exit and Other Costs	13	1	6

Total Critical Care Technologies	39	1	9

Total Restructuring Charges	$61	$13	$16

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

Employee-Related Costs.    These costs primarily consist of severance accrued upon either communication of terms to employees or over the required service period, outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

Facility Exit and Other Costs.    These costs primarily consist of accelerated depreciation, equipment relocation costs, project consulting fees, and costs associated with restructuring our delivery of information technology infrastructure services.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during fiscal 2009 and fiscal 2008 were primarily a result of the acquisition of Viasys. The cost incurred during fiscal 2007 was primarily a result of the fiscal 2004 acquisition of ALARIS Medical Systems, Inc., or Alaris. During the fiscal years noted above, we also incurred acquisition integration charges for numerous smaller acquisitions.

The following table and paragraphs provide additional detail regarding the types of acquisition integration charges incurred by us for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Acquisition Integration Charges:
Employee-Related Costs	$2	$3	$1
Other Integration Costs	10	21	7

Total Acquisition Integration Charges	$12	$24	$8

Employee-Related Costs.    These costs primarily consist of severance, retention bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of the acquisitions.

Other Integration Costs.    Other integration costs generally relate to expenses incurred to integrate the acquired company’s operations and systems into our existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, corporate accounting and finance, sales and marketing and other.

Restructuring Accrual Rollforward.    The following table summarizes activity related to liabilities associated with our restructuring charges as of June 30, 2009, 2008 and 2007, which are included within “Other Accrued Liabilities” in the combined balance sheets:

(in millions)	Restructuring
Balance at June 30, 2007	$4

Additions	13
Payments	(10)

Balance at June 30, 2008	7

Additions	61
Payments	(51)

Balance at June 30, 2009	$17

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

Certain acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

NOTE 4. LEASES

Sales Type Leases.    Our sales-type leases are for terms generally ranging from three to five years. Lease receivables are generally collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows as of June 30, 2009 and 2008:

	As of June 30,
(in millions)	2009	2008
Future Minimum Lease Payments Receivable	$1,484	$1,457
Unguaranteed Residual Values	25	24
Unearned Income	(192)	(203)
Allowance for Uncollectible Minimum Lease Payments Receivable	(7)	(6)

Net Investment in Sales-Type Leases	1,310	1,272
Less: Current Portion	391	373

Net Investment in Sales-Type Leases, Less Current Portion	$919	$899

Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are as follows:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Minimum Lease Payments	$454	$411	$336	$211	$71	$1	$1,484

Operating Lease Revenue.    Products under operating leases consist of the following at June 30, 2009 and 2008:

	As of June 30,
(in millions)	2009	2008
Products	$68	$68
Less: Allowance for Depreciation	(32)	(25)

	$36	$43

Future minimum lease payments to be received pursuant to operating leases during the next five fiscal years and thereafter are as follows:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Future Lease Payments	$26	$21	$17	$14	$8	$2	$88

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 5. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following as of June 30, 2009 and 2008:

	As of June 30,
(in millions)	2009	2008
Finished Goods	$405	$405
Work-in-Process	44	52
Raw Materials	164	178

	613	635
Reserve for Excess and Obsolete Inventories	(50)	(51)

Inventories, Net	$563	$584

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following at June 30, 2009 and 2008, respectively:

	As of June 30,
(in millions)	2009	2008
Land, Buildings and Improvements	$332	$319
Machinery and Equipment	940	817
Furniture and Fixtures	45	39

	1,317	1,175
Accumulated Depreciation	(743)	(573)

Property and Equipment, Net	$574	$602

Depreciation expense was $120 million, $101 million and $76 million for fiscal 2009, 2008 and 2007, respectively. We expense repairs and maintenance expenditures as incurred.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for the two years ended June 30, 2009:

(in millions)	Total
Balance at June 30, 2007	$3,103
Goodwill Acquired, Net of Purchase Price Adjustments, Foreign Currency Translation Adjustments and Other	359
Goodwill Related to the Divestiture or Closure of Businesses and Assets Held for Sale	(6)

Balance at June 30, 2008	3,456
Goodwill Acquired, Net of Purchase Price Adjustments, Foreign Currency Translation Adjustments and Other	32
Goodwill Related to the Divestiture or Closure of Businesses and Assets Held for Sale	—

Balance at June 30, 2009	$3,488

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

As of June 30, 2009, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,137 million and $1,351 million, respectively.

Intangible assets with definite lives are amortized over their useful lives which range from three to 20 years. The detail of other intangible assets by class for the two years ended June 30, 2009 is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2008
Unamortized Intangibles:
Trademarks and Patents	Indefinite	$358	$—	$358

Total Unamortized Intangibles		358	—	358
Amortized Intangibles:
Trademarks and Patents	10	236	70	166
Non-Compete Agreements	5	4	2	2
Customer Relationships	14	520	100	420
Other	6	72	40	32

Total Amortized Intangibles	13	832	212	620

Total Intangibles		$1,190	$212	$978

June 30, 2009
Unamortized Intangibles:
Trademarks and Patents	Indefinite	$339	$—	$339

Total Unamortized Intangibles		339	—	339
Amortized Intangibles:
Trademarks and Patents	10	292	97	195
Non-Compete Agreements	5	3	2	1
Customer Relationships	14	516	147	369
Other	9	50	38	12

Total Amortized Intangibles	13	861	284	577

Total Intangibles		$1,200	$284	$916

Amortization expense for the three years ended June 30, 2009, 2008 and 2007 is as follows:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Amortization Expense	$74	$64	$41

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2010	2011	2012	2013	2014
Amortization Expense	$74	$75	$72	$51	$47

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) consisted of the following as of June 30, 2009 and 2008:

	Fiscal Year Ended, June 30,
(in millions)	2009	2008
Foreign Currency Translation Adjustments	$(43)	$76
Net Unrealized Losses on Derivative Instruments	(6)	(5)
Net Change in Minimum Pension Liability	(4)	2
Other	(2)	(2)

Accumulated Other Comprehensive Income (Loss)	$(55)	$71

NOTE 9. BORROWINGS

Outstanding borrowings consisted of the following as of June 30, 2009 and 2008:

	Fiscal Year Ended, June 30,
(in millions)	2009	2008
Debt Allocated from Parent	$1,281	$1,597
Other Obligations; Interest Averaging 3.30% in 2009 and 3.85% in 2008, Due in Varying Installments through 2015	8	12

Total Borrowings	1,289	1,609
Less: Current Portion	130	70

Long-Term Portion	$1,159	$1,539

Debt Allocated from Parent.    Cardinal Health uses a centralized approach to U.S. domestic cash management and financing of its operations, excluding debt directly incurred by any of its businesses, such as debt assumed in an acquisition or certain capital lease obligations. The majority of our U.S. domestic cash is transferred to Cardinal Health daily and Cardinal Health funds our operating and investing activities as needed. A portion of Cardinal Health’s consolidated debt, which consists primarily of fixed rate public debt, has been allocated to us based on the debt levels consistent with an investment grade credit rating, including amounts directly incurred. The allocated debt amounts, presented as “Debt Allocated from Parent” have been classified on our balance sheet based on the maturities of Cardinal Health’s underlying debt. Net interest expense has been allocated in the same proportions as debt and includes the effect of interest rate swap agreements designated as fair value hedges. For fiscal 2009, 2008 and 2007, Cardinal Health has allocated to us net interest expense of $80 million, $88 million, and $72 million, respectively.

We believe the allocation basis for debt and net interest expense is reasonable based on the debt levels consistent with an investment grade credit rating for us. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for the periods presented.

Other Borrowings.    We also maintained other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $49 million and $59 million at June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, $16 million and $20 million, respectively, were outstanding under uncommitted facilities. The June 30, 2009 and 2008 outstanding balances under uncommitted facilities included $4 million and $5 million,

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

respectively, which were classified in other obligations at June 30, 2009 and 2008, respectively. Additionally at June 30, 2009 and 2008 we had outstanding letters of credit under the uncommitted facilities of $12 million and $15 million, respectively. The remaining $4 million and $7 million balance of other obligations at June 30, 2009, and 2008, respectively, consisted primarily of additional notes, loans and capital leases. Obligations related to capital leases are secured by the underlying assets.

Bridge Loan Facility.    On July 1, 2009, we entered into a senior unsecured bridge loan facility (the “bridge loan facility”) to provide financing for an aggregate principal amount of $1.4 billion, with a term of 364 days from the date of any funding, for payment of the distribution to Cardinal Health as part of our spinoff. As the senior unsecured note offering (see below) was successfully completed prior to the separation, those proceeds were used to finance the payment of the distribution to Cardinal Health in lieu of drawing the bridge loan facility. As a result, the bridge loan facility was terminated on August 31, 2009. In connection with this termination, we expensed approximately $21 million of capitalized fees in the first quarter of fiscal 2010.

Revolving Credit Facilities.    On July 1, 2009, we also entered into two senior unsecured revolving credit facilities with an aggregate principal amount of $720 million, with commitments thereunder allocated as follows:

•	$240 million —364-day revolving credit facility; and
•	$480 million —three-year revolving credit facility.

The commitments under the three-year revolving credit facility are subject to increase, upon our request and consent by the lenders, by up to an aggregate of $30 million, subject to certain conditions and commitments. Borrowings under the three-year revolving credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case, plus an applicable margin, which in the case of LIBOR varies from 2.1% to 3.375% depending on CareFusion’s debt ratings and in the case of ABR varies from 1.1% to 2.375% depending on CareFusion’s debt ratings. Borrowings under the 364-day revolving credit facility bear interest at a floating rate per annum based upon LIBOR or ABR, in each case, plus an applicable margin, which in the case of LIBOR varies from 2.2% to 3.5% based upon CareFusion’s debt ratings and in the case of ABR varies from 1.2% to 2.5% based upon CareFusion’s debt ratings. All obligations under the revolving credit facilities will continue to be guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.

The revolving credit facilities contain several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, investments, dispositions, restricted payments, transactions with affiliates, and sale and lease-back transactions. The revolving credit facilities also contain financial covenants requiring CareFusion to maintain a consolidated leverage ratio of no more than 3.00:1.00 at any time during any period of four fiscal quarters, and a consolidated interest coverage ratio as of the end of any fiscal quarter of at least (i) 3.25:1.00 for the fiscal quarters ended on September 30, 2009 and December 31, 2009, (ii) 3.50:1.00 for the fiscal quarter ended on March 31, 2010, and (iii) 3.75:1.00 for the fiscal quarter ended on June 30, 2010 and thereafter. The revolving credit facilities are subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control.

Senior Unsecured Notes.    On July 14, 2009, we offered and sold $1.4 billion aggregate principal amount of senior unsecured notes. The notes consist of the following tranches:

•	$250 million aggregate principal amount of 4.125% senior notes due 2012;
•	$450 million aggregate principal amount of 5.125% senior notes due 2014; and
•	$700 million aggregate principal amount of 6.375% senior notes due 2019.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

The net proceeds of the offering were placed into an escrow account and were subsequently used to finance the distribution payment to Cardinal Health of approximately $1.4 billion related to our spinoff. The 2012 notes will mature on August 1, 2012, the 2014 notes will mature on August 1, 2014 and the 2019 notes will mature on August 1, 2019. In each case, interest will be paid on each February 1 and August 1, commencing February 1, 2010.

The indenture for the senior notes limits our ability to incur certain secured debt and enter into certain sale and leaseback transactions. In accordance with the indenture, we may redeem the senior notes prior to maturity, in whole or in part, at a redemption price equal to the greater of 100% of the principal amount of the senior notes to be redeemed or the sum of the remaining scheduled payments of principal and interest in respect of the senior notes to be redeemed (not including any portion of the payments of interest accrued as of the date of redemption) discounted to its present value, on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at an adjusted treasury rate plus 45 basis points in the case of the 2012 notes, 45 basis points in the case of the 2014 notes and 50 basis points in the case of the 2019 notes, plus in each case, accrued and unpaid interest on the amount being redeemed to the date of redemption. In addition, if we undergo a change of control and experience a below investment grade rating event, each as defined in the senior notes, we may be required to repurchase all of the senior notes at a purchase price equal to 101% of the aggregate principal amount of the senior notes repurchased plus any accrued and unpaid interest on the senior notes repurchased to the date of repurchase.

Future Payments.    As of June 30, 2009, maturities of long-term obligations, including the $1,281 million of debt allocated from parent, for the next five fiscal years and thereafter are as follows:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Maturities of Long-Term Obligations	$130	$184	$114	$107	$—	$754	$1,289

The estimated fair value of our long-term obligations and other short-term borrowings, including debt allocated to us from Cardinal Health, was $1,217 million and $1,579 million as compared to the carrying amounts of $1,289 million and $1,609 million at June 30, 2009 and 2008, respectively. The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

NOTE 10. INCOME TAXES

Our income taxes as presented are calculated on a separate tax return basis, although our operations have historically been included in Cardinal Health’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. Cardinal Health’s global tax model has been developed based on its entire portfolio of businesses. Accordingly, our tax results as presented are not necessarily reflective of the results that we would have generated on a stand-alone basis.

With the exception of certain dedicated foreign entities, we do not maintain taxes payable to/from our parent and we are deemed to settle the annual current tax balances immediately with the legal tax paying entities in the respective jurisdictions. These settlements are reflected as changes in Parent Company Investment.

In accordance with the provisions of SFAS No. 109, we account for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax basis and financial reporting

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested.

In the first quarter of fiscal 2008, we adopted the provisions of FIN. No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS No. 109. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of adoption of this interpretation was a $35 million reduction of Parent Company Investment.

Income before income taxes is as follows for fiscal years ended June 30, 2009, 2008 and 2007:

	For Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
U.S. Operations	$352	$363	$124
Non-U.S. Operations	367	484	494

Total	$719	$847	$618

Provision for Income Taxes.    The provision/(benefit) for taxes consists of the following for the fiscal years ended June 30, 2009, 2008 and 2007:

	For Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Current:
Federal	$166	$76	$111
State and Local	22	7	10
Non-U.S.	11	30	33

Total	199	113	154
Deferred:
Federal	(12)	51	(22)
State and Local	(34)	13	(11)
Non-U.S.	(2)	7	(5)

Total	(48)	71	(38)

Total Provision	$151	$184	$116

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

A reconciliation of the provision for taxes based on the federal statutory income tax rate to our effective income tax rate is as follows for fiscal years ended June 30, 2009, 2008 and 2007:

	For Fiscal Year Ended June 30,
	2009	2008	2007
Provision at Federal Statutory Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, net of Federal Benefit	1.2	1.0	1.8
Foreign Tax Rate Differential	(10.2)	(13.0)	(21.2)
Nondeductible/Nontaxable Items	(0.1)	(0.5)	0.6
Acquired IPR&D	—	(1.1)	5.0
Refund Claim	(3.4)	—	—
Deferred State Tax Rate Adjustment	(2.9)	—	(2.8)
Other	1.4	0.4	0.4

Effective Income Tax Rate	21.0%	21.8%	18.8%

As of June 30, 2009 we had $2.2 billion of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

Deferred Tax Assets and Liabilities.    Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of June 30, 2009 and 2008 are as follows:

	For Fiscal Year Ended June 30,
(in millions)	2009	2008
Deferred Income Tax Assets:
Receivable Basis Difference	$6	$9
Accrued Liabilities	65	80
Equity Compensation	42	29
Loss and Tax Credit Carryforwards	42	23
Property-Related	43	56
Inventory Basis Differences	30	24
Deferred Tax Assets under FIN. No. 48	34	24
Other	37	44

Total Deferred Income Tax Assets	299	289
Valuation Allowance for Deferred Income Tax Assets	(22)	(12)

Net Deferred Income Tax Assets	277	277

Deferred Income Tax Liabilities:
Goodwill and Other Intangibles	(338)	(363)
Revenue on Lease Contracts	(509)	(529)
Other	(5)	(2)

Total Deferred Income Tax Liabilities	(852)	(894)

Net Deferred Income Tax Liabilities	$(575)	$(617)

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the combined balance sheet at June 30, 2009 and 2008:

	For Fiscal Year Ended June 30,
(in millions)	2009	2008
Current Deferred Tax Asset[1]	$21	$7
Non Current Deferred Tax Asset[2]	9	9
Current Deferred Tax Liability[3]	—	(17)
Non Current Deferred Tax Liability[4]	(605)	(616)

Net Deferred Tax Liability	$(575)	$(617)

[1]	Included in “Prepaid Expenses and Other”.
[2]	Included in “Other Assets”.
[3]	Included in “Other Accrued Liabilities”.
[4]	Included in “Deferred Income Taxes and Other Liabilities”.

At June 30, 2009, we had gross federal, state and international loss and credit carryforwards of $5 million, $209 million and $54 million, respectively, the tax effect of which is an aggregate deferred tax asset of $38 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. The valuation allowance of $22 million at June 30, 2009 applies to certain federal, international, and state and local carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would be applied against income tax expense.

Unrecognized Tax Benefits.    We had $271 million and $169 million of unrecognized tax benefits at June 30, 2009 and July 1, 2008, respectively. Included in the June 30, 2009 and July 1, 2008 balances are $220 million and $120 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and to tax positions related to acquired companies in the amount of $0 million and $19 million at June 30, 2009 and July 1, 2008, respectively. Recognition of these tax benefits would not affect our effective tax rate. Effective July 1, 2009, we will adopt SFAS No. 141(R), which will result in an impact to the effective tax rate for unrecognized tax benefits related to tax positions of acquired companies if recognized after the date of adoption. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the combined balance sheets. A reconciliation of the unrecognized tax benefits from July 1, 2008 to June 30, 2009, is as follows:

(in millions)
Balance at July 1, 2008	$169
Additions for Tax Positions of the Current Year	28
Additions for Tax Positions of Prior Years	114
Reductions for Tax Positions of Prior Years	(28)
Settlements with Tax Authorities	(10)
Expiration of the Statute of Limitations	(2)

Balance at June 30, 2009	$271

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009 and July 1, 2008, we had $59 million and $33 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

income taxes and other liabilities in the combined balance sheets. For the year ended June 30, 2009, we recognized $26 million of interest and penalties in the combined statement of income.

Cardinal Health files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, Cardinal Health is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year. The IRS currently has ongoing audits of fiscal years 2001 through 2007.

Subsequent to the fiscal year ended June 30, 2008, Cardinal Health received an IRS Revenue Agent Report for tax years 2003 through 2005, which included new Notices of Proposed Adjustment related to the its transfer pricing arrangements between foreign and domestic subsidiaries, including certain entities included in our combined financial statements, and the transfer of intellectual property among subsidiaries. The amount of additional tax proposed by the IRS in the new notices totals $462 million, excluding penalties and interest which may be significant. We and Cardinal Health disagree with these proposed adjustments and the valuations underlying such adjustments and intend to vigorously contest them.

It is possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. It is not possible to reasonably estimate the amount of such change in unrecognized tax benefits at this time.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We accrue for contingencies related to litigation in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), which requires us to assess contingencies to determine the degree of probability and range of possible loss. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

ICU Litigation.    One of our subsidiaries CareFusion 303 was a party to ICU Medical, Inc. v. ALARIS Medical Systems, Inc., a patent infringement action that was filed in the U.S. District Court for the Southern District of California on June 16, 2004. The complaint alleged that the Alaris SmartSite family of needle-free valves infringes upon ICU patents. ICU sought monetary damages plus permanent injunctive relief to prevent us from selling SmartSite products. On July 30, 2004, the District Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. During July and August 2006, the District Court granted summary judgment to us on three of the four patents asserted by ICU and issued an order interpreting certain claims in certain patents in a manner that could impair ICU’s ability to enforce those patents against us. On January 22, 2007, the District Court granted summary judgment in favor of us on all of ICU’s remaining claims and declared certain of their patent claims invalid. The District Court also ordered ICU to pay us approximately $5 million of attorneys’ fees and costs. On October 24, 2007, ICU appealed these decisions to the U.S. Court of Appeals for the Federal Circuit. On March 13, 2009, the Court of Appeals affirmed the rulings of the District Court in this matter on all grounds. The

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

Court of Appeals denied ICU’s request for a panel rehearing on the issue of attorneys’ fees, and ICU subsequently paid us attorney’s fees in accordance with the court order.

FDA Consent Decree.    In February 2009, we and the U.S. Food and Drug Administration, or FDA, amended a Consent Decree for Condemnation and Permanent Injunction, between CareFusion 303, our subsidiary that manufactures and sells infusion pumps in the United States, and the FDA to include all infusion pumps manufactured by or for CareFusion 303. The original Consent Decree and the Consent Decree as amended are referred to hereinafter as the “Consent Decree” and the “Amended Consent Decree”, respectively. The Amended Consent Decree was entered by the U.S. District Court for the Southern District of California on February 23, 2009. The FDA alleged in the Amended Consent Decree that based on a January 2008 inspection, certain of our infusion pumps did not satisfy the standards of the Federal Food, Drug and Cosmetic Act, or FDC Act. Without admitting the allegations contained in the Amended Consent Decree, and in addition to the requirements of the original Consent Decree, we agreed, among other things to: (i) by no later than April 24, 2009, submit a corrective action plan to the FDA to bring Alaris system and all other infusion pumps in use in the U.S. market into compliance with the FDC Act (which was timely submitted); (ii) by no later than June 3, 2009, have an independent expert perform a comprehensive inspection of our infusion pump facilities and certify whether our infusion pump operations are in conformity with the Quality System Regulation and certain other provisions of the FDC Act (which certification was timely submitted to the FDA); and (iii) by no later than June 3, 2009, have an independent recall expert inspect our recall procedures and all ongoing recalls involving our infusion pumps and certify whether the recall procedures are in compliance with the FDC Act and whether we should take any further remedial actions with respect to any recalls involving our infusion pumps (which certification was timely submitted to the FDA). The Amended Consent Decree does not apply to intravenous administration sets and accessories. Furthermore, it does not prohibit us from continuing to manufacture, market and sell infusion pumps (other than the Alaris SE pumps, which were covered under the Consent Decree). The Amended Consent Decree also authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the Amended Consent Decree, up to $15 million per year.

The original Consent Decree was entered by the District Court on February 8, 2007. Prior to entering into the Consent Decree, we had initiated a voluntary field corrective action on August 15, 2006, of our Alaris SE pumps as a result of information indicating that the product had a risk of “key bounce” associated with keypad entries that could lead to over-infusion of patients. On August 23, 2006, the United States filed a complaint in the District Court to effect the seizure of Alaris SE pumps and approximately 1,300 units were seized by the FDA. Under the Consent Decree, we were required to, among other things, submit a plan to the FDA outlining corrections for the Alaris SE pumps currently in use by customers and a reconditioning plan for the seized Alaris SE pumps.

Since the time the original Consent Decree and the Amended Consent Decree were entered into, we have been working to satisfy the obligations of the Consent Decree and the Amended Consent Decree. On August 24, 2007, the FDA notified us that we had met the conditions of our reconditioning plan for the Alaris SE pumps that were seized to the FDA’s satisfaction. In addition, on October 10, 2008, we notified the FDA that we had satisfied our best efforts obligation to find and remediate Alaris SE pumps in the United States in use by customers. We also had previously engaged an independent expert to inspect the Alaris SE pump facilities and certify the infusion pump operations as required by the Consent Decree. On April 2, 2008, we implemented a new quality system in our infusion pump facilities. On April 24, 2009, the independent expert provided a certification to the FDA indicating that the infusion pump operations are in conformity with the FDC Act, which meets the requirements of the original Consent Decree. On June 2, 2009, the independent expert provided a certification to the FDA on the remainder of the items required by the Amended Consent Decree.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

On April 24, 2009, we submitted the corrective action plan required by the Amended Consent Decree to the FDA. Included in the corrective action plan was, among other proposed corrective actions, a software correction that addresses a potential risk recently identified with the Alaris PCA (Patient Controlled Analgesia) module when used with the Alaris PC Unit operating with software versions 8 through 9.1. When the products are used together, the Alaris PCA module may infuse above or below the intended infusion dose if a specific sequence of events occurs. We recorded a reserve of $18 million in the third quarter of fiscal year 2009 based on our estimate of the costs that will be incurred in connection with the corrective action plan. On June 2, 2009, the FDA notified us that the corrective action plan was acceptable and that we should begin implementation of the plan. We had placed a hold on shipping the Alaris PCA module and related Alaris PC Unit pending 510(k) clearance from the FDA for the software correction. We received 510(k) clearance on July 9, 2009, and we have since resumed shipments.

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more or less than the amount that we reserved in connection with the Amended Consent Decree and our corrective action plan because, among other things, the cost of implementing the corrective action plan may be different than our current expectations (including as a result of changes in manufacturing, delivery and material costs), the FDA may determine that we are not fully compliant with the Amended Consent Decree or our corrective action plan and therefore impose penalties under the Amended Consent Decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the Amended Consent Decree.

Other Matters.    In addition to the matters described above, we also become involved in other litigation and regulatory matters incidental to our business, including, but not limited to, product liability claims, employment matters, commercial disputes, intellectual property matters, inclusion as a potentially responsible party for environmental clean-up costs, and litigation in connection with acquisitions and divestitures. We intend to vigorously defend our self against such litigation and do not currently believe that the outcome of any such litigation will have a material adverse effect on our combined financial statements.

We may also determine that products manufactured or marketed by us do not meet our specifications, published standards or regulatory requirements. When a quality issue is identified, we investigate the issue and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling and other actions. We have recalled, and/or conducted field alerts relating to, certain of our products from time to time. These activities can lead to costs to repair or replace affected products, temporary interruptions in product sales and action by regulators, and can impact reported results of operations. We currently do not believe that these activities (other than those specifically disclosed herein) have had or will have a material adverse effect on our business or results of operations.

See note 10 for additional discussion of contingencies related to our income taxes.

Commitments.    The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2009, are as follows:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Minimum Rental Payments	$35	$30	$26	$23	$21	$51	$186

Rental expense relating to operating leases was approximately $53 million, $50 million and $32 million in fiscal 2009, 2008 and 2007, respectively. Sublease rental income was not material for any period presented herein.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 12. GUARANTEES

In the ordinary course of business, we, from time to time, agree to indemnify certain other parties under agreements with us. These agreements include financial and performance guarantees related to acquisitions and disposition agreements, customer agreements, and intellectual property licensing agreements. Such indemnification obligations vary in scope and, when defined, in duration. In some cases, a maximum obligation is not explicitly stated and therefore the related maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, we have not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In addition, we believe that the likelihood of a material liability being triggered under these indemnification obligations is not significant.

NOTE 13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASURES

As more fully described in note 1, we are exposed to market risks arising from changes in foreign currency exchange rates and interest rates. We manage these risks by entering into derivative financial instruments.

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in the combined balance sheets as of June 30, 2009 and 2008:

(in millions)	Balance Sheet Location	June 30, 2009	June 30, 2008
Assets:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses and Other	$1	$3

Total		1	3
Derivatives Not Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses and Other	—	—

Total		—	—

Total Assets		$1	$3

Liabilities:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Accrued Liabilities	$7	$8

Total		7	8
Derivatives not Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Accrued Liabilities	—	—

Total		—	—

Total Liabilities		$7	$8

Cash Flow Hedges.    We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. These derivative instruments are

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The cash flow impact of fair value hedges is included in the combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

At June 30, 2009 and 2008, we held forward contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, European euro, Mexican peso, Thai baht, British pound, and Australian dollar.

The following table summarizes the outstanding cash flow hedges as of June 30, 2009 and 2008:

	June 30, 2009		June 30, 2008
(in millions)	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Foreign Currency Forward Contracts	$293	June 2010	$378	June 2009

The following table summarizes the unrealized loss included in OCI for derivative instruments designated as cash flow hedges for the fiscal years ended June 30, 2009, 2008 and 2007:

	For Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Foreign Currency Forward Contracts	$(6)	$(5)	$(3)

The following table summarizes the gain/(loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges for the fiscal years ended June 30, 2009, 2008 and 2007:

(in millions)		For Fiscal Year Ended June 30,
Cash Flow Hedging Instruments	Statement of Income Location	2009	2008	2007
Foreign Currency Forward Contracts	Revenue	$(1)	$(1)	$(1)
Foreign Currency Forward Contracts	Cost of Products Sold	12	(16)	(3)
Foreign Currency Forward Contracts	Selling, General and Administrative Expenses	(6)	4	1

Total Gain (Loss) Reclassified		$5	$(13)	$(3)

The amount of ineffectiveness associated with these derivative instruments was not material.

Fair Value (Non-Designated) Hedges.    We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the combined statements of income in “Interest Expense and Other, Net” at the end of each period. The cash flow impact of fair value hedges is included in the combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

The following table summarizes the economic derivative instruments outstanding as of June 30, 2009 and 2008:

	June 30, 2009		June 30, 2008
(in millions)	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Foreign Currency Forward Contracts	$368	July 2009	$335	July 2008

The following table summarizes the loss recognized in earnings for economic derivative instruments for the fiscal years ended June 30, 2009, 2008 and 2007:

(in millions)		For Fiscal Year Ended June 30,
Fair Value Hedging Instruments	Statement of Income Location	2009	2008	2007
Foreign Currency Forward Contracts	Interest Expense and Other, Net	$(11)	$(45)	$(18)

The following is a summary of the fair value loss on our derivative instruments, based upon the estimated amount that we would pay to terminate the contracts as of June 30, 2009 and 2008. The fair values are based on quoted market prices for the same or similar instruments.

	June 30, 2009		June 30, 2008
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign Currency Forward Contracts	$661	$(6)	$713	$(5)

Amounts deferred in accumulated other comprehensive income (loss) at June 30, 2009, that are expected to be reclassified into earnings during the next twelve months represent an after-tax loss of $6 million. The amount expected to be reclassified into earnings during the next twelve months includes unrealized gains and losses related to open foreign currency contracts. Accordingly, the amounts that are ultimately reclassified into earnings may differ materially.

Fair Value Measurements.    As more fully described in note 1, we adopted the provision of SFAS No. 157 effective July 1, 2008. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

•	Level 1 — Observable prices in active markets for identical assets and liabilities;
•

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents	$214	$—	$—	$214
Other Investments	8	—	—	8
Foreign Currency Forward Contracts	—	1	—	1
Financial Liabilities:
Foreign Currency Forward Contracts	—	(7)	—	(7)

Total	$222	$(6)	$—	$216

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less. The other investments balance includes investments in mutual funds classified as trading securities and investments in Cardinal Health stock classified as equity, all related to our deferred compensation plan.

The fair value of our foreign currency forwards were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the respective maturities.

NOTE 14. RELATED PARTY TRANSACTIONS AND PARENT COMPANY EQUITY

During the periods presented, we participated in a number of corporate-wide programs administered by Cardinal Health. These programs include, but are not limited to, participation in Cardinal Health domestic cash management system, insurance programs, employee benefit programs, worker’s compensation programs, and tax planning services. The following is a discussion of the relationship with Cardinal Health, the services they provided and how they have been accounted for in our financial statements.

Allocation of General Corporate Expenses.    The combined financial statements include expense allocations for certain functions provided by Cardinal Health, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other appropriate measure. During the fiscal years ended June 30, 2009, 2008 and 2007, we were allocated $406 million, $407 million and $428 million, respectively, of general corporate expenses incurred by Cardinal Health which is included within SG&A expenses in the combined statements of income.

The expense allocations have been determined on a basis that both we and Cardinal Health consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organization structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

Related Party Sales.    We sell certain medical products and supplies through the medical distribution business of Cardinal Health. We recognize product revenue on sales through the medical distribution business of Cardinal Health primarily when title transfers to the end customer, which is typically upon receipt by the end customer. Our product revenue related to these sales totaled $958 million, $933 million and $836 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Inventory associated with these sales held in Cardinal Health distribution centers was $93 million and $99 million at June 30, 2009 and 2008, respectively. Accounts receivable associated with these customer sales is maintained by Cardinal Health. The amount of accounts receivable allocated to us was $129 million and $133 million at June 30, 2009 and 2008, respectively.

Parent Company Equity.    Net transfers (to)/from parent are included within Parent Company Investment on the combined statements of parent company equity. The components of the net transfers (to)/from parent as of June 30, 2009, 2008, and 2007 are as follows:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Net Change in Debt Allocated from Parent	$316	$(338)	$(135)
Net Change in Income Tax Accounts	(67)	(122)	(124)
Cash Transferred from Parent for Acquisitions	5	521	1,572
Cash Repatriation to Parent	—	(174)	—
Loans to Parent	(608)	(325)	(2)
Corporate Push Down	(22)	28	3
Other	337	(80)	297

Total Net Transfers (to)/from Parent	$(39)	$(490)	$1,611

During fiscal 2009, 2008 and 2007, Cardinal Health paid royalties to us under various royalty agreements. Amounts outstanding under these agreements are considered settled for cash in the combined financial statements at the end of each reporting period and, as such, are included in Parent Company Investment. As a result of the separation from Cardinal Health, we no longer receive royalty income from these agreements, as the intellectual property underlying the royalty income remained with Cardinal Health.

Historically, we have participated in Cardinal Health’s centralized approach to U.S. domestic cash management and financing of its operations, excluding debt directly incurred by any of its businesses, such as debt assumed in an acquisition or certain capital lease obligations. The majority of our domestic cash is transferred to Cardinal Health daily and Cardinal Health funds our operating and investing activities as needed. Following the separation from Cardinal Health, which occurred on August 31, 2009, we became responsible for our own cash management and will no longer receive cash from Cardinal Health to fund our operating or investing needs.

Historically, a portion of Cardinal Health’s consolidated debt has been allocated to us based on the debt levels consistent with an investment grade credit rating, including amounts directly incurred. Net interest expense has been allocated in the same proportions as debt and includes the effect of interest rate swap agreements designated as fair value hedges. Total debt allocated to us from Cardinal Health at June 30, 2009 and June 30, 2008, was $1,281 million (including $129 million current portion), and $1,597 million (including $63 million current portion), respectively. For fiscal 2009, 2008 and 2007, Cardinal Health has allocated to us net interest expense of $80 million, $88 million and $72 million, respectively. Post separation, we became responsible for our financing arrangements and no longer receive a debt allocation from Cardinal Health.

We believe the allocation basis for debt and net interest expense is reasonable based on the debt levels consistent with an investment grade credit rating for us. However, these amounts may not be indicative of the actual

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

amounts that we would have incurred had we been operating as an independent, publicly-traded company for the periods presented.

The combined financial statements also include the push down of certain assets and liabilities that have historically been held at the Cardinal Health corporate level but which are specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by Cardinal Health at the corporate level were not allocated to us for any of the periods presented. Cash and equivalents in our combined balance sheets primarily represent cash held locally by international entities included in our combined financial statements. Transfers of cash to and from Cardinal Health’s domestic cash management system are reflected as a component of “Parent Company Investment” on the combined balance sheets. Cardinal Health maintains self-insurance programs at a corporate level. We were allocated a portion of the accrued liability and expenses associated with these programs as part of the liability push down from Cardinal Health general corporate overhead expenses.

All significant intercompany transactions between us and Cardinal Health have been included in these combined financial statements and are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flow as a financing activity and in the combined balance sheets as Parent Company Investment.

NOTE 15. SEGMENT INFORMATION

Our operations are principally managed on a products and services basis and are comprised of two reportable segments: Critical Care Technologies and Medical Technologies and Services.

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), we report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker, or the CODM, for making decisions and assessing performance as the source of our reportable segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenues and operating income/(loss) before interest and taxes. We have determined our operating segments as follows based on the information used by the CODM.

Critical Care Technologies.    Our dispensing technologies, infusion and respiratory operating segments are aggregated into the Critical Care Technologies segment. This segment develops, manufactures and markets IV medication products, including IV infusion systems, primarily to hospitals, ambulatory surgical centers and transport services. It also provides point-of-care systems that automate the dispensing of medications and supplies in hospitals and other healthcare facilities. Finally, it develops, manufactures and markets products for diagnosis and treatment of pulmonary and sleep-related disorders primarily to hospitals, clinics, private physicians and research centers.

In accordance with SFAS No. 131, we determined the three operating segments within Critical Care Technologies qualify for aggregation based on the criteria that: (i) aggregation is consistent with the objective and basic principles of SFAS No. 131; (ii) the operating segments have similar economic characteristics; and (iii) the segments have similar basic characteristics in each of the following areas: the nature of the products or services, the nature of the production process, the type or class of customer for their products or services, the methods used to distribute their products or provide their services and the nature of the regulatory environment.

Medical Technologies and Services.    This segment provides single-use medical products used in surgical and vascular access procedures and infection prevention software to hospitals, ambulatory surgical centers and other

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

healthcare settings. It also develops, manufactures and markets reusable stainless-steel surgical instruments and a variety of medical devices used primarily by interventional radiologists and surgeons in combination with certain image guidance technologies primarily to hospitals. Finally, it develops, manufactures and markets a line of neurological, vascular and audiological diagnostic and monitoring products to hospitals and other healthcare facilities such as private practice and outpatient clinics, ambulatory surgery centers and physician offices.

We evaluate the performance of the segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, SG&A expenses, research and development expenses and restructuring and acquisition integration charges. With the exception of goodwill, we do not identify or allocate assets by operating segment; accordingly, segment related disclosures with respect to assets have been omitted.

The following table presents information about our reporting segments for the fiscal years ended June 30, 2009, 2008 and 2007:

(in millions)	Critical Care Technologies[1]	Medical Technologies and Services[2]	Total
Fiscal 2009:
External Revenues	$2,429	$2,072	$4,501
Depreciation and Amortization	112	82	194
Operating Income	354	235	589
Capital Expenditures	85	65	150
Fiscal 2008:
External Revenues	$2,603	$1,915	$4,518
Depreciation and Amortization	111	54	165
Operating Income	512	213	725
Capital Expenditures	152	62	214
Fiscal 2007:
External Revenues	$1,905	$1,573	$3,478
Depreciation and Amortization	76	41	117
Operating Income	245	220	465
Capital Expenditures	82	36	118

[1]

The Critical Care Technologies segment’s revenue is primarily derived from two main product categories. These product categories and their respective contributions to revenue are as follows for fiscal 2009, 2008 and 2007:

Product Category	2009	2008	2007
Critical Care	61%	65%	59%
Dispensing	39%	35%	41%

Total	100%	100%	100%

[2]	Medical Technologies and Services segment’s revenue is primarily derived from the manufacturing of medical and surgical products for all fiscal years presented.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

The following table presents revenue and net property and equipment by geographic area:

	Revenue			Property and Equipment, Net
	For Fiscal Year Ended June 30,			As of June 30,
(in millions)	2009	2008	2007	2009	2008
United States	$3,401	$3,331	$2,689	$374	$419
International	1,100	1,187	789	200	183

Total	$4,501	$4,518	$3,478	$574	$602

NOTE 16. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The table below summarizes the changes in the carrying amount of the liability for product warranties for the fiscal years ended June 30, 2009, 2008 and 2007:

(in millions)	Total
Balance at June 30, 2007	$25
Warranty Accrual	30
Warranty Claims Paid	(27)

Balance at June 30, 2008	28
Warranty Accrual	29
Warranty Claims Paid	(26)

Balance at June 30, 2009	$31

As of June 30, 2009, 2008 and 2007, approximately $21 million, $18 million and $14 million, respectively, of net product recall charges are included in product warranties costs.

NOTE 17. EMPLOYEE EQUITY AND SAVINGS PLANS

Cardinal Health maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees, including our employees. The following disclosures represent our portion of the Plans maintained by Cardinal Health in which our employees participated. Under the Plans, Cardinal Health is authorized to grant up to 29.8 million shares as of June 30, 2009, of which 16.1 million shares have been granted. A combination of new shares and treasury shares are utilized for issuance of awards under the Plans. All awards granted under the Plans consist of Cardinal Health common shares; accordingly, the amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that we would have experienced as an independent, publicly-traded company for the periods presented. We will maintain our own equity compensation plans after the separation.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized using the straight-line method over the awards’ service period. In accordance with SAB No. 107, Share-Based Payment (“SAB No. 107”), we classify equity-based compensation within SG&A expense to

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

correspond with the same line item as the majority of the cash compensation paid to employees. Total pre-tax compensation expense for the plans described below was approximately $56 million, $54 million and $68 million for fiscal 2009, 2008 and 2007, respectively, and the income tax benefit related to the share-based compensation expense was $22 million, $19 million and $27 million for fiscal 2009, 2008 and 2007, respectively. At June 30, 2009, there was $44 million of total unrecognized compensation expense related to nonvested share-based compensation expense granted under the Plans. That unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2 years.

Stock Options.    Employee options granted under the Plans during fiscal 2009 and 2008, generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Cardinal Health common shares underlying the option at the date of grant. Employee options granted under the Plans during fiscal 2007, generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Cardinal Health common shares underlying the option at the date of grant.

The following table summarizes all stock option transactions for our employees under the Plans for the fiscal year ended June 30, 2009:

(in millions, except per share amounts)	Cardinal Health Common Shares Subject to Options	Weighted Average Exercise Price Per Cardinal Health Common Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at July 1, 2008	12.5	$58.41
Granted	1.1	53.62
Exercised	(0.5)	33.81
Canceled	(1.6)	59.58

Outstanding, June 30, 2009	11.5	$58.89	4.0	$1

Exercisable, June 30, 2009	9.1	$58.39	3.7	$1

The aggregate intrinsic value of options exercised during fiscal 2009, 2008 and 2007, was approximately $7 million, $22 million and $30 million, respectively. We received no proceeds from stock options exercised, as the shares underlying the options are Cardinal Health common shares.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

The fair values of the options granted to our employees and directors during fiscal 2009, 2008 and 2007, were estimated on the date of grant using a lattice valuation model. The lattice valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free rate is based on the U.S. Treasury yield curve at the time of the grant. Cardinal Health analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. Separate option valuations were calculated for three separate groups of employees. The groups were determined using similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives in the table below results from the separate groups of employees identified by Cardinal Health based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on Cardinal Health common shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The following table provides the range of assumptions used for options valued during fiscal 2009, 2008 and 2007:

	2009	2008	2007
Risk-Free Interest Rate	0.03% — 3.48%	2.1% — 4.8%	4.5% — 5.1%
Expected Life in Years	4.5 — 7.0	4.4 — 7.0	5.7 — 7.0
Expected Volatility	27.0% — 30.0%	27.0%	27.0%
Dividend Yield	1.00% — 2.33%	0.69% — 0.96%	0.50% — 0.69%
Weighted-Average Measurement Date Fair Value	$13.50	$18.09	$21.52

Restricted Stock and Restricted Stock Units.    Employee restricted stock and restricted stock units (“restricted stock awards”) granted under the Plans during fiscal 2009, 2008 and 2007, generally vest in equal installments over three years and entitle holders to dividends or cash dividend equivalents. Restricted stock awards that were awarded after August 1, 2006, accrue dividends or cash dividend equivalents that are payable upon vesting of the awards. The fair values of restricted stock awards are determined by the number of shares granted and the grant date market price of Cardinal Health common shares. The weighted-average grant date fair values of restricted stock awards granted for fiscal 2009, 2008 and 2007, was $52.58, $66.57 and $66.56, respectively. Restricted stock and restricted stock units are expensed over the awards’ service period, generally three years.

The following table summarizes all activity related to restricted stock and restricted stock units during the fiscal year ended June 30, 2009:

(in millions, except per share amounts)	Cardinal Health Common Shares	Weighted- Average Grant Date Fair Value
Balance at July 1, 2008	1.1	66.12
Granted	0.9	52.55
Vested	(0.5)	64.46
Canceled	(0.2)	60.17

Outstanding, June 30, 2009	1.3	57.05

Employee Stock Purchase Plan.    Cardinal Health has employee stock purchase plans under which the sale of 12.0 million common shares had been authorized at June 30, 2008. In November 2008, an additional 5.0 million common shares were authorized under the employee stock purchase plans, bringing the total authorization to 17.0 million shares. Generally, employees, including our employees, who have been employed by Cardinal Health for at least 30 days may be eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85%

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1 — June 30; and July 1 — December 31. At June 30, 2009, total subscriptions of 0.7 million shares under the Cardinal Plans were outstanding. Through June 30, 2009, 7.4 million shares had been issued to Cardinal and our employees under the plans. Following the separation, we will not participate in this program nor maintain our own employee stock purchase plan.

Employee Savings Plan.    Substantially all of Cardinal Health’s domestic non-union employees, including our employees, are eligible to be enrolled in company-sponsored contributory profit sharing and retirement savings plans, which include features under Section 401(k) of the Code and provide for company matching and profit sharing contributions. Contributions to the plans are determined by Cardinal Health’s board of directors subject to certain minimum requirements as specified in the plans. The total expense allocated to us for employee retirement benefit plans was $32 million, $29 million and $24 million for fiscal 2009, 2008 and 2007, respectively.

NOTE 18. OFF-BALANCE SHEET TRANSACTIONS

We periodically participate in certain off-balance sheet arrangements, primarily receivable sales, in order to maximize diversification of funding and return on assets. The receivable sales, as described below, also provide for the transfer of credit risk to third parties.

Lease Receivable-Related Arrangements.    During the periods presented certain entities included in our combined financial statements had agreements to transfer ownership of certain equipment lease receivables, plus security interests in the related equipment, to the leasing subsidiary of a bank. In order to qualify for sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125 (“SFAS No. 140”), Cardinal Health formed wholly-owned, special purpose, bankruptcy-remote subsidiaries, or the SPEs, and each of the SPEs formed wholly-owned, qualified special purpose subsidiaries, or the QSPEs, to effectuate the removal of the lease receivables from Cardinal Health’s consolidated financial statements. In accordance with SFAS No. 140, Cardinal Health consolidates the SPEs and does not consolidate the QSPEs. As such, the SPEs are included in our combined financial statements. Both the SPEs and QSPEs were separate legal entities that maintained separate financial statements from us and Cardinal Health. The assets of the SPEs and QSPEs were available first and foremost to satisfy the claims of their respective creditors.

During fiscal 2009, Cardinal Health terminated its receivable sale program and no receivables were sold under this program as of June 30, 2009. The original sale of the receivables was executed prior to fiscal 2006; however, we retained servicer responsibilities for the participating interest in the defined pools. The amount of the receivables sold under this program was $4 million and $47 million at the end of fiscal 2008 and fiscal 2007, respectively. Upon termination of the program the remaining receivable balance was deducted from a reserve account that was held by the QSPE.

Cash Flows from Lease Receivable-Related Arrangements.    Our net cash outflow related to lease receivable interest transfers for fiscal 2009, 2008 and 2007, are as follows:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Cash Collected in Servicing of Related Receivable Interests	$—	$—	$1

Cash Inflow to Us	—	—	1
Cash Collection Remitted to the Bank	(3)	(43)	(100)

Net Impact to our Cash Flow	$(3)	$(43)	$(99)

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

Prior to termination of the program, we were required to repurchase any lease receivables or interests sold if it was determined the representations and warranties with regard to the related lease receivables were not accurate on the date sold.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for fiscal 2009 and 2008.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009
Revenue	$1,141	$1,193	$1,076	$1,091
Gross Margin[1]	515	528	464	475
Selling, General and Administrative Expenses	304	282	285	284
Net Income[1]	113	188	171	96

[1]	Includes charges of approximately $1 million, $18 million, and $2 million related to product recalls during the second, third and fourth quarters, respectively.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
Revenue	$1,015	$1,105	$1,150	$1,248
Gross Margin[1]	454	494	532	566
Selling, General and Administrative Expenses	264	267	285	288
Net Income[1,2]	142	161	185	175

[1]

Includes charges of approximately $3 million, $10 million and $6 million related to product recall charges during the first, second and third quarters, respectively, and the release of an excess reserve of $1 million in the fourth quarter.

[2]	Includes an adjustment to write off approximately $18 million related to our preliminary estimates of fair values of the IPR&D associated with the Enturia acquisition.

NOTE 20. SUBSEQUENT EVENTS (UNAUDITED)

On August 31, 2009, CareFusion completed the spinoff from Cardinal Health. In connection with the spinoff, Cardinal Health contributed the majority of the business comprising its clinical and medical products segment to us, and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders, based on a distribution ratio of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As a condition to the separation, Cardinal Health is required to dispose of the remaining 19% of our common stock within five years of the distribution date. Shareholders received a cash payment for fractional shares they would otherwise have received, after making appropriate deductions for any required tax withholdings.

In connection with the spinoff, on August 31, 2009, we made a one-time payment of approximately $1.4 billion to Cardinal Health, which was funded with the new senior notes as described in note 9. CareFusion did not acquire any of the allocated debt from Cardinal Health in connection with the spinoff.

CAREFUSION CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

In these financial statements for the fiscal years ended June 30, 2009, 2008 and 2007 and as of June 30, 2009 and 2008, we describe the businesses contributed to us by Cardinal Health in the spinoff as if the contribution were our businesses for all historical periods described. In connection with the spinoff, Cardinal Health retained certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us and, prior to the distribution, were part of the clinical and medical products businesses of Cardinal Health. These lines of businesses are included in these CareFusion financial statements, primarily in the medical technologies and services segment. Going forward, starting with our Form 10-Q for the quarter ended September 30, 2009, in accordance with SFAS No. 144 for assets disposed of other than by sale, these businesses will be presented within our financial statements as discontinued operations as of the spinoff date of August 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, the company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information, as of September 1, 2009, with respect to the individuals serving on our board of directors.

Name	Age	Title
David L. Schlotterbeck	62	Chairman and Chief Executive Officer
Philip L. Francis	62	Director
Robert F. Friel	53	Director
Jacqueline B. Kosecoff, Ph.D.	60	Director
J. Michael Losh	63	Presiding Director
Gregory T. Lucier	45	Director
Edward D. Miller, M.D.	66	Director
Michael D. O’Halleran	59	Director
Robert P. Wayman	64	Director

Messrs. Schlotterbeck, Francis, Losh and O’Halleran each joined our board of directors on August 19, 2009, in preparation for the spinoff. Messrs. Francis, Losh and O’Halleran were previously members of the Cardinal Health board of directors, and each resigned as a member of the Cardinal Health board of directors on August 31, 2009, in connection with the spinoff. In addition, Messrs. Friel, Lucier and Wayman and Drs. Kosecoff and Miller each joined our board of directors on August 31, 2009, in connection with the spinoff.

Mr. Francis has served as executive chairman of PetSmart, Inc., a specialty pet retailer, since June 2009. He previously served as chairman and chief executive officer of PetSmart, Inc. from 1999 until his appointment as executive chairman. He is a director of SUPERVALU INC., a grocery retail and supply chain company.

Mr. Friel has served as president and chief executive officer of PerkinElmer, Inc., or PerkinElmer, a global leader focused on improving the health and safety of people and the environment, since February 2008. He has also served as a director of PerkinElmer since January 2006, serving as vice chairman until he was appointed as chairman in April 2009. He joined PerkinElmer in 1999, serving as senior vice president and chief financial officer from February 1999 to October 2004, as executive vice president and chief financial officer from October 2004 to January 2006, as president of the Life and Analytical Sciences unit from January 2006 through August 2007 and as president and chief operating officer from August 2007 through February 2008.

Dr. Kosecoff has served as chief executive officer of Prescriptions Solutions, a UnitedHealth Group company providing pharmacy benefit management services, since October 2007. She served as chief executive officer of Ovations, a UnitedHealth Group company providing health and well-being services for people ages 50+, from December 2005 to October 2007. From July 2002 to December 2005, she served as executive vice president, Specialty Companies of PacifiCare Health Systems, Inc., a consumer health organization. She is a director of Sealed Air Corporation, a provider of packaging and performance-based materials and equipment systems, and Steris Corporation, a provider of infection prevention and surgical products and services.

Mr. Losh served as interim chief financial officer of Cardinal Health from July 2004 to May 2005, and served as chief financial officer of General Motors Corporation, an automobile manufacturer, from 1994 to 2000. He is a director of AMB Property Corporation, an industrial real estate owner and operator; Aon Corporation, a provider of risk management services, insurance and reinsurance brokerage, and human capital consulting; H.B. Fuller Company, a specialty chemicals and industrial adhesives manufacturer; Masco Corp., a manufacturer of home improvement and building products; and TRW Automotive Holdings Corp., a supplier of automotive systems, modules and components.

Mr. Lucier has served as chairman and chief executive officer of Life Technologies, a biotechnology tools company, since November 2008 when Invitrogen Corporation and Applied Biosystems merged to form Life Technologies. Previously, he served as chairman and chief executive officer of Invitrogen Corporation from April 2004 to November 2008 and as chief executive officer and as a director of Invitrogen Corporation from May 2003 to April 2004.

Dr. Miller has served as chief executive officer of Johns Hopkins Medicine, which encompasses The Johns Hopkins University School of Medicine and The Johns Hopkins Health System and Hospital, and as dean of the medical faculty of The Johns Hopkins University School of Medicine since January 1997. He is a director of PNC Mutual Funds, Inc., an open-end management investment company, and PNC Alternative Strategies Fund LLC, a closed-end non-diversified management investment company.

Mr. O’Halleran has served as senior executive vice president of Aon Corporation since September 2004. From 1999 to 2004, Mr. O’Halleran served as president and chief operating officer of Aon Corporation.

Mr. Wayman served as chief financial officer of the Hewlett-Packard Company, HP, a computer and electronics company, from 1984 until his retirement in December 2006. He also served as HP’s executive vice president, finance and administration from 1992 until his retirement after 37 years with the company. He served as interim chief executive officer of HP from February 2005 through March 2005 and as a director of HP from February 2005 to March 2007 and from 1993 to 2002. He is a director of Sybase, Inc., a provider of enterprise and mobile software, and Affymetrix, Inc., a developer of tools to analyze complex genetic information.

Our board of directors is divided into three classes, each comprised of three directors. Messrs. Schlotterbeck, Losh and Dr. Miller are designated as Class I directors, and their terms will expire at the first annual meeting of stockholders following the spinoff, which we expect to hold in 2010. Messrs. Wayman and O’Halleran and Dr. Kosecoff are designated as Class II directors, and their terms will expire at the following year’s annual meeting of stockholders, which we expect to hold in 2011. Messrs. Francis, Friel, and Lucier are designated as Class III directors, and will have terms that will expire at the following year’s annual meeting of stockholders, which we expect to hold in 2012. Commencing with the first annual meeting of stockholders following the spinoff, directors for each class will be elected at the annual meeting of stockholders held in the year in which the term for that class expires and thereafter will serve for a term of three years. At any meeting of stockholders for the election of directors at which a quorum is present, the election will be determined by a plurality of the votes cast by the stockholders entitled to vote at the election.

Executive Officers

The following table sets forth information, as of September 1, 2009, with respect to the individuals serving as our executive officers:

Name	Age	Position
David L. Schlotterbeck	62	Chairman and Chief Executive Officer
Edward J. Borkowski	50	Chief Financial Officer
Dwight Winstead	60	Chief Operating Officer
Vivek Jain	37	President, Medical Technologies and Services
Thomas Leonard	41	President, Dispensing Technologies
Carol Zilm	54	President, Critical Care Technologies
Joan Stafslien	45	Executive Vice President, General Counsel and Secretary
Cathy Cooney.	58	Executive Vice President, Human Resources

Mr. Schlotterbeck is the Chairman of our board of directors and our Chief Executive Officer. Prior to the spinoff, he served as Vice Chairman of Cardinal Health since January 2008 and Chief Executive Officer, Clinical and

Medical Products since August 2006. He served as Chairman and Chief Executive Officer — Clinical Technologies and Services of Cardinal Health from September 2004 to August 2006. He was President of ALARIS Medical Systems, Inc., or Alaris, from July 2004, when Cardinal Health acquired Alaris, until August 2006. He was President and Chief Executive Officer and a director of Alaris from April 1999 to June 2004. He is a director of Virtual Radiologic Corporation, a teleradiology services company.

Mr. Borkowski was hired as our Chief Financial Officer in May 2009. He previously served as the Chief Financial Officer of Mylan Inc. from March 2002 to May 2009 and as Executive Vice President of Mylan from October 2007 to March 2009. Prior to joining Mylan, beginning in 1999, he was employed by the Consumer Healthcare Group of Pharmacia Corporation, a pharmaceutical company that merged with Pfizer in 2003, where he served as Assistant Vice President, North American Finance and Administration and later as Vice President, Global Finance and Information Technology. He served in various finance positions for Wyeth, a company specializing in pharmaceuticals, consumer health care products, and animal health care products (then known as American Home Products Corporation), from 1992 to 1999.

Mr. Winstead is our Chief Operating Officer. Prior to the spinoff, he served as Group President, Clinical and Medical Products of Cardinal Health since July 2008. He served as Group President, Clinical Technologies and Services from July 2006 to July 2008, and President and Chief Operating Officer of Clinical Technologies and Services from September 2004 to July 2006. From May 2004 to January 2006, he also served as Group President and President, Pyxis Products. He was Cardinal Health’s Group President and President, Clinical Services and Consulting from September 2002 to May 2004 and President, Cardinal Health Provider Pharmacy Services from July 2000 to September 2002. He served as President of Owen Healthcare, Inc. (a subsidiary of Cardinal Health) from May 1997 to July 2000. He is a director of Oncogenex Pharmaceuticals, Inc., a biopharmaceutical company.

Mr. Jain is our President, Medical Technologies and Services. Prior to the spinoff, he served as Executive Vice President — Strategy and Corporate Development of Cardinal Health since August 2007. Prior to joining Cardinal Health, from May 2006 to August 2007 he served as Senior Vice President/Head of Healthcare Strategy, Business Development and M&A for the Philips Medical Systems business of Koninklijke Philips Electronics N.V., an electronics company. He was an investment banker at J.P. Morgan Securities, Inc., an investment banking firm, from July 1994 to April 2006. His last position with J.P. Morgan was as Managing Director/Co-Head of Global Healthcare Investment Banking from April 2002 to April 2006.

Mr. Leonard is our President, Dispensing Technologies. Prior to the spinoff, he served as Senior Vice President and General Manager, Clinical Services of Cardinal Health since June 2008. Prior to joining Cardinal Health, from June 2005 to June 2008, he was Senior Vice President and General Manager, Ambulatory Solutions of McKesson Corporation, a healthcare services company. From July 2000 to June 2005 he was Executive Vice President of Operations at Picis, Inc., a provider of acute care products and services.

Ms. Zilm is our President, Critical Care Technologies. Prior to the spinoff, she served as President of Clinical Technologies of Cardinal Health since January 2006. From November 2000 to December 2005, she served as President of Cordis Endovascular/Neurovascular, a subsidiary of Johnson & Johnson and a developer and manufacturer of interventional vascular technology. Prior to joining Johnson & Johnson in 1998, she was the General Manager of Marketing for General Electric Medical Systems from 1996 to 1998.

Ms. Stafslien is our Executive Vice President, General Counsel and Secretary. Prior to the spinoff, she served as Senior Vice President and General Counsel, Clinical and Medical Products of Cardinal Health since July 2008. She was Senior Vice President and General Counsel, Clinical Technologies and Services of Cardinal Health, from August 2004 to July 2008. From March 1999 to August 2004 she served as Deputy General Counsel and Assistant General Counsel of Alaris. From May 1998 to February 1999, she served as Senior Corporate Counsel to Alaris. Prior to Alaris, she was an associate with the law firms of Brobeck, Phleger & Harrison LLP and Luce, Forward, Hamilton & Scripps LLP.

Ms. Cooney is our Executive Vice President, Human Resources. Prior to the spinoff, she served as Senior Vice President, Human Resources — Clinical and Medical Products of Cardinal Health since July 2008. She was Senior Vice President, Human Resources — Clinical Technologies and Services from September 2004 to July 2008 and Senior Vice President, Human Resources — Leadership Development of Cardinal Health from January 2003 to September 2004. From March 2002 to January 2003 she was Vice President, Strategic Staffing and Diversity of Cardinal Health. She served as Vice President, Diversity from July 2001 to March 2002 and Vice President and General Manager, Cardinal Health Staffing Network, from May 2000 to July 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated by the SEC, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. During the fiscal year ended June 30, 2009, CareFusion Corporation was not a reporting company under the Exchange Act and accordingly, our directors and officers were not subject to the reporting requirements under Section 16(a) of the Exchange Act during fiscal 2009.

Committees of the Board of Directors

Our board of directors has established three standing committees: an Audit Committee, a Nominating and Governance Committee and a Human Resources and Compensation Committee. Our board of directors has adopted a written charter for each of these committees, which has been posted on our website, www.carefusion.com.

Audit Committee

The Audit Committee is comprised of Mr. Losh, Dr. Kosecoff, Mr. Lucier and Mr. Wayman. Mr. Losh is the Audit Committee Chairman. Our board of directors has determined that each of Messrs. Losh, Lucier and Wayman and Dr. Kosecoff is an “audit committee financial expert” for purposes of the rules of the SEC. In reaching this determination, the board considered, among other things, the experience of each of Messrs. Losh and Wayman as a chief financial officer and the experience of each of Dr. Kosecoff and Mr. Lucier as a chief executive officer, as set forth above under the heading “Directors.” In addition, the board has determined that Mr. Losh’s simultaneous service on the audit committees of more than two other public companies does not impair his ability to effectively serve on the Audit Committee of our board. In reaching this determination, the board considered Mr. Losh’s ability to devote sufficient and substantial time to service on our Audit Committee. In addition, our board of directors determined that each of the members of the Audit Committee are independent, as defined by the rules of the NYSE, Section 10A(m)(3) of the Exchange Act and in accordance with our Corporate Governance Guidelines. The Audit Committee is expected to meet at least quarterly and will assist our board of directors in fulfilling its oversight responsibilities by reviewing and reporting to our board of directors on the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our internal audit function and independent auditors, and our compliance with legal and regulatory requirements.

Nominating and Governance Committee

The Nominating and Governance Committee is comprised of Mr. Francis, Mr. Friel, Dr. Miller and Mr. Wayman. Mr. Francis is the Nominating and Governance Committee Chairman. Our board of directors has determined that each of the members of the Nominating and Governance Committee are independent, as defined by the rules of the NYSE and in accordance with our Corporate Governance Guidelines. The Nominating and Governance Committee is responsible for identifying individuals qualified to become members of the board of directors (consistent with the criteria approved by our board of directors), recommending director candidates for our board of directors and its committees, developing and recommending Corporate Governance Guidelines to our board of directors, and performing a leadership role in shaping our corporate governance.

Human Resources and Compensation Committee

The Human Resources and Compensation Committee, or the Compensation Committee, is comprised of Mr. O’Halleran, Mr. Friel, Dr. Kosecoff and Mr. Lucier. Mr. O’Halleran is the Compensation Committee Chairman. Our board of directors has determined that each member of the Compensation Committee is independent, as defined by the rules of the NYSE and in accordance with our Corporate Governance Guidelines. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Code. The Compensation Committee is responsible for assisting the board of directors in discharging its responsibilities relating to compensation of our executive officers, reviewing our strategies for attracting, developing, retaining and motivating management and employees and overseeing the succession of our leadership talent.

Corporate Governance

Stockholder Recommendations for Director Nominees

Our amended and restated by-laws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to our board of directors. Our board of directors has adopted a policy concerning the evaluation of stockholder recommendations of board candidates by the Nominating and Governance Committee.

Communicating with the Board

Our board of directors adopted a set of Corporate Governance Guidelines to assist them in guiding our governance practices. Our Corporate Governance Guidelines include procedures by which stockholders and other interested parties may communicate with our board, any committee of our board, any individual director (including the Presiding Director) or the independent or non-management directors as a group. Such parties can send communications by mail to our board in care of the Corporate Secretary, CareFusion Corporation, 3750 Torrey View Court, San Diego, California 92130. In addition, such parties can contact our board by emailing the Corporate Secretary at corporatesecretary@carefusion.com. The name or title of any specific board recipient or group should be noted in the communication. Communications from stockholders are distributed to our board or to the committee or director(s) to whom the communication is addressed. In that regard, our board is expected to request that the Corporate Secretary not distribute communications that are determined not to be relevant to us or our board, such as spam, mass mailings or emails, business solicitations or advertisements, or communications that are inappropriate, such as those promoting illegal activities or containing offensive content.

Director Qualification Standards

Our Corporate Governance Guidelines provide that the Nominating and Governance Committee is responsible for reviewing with our board of directors the appropriate skills and characteristics required of board members in the context of the make-up of our board of directors and developing criteria for identifying and evaluating board candidates. These criteria include, among other things, an individual’s business experience and skills, independence, judgment, integrity and ability to commit sufficient time and attention to the activities of our board, as well as the absence of any potential conflicts with our interests. The Nominating and Governance Committee will consider these criteria in the context of an assessment of the perceived needs of the board as a whole and seek to achieve diversity of occupational and personal backgrounds on our board. Our board of directors will be responsible for selecting candidates for election as directors based on the recommendation of the Nominating and Governance Committee.

Policies on Business Ethics; Chief Compliance Officer

Our board of directors adopted a Code of Conduct to ensure that our business is conducted in a consistently legal and ethical manner. All of our employees, including our executive officers and directors, are required to comply with our Code of Conduct.

The full text of the Code of Conduct can be found in the “Investor Relations” section of our website accessible to the public at www.carefusion.com; by clicking the “Corporate Governance” link. Upon request, we will provide a copy of our Code of Conduct to any person, without charge. Requests can be directed to the Corporate Secretary, CareFusion Corporation, 3750 Torrey View Court, San Diego, California 92130, or by email at corporatesecretary@carefusion.com. Any waiver of the Code of Conduct for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Conduct, or waivers from our Code of Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website, www.carefusion.com, within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Conduct for our other executive officers and our directors on our website.

We have a Chief Compliance Officer who reports to both our Chief Executive Officer and our Audit Committee. The Chief Compliance Officer is responsible for supporting our board in its responsibility to evaluate, review and enhance our corporate ethics and compliance program and ensuring senior leadership responsibility and accountability for compliance and ethical business conduct.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

Until our separation from Cardinal Health on August 31, 2009, CareFusion Corporation was a wholly owned subsidiary of Cardinal Health. Accordingly, during the fiscal year ended June 30, 2009, compensation decisions for our executive officers were made under the framework established by Cardinal Health. This Compensation Discussion and Analysis describes the compensation philosophy for our executive officers for the year ended June 30, 2009, which is derived primarily from the compensation philosophy of Cardinal Health. In the discussion that follows, we review the compensation philosophy for our most highly compensated executive officers based on their fiscal 2009 compensation with Cardinal Health. These officers are referred to herein as “named executives” and CareFusion is referred to as “we”, “us” or “our.” This Compensation Discussion and Analysis also describes the ways in which we anticipate that our compensation philosophy will differ from that of Cardinal Health in fiscal 2010, now that we are a separate, stand-alone company.

In this Compensation Discussion and Analysis, we review compensation for the following individuals:

•	David L. Schlotterbeck, our Chairman and Chief Executive Officer, who served as Chief Executive Officer — Clinical and Medical Products with Cardinal Health prior to the separation;
•	Edward J. Borkowski, our Chief Financial Officer, who joined us in May 2009;
•	Dwight Winstead, our Chief Operating Officer, who served as Group President, Clinical and Medical Products with Cardinal Health prior to the separation;
•	Vivek Jain, our President, Medical Technologies and Services, who served the Executive Vice President — Strategy and Corporate Development with Cardinal Health prior to the separation; and
•	Carol Zilm, our President, Critical Care Technologies, who served as President of Clinical Technologies with Cardinal Health prior to the separation.

The initial compensation policies for our named executives leading up to the separation were developed with assistance from Towers Perrin, the compensation consultant for the Human Resources and Compensation Committee of Cardinal Health’s Board of Directors, which we refer to as the Cardinal Health Compensation Committee. The policies were reviewed by the Cardinal Health Compensation Committee prior to the separation. In connection with the separation, on August 31, 2009, the CareFusion Board of Directors established its own Human Resources and Compensation Committee, which we refer to as our Compensation Committee. We have reviewed these policies with our Compensation Committee, however, they remain subject to continuing review by our Compensation Committee as we establish our own policies following the separation. In connection with the separation, our Compensation Committee has engaged Hewitt Associates as its compensation consultant. We discuss below our expectations with respect to executive compensation for our named executives for fiscal 2010 based on these policies.

Objectives of Our Compensation Program

Historically.    The primary objective of Cardinal Health’s executive compensation program for fiscal 2009 was to deliver a competitive package to attract, motivate and retain key executives and align their compensation with Cardinal Health’s overall business goals, core values and shareholder interests. To this end, the Cardinal Health Compensation Committee established an executive compensation philosophy that includes the following considerations:

•	a “pay-for-performance” orientation that delivers pay based on overall company, segment and individual performance;
•	an emphasis on pay-for-performance in long-term incentives, including stock-based awards, to more closely align the executives’ interests with the shareholders’ interests; and
•	individual wealth accumulation through long-term incentives and deferred compensation, rather than through pensions.

Going Forward.    It is expected that our Compensation Committee will establish a similar executive compensation philosophy with respect to our named executives following the separation. We expect that our compensation objective will be primarily to reinforce consistent attainment of above-market performance.

The Design of the Compensation Program

Historically.    Cardinal Health’s compensation for our named executives includes the following elements:

•	base salary;
•	annual cash incentives;
•	long-term incentives:
•	stock options;
•	restricted share units, or RSUs; and
•	performance cash;
•	deferred compensation; and
•	other benefits and perquisites.

With minor variations, Cardinal Health relies on these same compensation elements for its other executive officers.

When making compensation-related decisions, Cardinal Health believes it is important to be informed about the current practices of similarly-situated public companies. Cardinal Health uses a comparator group, or the Cardinal Health Comparator Group, as discussed at “Comparator Group and Benchmarking” below. A significant majority of Cardinal Health’s named executives’ total direct compensation is in the form of performance-based compensation. Cardinal Health defines total direct compensation as base salary, plus target annual cash incentives and long-term incentives and considers annual cash incentives, long-term incentive cash and stock options to be performance-based compensation. Cardinal Health’s goal for the named executives is to provide total direct compensation that is competitive with the 60th to 65th percentile of the Cardinal Health Comparator Group. When the Cardinal Health Compensation Committee established this compensation target, it considered that Cardinal Health does not provide pensions or supplemental executive retirement plans, referred to as SERPs. Instead, Cardinal Health relies on long-term incentives and its 401(k) Savings Plan and Deferred Compensation Plan to provide a competitive package for wealth accumulation and retirement and to motivate and retain named executives.

Going Forward.    For fiscal 2010, our executive compensation program will include the following elements: base salary; annual cash incentives; long-term incentives, in the form of stock options, restricted stock units and performance stock units; deferred compensation; and other benefits and perquisites. For fiscal 2010, our comparator group, or the CareFusion Comparator Group, changed significantly from the comparator group used by Cardinal Health for fiscal 2009 compensation decisions. See “Policies, Guidelines and Practices Related to Executive Compensation — Comparator Group and Benchmarking” below. Our goal for our named executives for fiscal 2010 is to provide total direct compensation that is between the 60th and 65th percentile of the CareFusion Comparator Group.

Compensation Decisions

Historically.    As Messrs. Schlotterbeck and Jain were executive officers of Cardinal Health, compensation decisions for Messrs. Schlotterbeck and Jain were made by the Cardinal Health Compensation Committee. The Cardinal Health Compensation Committee made these decisions after reviewing comparative compensation data from the Cardinal Health Comparator Group for similarly-situated executives provided by the Cardinal Health Compensation Committee’s compensation consultant. While Mr. Winstead and Ms. Zilm were employees of Cardinal Health during fiscal 2009, they were not executive officers of Cardinal Health, and accordingly, decisions regarding their compensation were not made by the Cardinal Health Compensation Committee. Decisions regarding Mr. Winstead were made by Mr. Schlotterbeck as Chief Executive Officer — Clinical and Medical Products of Cardinal Health, and decisions regarding Ms. Zilm were made by Mr. Winstead as the then Group President, Clinical and Medical Products of Cardinal Health. Certain compensation decisions are more formula-driven, while others require more judgment and discretion. For instance, market data and performance are considered in determining a named executive’s base salary. Target annual and long-term incentives are calculated as a multiple of base salary. Quantitative and qualitative metrics are used and some judgment is exercised in determining achievement of the overall company, segment, business and function performance goals and assessing the named executive’s individual performance for a fiscal year. An evaluation of individual performance is used in determining increases to base salary and awarding annual incentive compensation and equity grants. Cardinal Health also considers employment agreement terms and internal pay equity within the executive’s pay level. When considering internal pay equity, Cardinal Health considers the targeted compensation elements and targeted total direct compensation of other Cardinal Health executives who have a similar level of responsibility.

Mr. Borkowski was hired as our Chief Financial Officer in May 2009. We worked with the Cardinal Health Compensation Committee’s compensation consultant to develop an overall compensation package to recruit Mr. Borkowski to join CareFusion. The Cardinal Health Compensation Committee reviewed and approved the terms of his employment agreement, which are summarized below under “Other Actions Taken in Connection with the CareFusion Separation.” In making compensation decisions for Mr. Borkowski, the Cardinal Health Compensation Committee considered Mr. Borkowski’s compensation relative to chief financial officers of companies in the CareFusion Comparator Group and approved an overall compensation package to attract and retain Mr. Borkowski as our Chief Financial Officer.

Going Forward.    We expect that our Compensation Committee will take a similar approach to making compensation decisions for our named executives following the separation, except that all decisions with respect to our named executives will be made by our Compensation Committee.

Base Salary

Historically.    Base salary is an important element of compensation because it provides the named executive with a base level of income. In determining base salaries for executives, the following factors are considered:

•	market and competitive data for the executive’s level of responsibility, targeting the 50th percentile of the Cardinal Health Comparator Group; and
•	individual performance, experience and skills.

The following table and notes reflect the annualized base salaries of our named executives for the positions held by each at the end of fiscal 2008 and 2009:

Name	CareFusion Position After Separation	Fiscal 2008 Annualized Base Salary at End of Fiscal Year	Fiscal 2009 Annualized Base Salary at End of Fiscal Year
David L. Schlotterbeck	Chairman and Chief Executive Officer	$745,000	$745,000
Edward J. Borkowski[1]	Chief Financial Officer	N/A	$560,000
Dwight Winstead	Chief Operating Officer	$569,250	$569,250
Vivek Jain	President, Medical Technologies & Services	$450,000	$450,000
Carol L. Zilm[2]	President, Critical Care Technologies	$410,000	$426,400

[1]

Effective upon his start date of May 26, 2009, Mr. Borkowski has an annual base salary of $560,000, which is competitive with the targeted range from the CareFusion Comparator Group for his position and is commensurate with his experience and necessary to attract him to serve as our Chief Financial Officer.

[2]

Ms. Zilm received a base salary that is at the high end of the targeted range from the Cardinal Health Comparator Group for her position because of internal equity considerations and her demonstrated and sustained high performance.

Going Forward.    In connection with the separation, on August 31, 2009, our Compensation Committee established base salary levels for the named executives for fiscal 2010, as set forth in the table below. In setting base salary, our Compensation Committee considered the factors described above, adjusted to reflect each named executive’s post-separation level of responsibility, market data for similar positions using the CareFusion Comparator Group and base salary level before the separation, targeting the 50th percentile of the CareFusion Comparator Group. Our Compensation Committee approved an increase to the base salaries of Messrs. Schlotterbeck and Winstead to $1,000,000 and $745,000, respectively, effective August 31, 2009. Our Compensation Committee believed that these increases were appropriate to reflect the post-separation levels of responsibility of Messrs. Schlotterbeck and Winstead and to be competitive with base salaries for comparable positions of companies comprising the CareFusion Comparator Group.

Name	CareFusion Position After Separation	Annualized Base Salary at End of Fiscal Year 2009	Annual Base Salary Effective August 31, 2009	Percent Change
David L. Schlotterbeck	Chairman and Chief Executive Officer	$745,000	$1,000,000	34%
Edward J. Borkowski	Chief Financial Officer	$560,000	$560,000	—%
Dwight Winstead	Chief Operating Officer	$569,250	$745,000	31%
Vivek Jain	President, Medical Technologies & Services	$450,000	$450,000	—%
Carol L. Zilm	President, Critical Care Technologies	$426,400	$426,400	—%

Annual Cash Incentive Compensation

Historically.    The named executives are granted annual cash incentive awards under Cardinal Health’s Management Incentive Plan, or Cardinal Health MIP, based on corporate, segment, function, business and individual performance. The target amounts are based upon competitive market data for similar positions, targeting the 75th percentile of the Cardinal Health Comparator Group, because Cardinal Health believes the performance goals that are established are challenging, and as noted above, a large portion of executive compensation is performance-based.

In August 2008, the fiscal 2009 annual incentive targets under the Cardinal Health MIP were established for the named executives. In August 2009, Cardinal Health awarded annual cash incentive compensation under the

Cardinal Health MIP, based upon the factors discussed below. As set forth in the following table, Mr. Jain was the only named executive to receive a payout under the Cardinal Health MIP for fiscal 2009:

Name	CareFusion Position After Separation	Fiscal 2009 Target Incentive Percentage of Base Salary	Fiscal 2009 Annual Incentive Target	Fiscal 2009 Annual Incentive Compensation
David L. Schlotterbeck	Chairman and Chief Executive Officer	100%	$745,000	$—
Edward J. Borkowski[1]	Chief Financial Officer	N/A	N/A	N/A
Dwight Winstead	Chief Operating Officer	100%	$569,250	$—
Vivek Jain	President, Medical Technologies & Services	90%	$405,000	$162,000
Carol L. Zilm[2]	President, Critical Care Technologies	75%	$311,578	$—

[1]

Under the terms of his offer letter, Mr. Borkowski was eligible for an annual incentive in fiscal 2009, however, given his start date in May of 2009, he did not receive a bonus for his service in the fiscal year ended June 30, 2009. In fiscal 2010, he will have an annual incentive target of 90% of his base salary.

[2]

The fiscal 2009 annual incentive target shown for Ms. Zilm above reflects the fact that for a portion of the fiscal year her annual salary was $410,000 and then was adjusted to $426,400. The annual incentive target of 75% was applied to her weighted average salary during the year.

At the beginning of fiscal 2009, the Cardinal Health Compensation Committee reviewed and approved overall company performance goals as described below. Cardinal Health’s Chief Executive Officer established individual performance goals and sector and function goals for Messrs. Schlotterbeck and Jain. Mr. Schlotterbeck, Chief Executive Officer — Clinical and Medical Products of Cardinal Health, established individual performance goals and segment goals for Mr. Winstead. Mr. Winstead, the then Group President, Clinical and Medical Products of Cardinal Health, established individual performance goals and business goals for Ms. Zilm.

In August 2008, the Cardinal Health Compensation Committee established performance goals under the Cardinal Health MIP for fiscal 2009 based upon the achievement of a specified level of growth in earnings before interest and taxes, or EBIT, and return on tangible capital, as defined in the “Executive Compensation — Cardinal Health Compensation Plans — Cardinal Health Management Incentive Plans” section. The objective of the performance goals is to drive annual and sustainable year-over-year growth, with 100% achievement of the targets supporting Cardinal Health’s performance objectives. The Cardinal Health Compensation Committee selected EBIT as the performance target for fiscal 2009 to replace the performance target based on net operating profit after tax, NOPAT, because the Cardinal Health Compensation Committee believes that EBIT provides greater transparency as to performance against the goals. EBIT is closely linked to other financial benchmarks used within Cardinal Health to measure performance, and the use of EBIT will simplify and align the annual and long-term performance-based compensation metrics. Return on tangible capital was selected by the Cardinal Health Compensation Committee in fiscal 2008 as an additional performance metric because it measures and drives value creation. The Cardinal Health Compensation Committee retains discretion to approve adjustments to EBIT and return on tangible capital for purposes of determining whether Cardinal Health achieves the performance goals, as discussed in more detail in the “Executive Compensation — Cardinal Health Compensation Plans — Cardinal Health Management Incentive Plans” section.

Under the Cardinal Health MIP, a named executive can receive a cash award of 0-200% of the executive’s annual incentive target, with a threshold cash award level of 60% if a minimum level of both EBIT and return on tangible capital is obtained. For fiscal 2009, the weighting of the two performance factors in determining the annual bonus payment was derived from a pay and performance matrix. If Cardinal Health does not achieve the minimum performance goals with respect to either EBIT or return on tangible capital, but Cardinal Health does satisfy the Section 162(m) overall company performance criterion, then any cash awards are at the discretion of the Cardinal Health Compensation Committee. The table below shows the Cardinal Health performance goals at minimum, target and maximum performance levels and actual overall company performance for fiscal 2009:

	Fiscal 2009
Performance Metric	Minimum 60% Performance	Target 100% Performance	Maximum 200% Performance	Actual Performance
EBIT (in millions)[1]	$2,197	$2,266	$2,416	$2,085
Return on Tangible Capital	33%	35%	39%	30%

[1]	Revised to reflect the reclassification of Cardinal Health’s Martindale business to discontinued operations in the fourth quarter of fiscal 2009.

For fiscal 2009, Cardinal Health did not achieve the minimum performance goals with respect to either EBIT or return on tangible capital, but satisfied the overall company performance criterion of a specified level of return on equity. The Cardinal Health Compensation Committee exercised discretion to fund the Cardinal Health MIP and to determine the actual amount of the annual incentive compensation for its executives, including Messrs. Schlotterbeck and Jain. In doing so, the Cardinal Health Compensation Committee recognized that the primary reason for Cardinal Health’s below target EBIT performance was the impact of the deferral of hospital capital purchases on the Clinical and Medical Products segment and that the Healthcare Supply Chain Services segment profit performance was on target and the corporate function managed expenses were below budget. In addition, the Committee noted the significant efforts associated with the CareFusion separation.

Based on the performance of the Clinical and Medical Products segment and at his request, the Cardinal Health Compensation Committee awarded Mr. Schlotterbeck no annual cash incentive. Similarly, no annual cash incentive was awarded to Mr. Winstead or Ms. Zilm. Using its discretion under the Cardinal Health MIP, the Cardinal Health Compensation Committee determined to award an annual cash incentive to Mr. Jain, based on his performance as Executive Vice President — Strategy and Corporate Development of Cardinal Health. Based on the consolidated financial performance of Cardinal Health, his efforts associated with the CareFusion separation and the below-target expenses of the corporate function, the Cardinal Health Compensation Committee awarded Mr. Jain annual cash incentive equal to 40% of his target.

Going Forward.    In connection with the separation, our Compensation Committee adopted the CareFusion Management Incentive Plan (MIP), which will apply for fiscal 2010. Performance goals for fiscal 2010 will be based upon earnings before income tax, or EBIT, with cash flow acting as a modifier to increase or decrease funding of the annual incentive pool. The table below lists the annual incentive targets for our named executives for fiscal 2010. These targets are based on competitive market data for similar positions, targeting the 65th percentile of the CareFusion Comparator Group, consistent with a business emphasizing high growth and innovation, and upon the named executive’s target annual incentive before the separation.

Name	CareFusion Position After Separation	Annual Salary Effective August 31, 2009	Fiscal 2010 Target Incentive Percentage of Base Salary	Fiscal 2010 Annual Incentive Target
David L. Schlotterbeck[1]	Chairman and Chief Executive Officer	$1,000,000	120%	$1,200,000
Edward J. Borkowski	Chief Financial Officer	$560,000	90%	$504,000
Dwight Winstead[1]	Chief Operating Officer	$745,000	100%	$745,000
Vivek Jain	President, Medical Technologies & Services	$450,000	90%	$405,000
Carol L. Zilm	President, Critical Care Technologies	$426,400	75%	$319,800

[1]

The fiscal 2010 annual incentive targets shown above for Messrs. Schlotterbeck and Winstead reflect the target annual incentive based on their new annual salaries as of August 31, 2009. Per the terms of the CareFusion Management Incentive Plan (MIP), the actual target annual incentive will be based on the weighted average salary they maintain throughout fiscal 2010.

Long-Term Incentive Compensation

Historically.    Cardinal Health’s long-term incentive compensation program in fiscal 2009 provided grants of stock options, RSUs and performance cash under the Cardinal Health 2005 Long-Term Incentive Plan, or the Cardinal Health LTIP. The option and RSU grants are designed to provide Cardinal Health’s executives with multiple equity awards over a number of years. The long-term incentive program for fiscal 2009 was composed of 70% in performance-based awards (45% in stock options and 25% in a three-year performance cash award) and 30% in RSUs.

The Cardinal Health Compensation Committee determined the total long-term incentive target multiplier of base salary for Messrs. Schlotterbeck and Jain, targeting the 65th percentile of the Cardinal Health Comparator Group, aligning with Cardinal Health’s philosophy of driving wealth accumulation through long-term incentives rather than pensions. The Cardinal Health Compensation Committee may adjust the size of equity grants based upon the individual’s past and expected future performance; however, grants under the three-year performance cash program are not adjusted based upon individual performance. The size of equity awards made to an individual in previous years and the amount of stock then owned by a named executive did not affect the Cardinal Health Compensation Committee’s determinations in making new equity grants. Mr. Winstead’s equity awards under the Cardinal Health LTIP for fiscal 2009 were determined based on the recommendation of Mr. Schlotterbeck, as Chief Executive Officer — Clinical and Medical Products of Cardinal Health, and Ms. Zilm’s awards were determined based on the recommendation of Mr. Winstead, the then Group President, Clinical and Medical Products of Cardinal Health. As Mr. Borkowski joined us in May 2009, he did not receive any equity awards based on the long-term incentive target multiplier for fiscal 2009. However, the Cardinal Health Compensation Committee did approve an award to Mr. Borkowski of stock options with a value of $600,000 and RSUs with a value of $600,000 in connection with his employment as our Chief Financial Officer, which were granted on June 15, 2009. See “Other Actions Taken In Connection with the CareFusion Separation.” In addition, Mr. Jain received an additional award of RSUs in September 2008 when Cardinal Health announced plans for the CareFusion separation. These RSUs, which had a value of $900,000, were awarded as an incentive to remain with Cardinal Health until his role in the CareFusion separation was complete during the period of uncertainty regarding their long-term role with Cardinal Health and to motivate him to complete the CareFusion separation, as discussed below under “Other Actions Taken In Connection with the CareFusion Separation.”

The following table sets forth the target long-term incentive compensation for fiscal 2009 and the actual values awarded, including the allocation of the long-term incentive compensation among stock options, RSUs/restricted shares and performance cash. For purposes of the table, the grant date value of the stock options and RSUs/restricted shares is included as determined for financial reporting purposes. For additional information, see “Executive Compensation — Grants of Plan-Based Awards for Fiscal 2009.” As set forth in the table below, each of the named executive officers received actual long-term incentive grants for fiscal 2009 that exceeded his or her target, based on individual performance.

			Allocation of Actual Fiscal 2009 Long-Term Incentive Grants[1]
Name	Target Fiscal 2009 Long-Term Incentive Compensation[2]	Actual Fiscal 2009 Long-Term Incentive Grants	Stock Options[3]	RSUs/ Restricted Shares	Performance Cash[4]
David L. Schlotterbeck	$2,980,000	$3,203,500	$1,475,100	$983,400	$745,000
Edward J. Borkowski[5]	N/A	N/A	N/A	N/A	N/A
Dwight Winstead	$1,707,750	$1,835,832	$845,336	$563,558	$426,938
Vivek Jain[6]	$1,012,500	$1,088,438	$278,438	$556,875	$253,125
Carol L. Zilm	$820,000	$850,750	$235,750	$410,000	$205,000

[1]

The stock options and restricted stock awards described above were granted in the form of Cardinal Health equity under the 2005 Cardinal Health Long-Term Incentive Plan as amended. Upon the separation of CareFusion from Cardinal Health, these awards were converted to CareFusion equity consistent with the terms of the spinoff.

[2]	The target multiple of base salary is applied against the named executive’s annual base salary in effect on the date of grant in August 2008.
[3]

When valuing options for compensation purposes, Cardinal Health assumes that the option will be held to term, and this is the valuation considered by the Cardinal Health Compensation Committee. This assumption may be different from the assumption relating to expected life of the option used in the Summary Compensation Table and Grants of Plan-Based Awards for Fiscal 2009 table below.

[4]

The performance cash above represents the target payout for the three-year performance period FY2009-FY2011. Performance cash awards were to be paid out at the end of the performance period if Cardinal Health achieved certain performance goals during the performance period. In connection with the separation of CareFusion, the Cardinal Health Compensation Committee decided to terminate this performance period early and payouts under this plan were determined as described in the “Performance Cash” section below.

[5]

In May 2009, the Cardinal Health Compensation Committee approved an award to Mr. Borkowski of Cardinal Health stock options with a value of $600,000 and Cardinal Health RSUs with a value of $600,000 in connection with his employment as our Chief Financial Officer. The Cardinal Health stock options and RSUs were granted on June 15, 2009. The number of stock options granted were valued at $600,000 based upon Cardinal Health’s standard method for valuing stock options for financial accounting purposes, adjusted to assume that Mr. Borkowski will hold the stock options to term. The number of RSUs were determined using $600,000 divided by the Cardinal Health closing stock price on the grant date. These grants provide Mr. Borkowski an immediate ownership stake in, and incentive to join, CareFusion. Under the terms of his offer letter, Mr. Borkowski will be eligible to receive an annual long-term incentive grant under the CareFusion LTIP in fiscal 2010, with a target expected value of 300% of his base salary, or $1,680,000.

[6]

In addition to the annual long-term incentives set forth in the table, Mr. Jain received RSUs with a value of $900,000, which was equal to two times his base salary divided by the closing price of Cardinal Health common shares on September 26, 2008, when Cardinal Health announced plans for the CareFusion separation. These RSUs were awarded as an incentive to remain with Cardinal Health until his role in the CareFusion separation was complete during the period of uncertainty regarding their long-term role with Cardinal Health and to motivate him to complete the CareFusion separation, as discussed below under “Other Actions Taken in Connection with the CareFusion Separation.”

Stock Options.    Stock options are intended to motivate Cardinal Health’s executives by providing upside potential, but have more risk to the executive than RSUs. Cardinal Health views stock options as an element of performance-based compensation because a stock option provides no realizable value to a recipient until the vesting requirements have been met and will increase in value only as the trading price of Cardinal Health’s common shares increases. Vesting periods are intended to require long-term focus on Cardinal Health’s overall company performance for the executive to realize any value from the exercise of stock options. Stock option awards also are granted with an exercise price equal to the market price for Cardinal Health’s common shares on the date of grant and provide no cash benefit if the option is not exercised when the price of the stock exceeds the grant price during the option’s term.

RSUs.    Although stock options motivate executives by providing larger potential value, RSUs assist Cardinal Health in retaining executives because RSUs have value even if the share price declines or remains flat. RSUs align executives’ financial interests with shareholders and are also used for wealth accumulation because Cardinal Health does not provide pensions. Cardinal Health’s RSU awards vest 33 1/3% annually over three years. While there is a performance element to RSUs since the value of the award will increase as the trading price of Cardinal Health’s common shares increases, Cardinal Health does not consider RSUs to be performance-based compensation when making compensation decisions.

Performance Cash.    In fiscal 2008 and fiscal 2009, the Cardinal Health’s Compensation Committee established three-year performance cycles for fiscal 2008 to 2010 and fiscal 2009 to 2011, respectively. The Cardinal Health Compensation Committee made awards under these programs to certain executives. For the fiscal 2008 to 2010 performance cycle, the Cardinal Health Compensation Committee had established the performance goal for target awards for two and three-year periods of a specified level of cumulative economic profit. In August 2009, the Cardinal Health Compensation Committee determined that cumulative economic profit did not meet the minimum performance goal established for the two-year period ended June 30, 2009, and no payouts with respect to this two-year period were made. The Cardinal Health Compensation Committee determined that it is unlikely that Cardinal Health will achieve performance above the minimum performance goal for the three-year period ending June 30, 2010. As a result, the Cardinal Health Compensation Committee cancelled awards for this three-year period in connection with the separation and decided that no payouts would be made.

For the fiscal 2009 to 2011 performance cycle, which ended on the date of the separation, the Cardinal Health Compensation Committee had established the performance goal for target awards for a three-year period of a specified level of cumulative EBIT. The Cardinal Health Compensation Committee determined that it was not likely that cumulative EBIT would meet the minimum performance goal established for the performance cycle; however, in recognition of the future potential value of the program based on forecasted performance and the remaining length of time in the original three-year performance period, the Cardinal Health Compensation Committee in its discretion authorized payment to be made of 15% of the target award for each participant. The table below outlines the payouts from this program to our named executives:

Name	FY09-FY11 Target Long-Term Incentive Cash Award	FY09-FY11 Actual Long-Term Incentive Cash Payout
David L. Schlotterbeck	$745,000	$111,750
Edward J. Borkowski	N/A	N/A
Dwight Winstead	$426,938	$64,041
Vivek Jain	$253,125	$37,969
Carol L. Zilm	$205,000	$30,750

Going Forward.    Prior to the separation, Cardinal Health, as our sole stockholder, adopted the CareFusion Corporation 2009 Long-Term Incentive Plan, which we refer to as our LTIP. Our LTIP was modeled after the Cardinal Health LTIP, and provides for the grant of stock options, RSUs, performance cash, performance stock units and other stock-based awards. We set long-term incentive target compensation of each of our named executives for fiscal 2010 based on the named executive’s post-separation level of responsibility, competitive market data for similar positions based on the CareFusion Comparator Group and the named executive’s long-term incentive target compensation before the separation. The total long- term incentive target multiplier of base salary for each of our named executives targets the 50th to 65th percentile of the CareFusion Comparator Group, aligning with our philosophy of driving wealth accumulation through long-term incentives, and consistent with a business emphasizing high growth and innovation. For the fiscal 2010 awards, we are targeting the 65th percentile of the CareFusion Comparator Group. The target value for the fiscal 2010 grant, which we expect to grant on September 15, 2009, will be allocated 50% to stock options, 25% to performance stock units and 25% to RSUs.

We expect to grant performance stock units every other year at twice their target annual value, with a performance goal based on cash flow. The minimum and maximum amount of performance stock units that can be earned is expected to be between 0% — 150% of the target number of units and the plan is designed to achieve the target two-year average cash flow goal after the third fiscal year from the date of grant. If the two-year average cash flow goal is met after the first two years from grant, 150% of the target performance share units will vest. If the two-year average cash flow goal is met after the fourth fiscal year from the date of grant, 50% of the target performance share units will vest. Otherwise, if the goal is met any later, none of the awards will vest and they will expire.

The fiscal 2010 long-term incentive plan targets for each named executive are listed in the table below:

			Target Fiscal 2010 Long-Term Incentive Compensation[1]
Name	CareFusion Position After Separation	Annual Salary Effective August 31, 2009	Percentage of Base Salary	Total Grant Value
David L. Schlotterbeck	Chairman and CEO	$1,000,000	700%	$7,000,000
Edward J. Borkowski	Chief Financial Officer	$560,000	300%	$1,680,000
Dwight Winstead	Chief Operating Officer	$745,000	450%	$3,352,500
Vivek Jain	President — Medical Technologies & Services	$450,000	225%	$1,012,500
Carol L. Zilm	President — Critical Care Technologies	$426,400	200%	$852,800

[1]

Comprised of stock options, RSUs and performance stock units. All target long-term incentive amounts shown above for the named executives reflect the annualized grant value of the performance stock unit awards. As performance stock units are granted every other year, the performance stock units granted in fiscal 2010 (anticipated to be September 15, 2009) will be two times the annual grant value. Accordingly, the total grant value in fiscal 2010 will exceed amounts shown above.

Deferred Compensation and Savings Plans

Historically.    Cardinal Health maintains a 401(k) Savings Plan and a Deferred Compensation Plan, or DCP, to allow executives to accumulate wealth on a tax-deferred basis and to be competitive in recruiting and maintaining executive talent. Cardinal Health does not provide for wealth accumulation for retirement through defined benefit pensions or SERPs. The DCP permits certain management employees to defer payment and taxation of a portion of salary and bonus into any of several investment alternatives. In addition, Cardinal Health typically makes additional matching and fixed contributions to the deferred balances of employees, including the CareFusion named executives, subject to limits discussed at “Executive Compensation — Nonqualified Deferred Compensation in Fiscal Year 2009.” In March 2009, as part of Cardinal Health’s corporate cost savings initiative, Cardinal Health reduced the fixed contributions to the 401(k) Savings Plan and DCP. Contributions made with respect to the named executives are set forth in the All Other Compensation table. Cardinal Health permits Messrs. Schlotterbeck and Jain to defer the settlement of RSUs, and Mr. Winstead was permitted to defer settlement of RSUs in previous years.

Going Forward.    In connection with the separation, we adopted the CareFusion 401(k) Savings Plan and the CareFusion Deferred Compensation Plan to permit executives to accumulate wealth on a tax-deferred basis. For Cardinal Health employees who became CareFusion employees upon the separation, we have assumed the obligations for benefits accrued while Cardinal Health employees, including the named executives, under the Cardinal Health DCP. Following the separation, CareFusion does not provide for wealth accumulation for retirement through defined benefit pensions or SERPs nor do we anticipate offering these plans in the foreseeable future.

Other Benefits and Perquisites

Historically.    The named executives were eligible to participate in employee benefit programs generally offered to Cardinal Health’s other employees. In addition, Cardinal Health provides certain other perquisites to the named executives that are not generally available to other employees. These perquisites are described below and reported in the Summary Compensation Table under “Executive Compensation — Historical Compensation of CareFusion Executive Officers during Fiscal 2009 — Summary Compensation Table.”

In September 2008, in connection with the announcement of plans for the separation, the Cardinal Health Compensation Committee authorized Mr. Schlotterbeck to use Cardinal Health aircraft for personal travel.

Cardinal Health also provides an executive relocation program, commuting and temporary housing when an executive officer is relocated for business reasons. For more detailed information regarding benefits and perquisites provided to the named executives, see the section of this Information Statement entitled “Executive Compensation — Historical Compensation of CareFusion Executive Officers during Fiscal 2009 — Summary Compensation Table.”

Cardinal Health maintains a tax-qualified employee stock purchase plan, or ESPP, generally available to all employees including the named executives, that allows participants to acquire Cardinal Health shares at a discounted price. Cardinal Health suspended the ESPP offering period from July through December 2009 as a part of the corporate cost saving initiative. For a discussion of the ESPP, see “Executive Compensation — Cardinal Health Compensation Plans.”

Going Forward.    Our Compensation Committee has reviewed these benefits and perquisites leading up to the separation and will continue to review and approve these programs on an on-going basis. Under the terms of the employment agreement we entered into with Mr. Schlotterbeck in connection with the separation, he and his immediate family may use our corporate aircraft for personal travel up to a value of $100,000 per fiscal year. Any use in excess of this value must be approved by our Compensation Committee in advance. In addition, we have decided not to offer an Employee Stock Purchase Plan (ESPP) as part of the benefit offering to our employees following the separation. As discussed below in the section entitled “Other Actions Taken in Connection with the CareFusion Separation,” Mr. Jain will receive relocation benefits and also supplemental pay for a period of three years in connection with his relocation to San Diego. In addition, Mr. Borkowski also received relocation benefits in connection with his employment as our Chief Financial Officer, as discussed below.

Other Actions Taken in Connection with the CareFusion Separation

In September 2008, in connection with the announcement of plans for the CareFusion separation, the Cardinal Health Compensation Committee approved an additional grant of RSUs to certain Cardinal Health executives and employees with terms designed as an incentive for them to remain with Cardinal Health until their role in the CareFusion separation was complete during the period of uncertainty regarding their long-term roles with Cardinal Health and to motivate them to complete the CareFusion separation. Mr. Jain received a grant of 18,058 RSUs, with a grant value of $900,000. These RSUs vested on the completion of the separation on August 31, 2009; provided that the shares issued under the RSUs will be forfeited if he voluntarily terminates employment within five months after the vesting date.

In November 2008, in anticipation of the proposed separation, Mr. Jain accepted the position of President of the Medical Technologies and Services segment of Cardinal Health and agreed to relocate to San Diego. In connection with taking this new assignment based in San Diego, Cardinal Health entered into a supplemental offer letter with Mr. Jain pursuant to which it agreed that his annual base salary, annual incentive target and long-term incentive target would remain the same in his new role as set forth in his original offer letter. In addition, he will receive benefits under the executive relocation program and supplemental pay in an amount equal to $54,000, $36,000 and $18,000 in each of the first, second and third years, respectively, after he relocates to San Diego. The supplemental pay is designed to offset the higher cost of living in the San Diego area. Finally, due to the recent relocation of Mr. Jain to California and the recent decrease in home prices, Cardinal Health agreed to pay him up to $100,000, net of taxes, with respect to the sale of his Ohio home. These supplemental payments were structured similar to arrangements for other employees relocating to San Diego.

Mr. Borkowski was hired as Chief Financial Officer of CareFusion in May 2009. In connection with his employment, Cardinal Health entered into an offer letter with him providing for an annual base salary of $560,000 and a target annual incentive of 90% of his base salary. Cardinal Health also paid Mr. Borkowski a cash sign-on bonus of $500,000, which he is required to repay if he voluntarily terminates his employment without good reason within 12 months of his start date. In May 2009, the Cardinal Health Compensation

Committee approved an award to Mr. Borkowski of stock options with a value of $600,000 and RSUs with a value of $600,000 in connection with his employment as Chief Financial Officer of CareFusion. The stock options and RSUs were granted on June 15, 2009. The number of stock options granted were valued at $600,000 based upon Cardinal Health’s standard method for valuing stock options for financial accounting purposes, adjusted to assume that Mr. Borkowski will hold the stock options to term. The number of RSUs were determined using $600,000 divided by the closing stock price on the grant date. The stock options and RSUs will vest in annual installments of 33 1/3% on each of the first three anniversaries of their grant dates. These RSUs and stock options will become immediately vested if Cardinal Health terminates his employment without cause or if Mr. Borkowski terminates his employment with good reason. These grants provide Mr. Borkowski an immediate ownership stake in, and incentive to join, CareFusion. Mr. Borkowski will be eligible for an annual long-term incentive grant in fiscal 2010, and the target expected value will be 300% of his base salary, or $1,680,000. Mr. Borkowski is also eligible for benefits under the executive relocation program.

Prior to the separation, Cardinal Health and CareFusion entered into an employee matters agreement that provided the mechanics for the adjustment of outstanding Cardinal Health stock options and RSUs into awards based on Cardinal Health common shares and/or CareFusion common stock, as applicable. For purposes of the vesting of the new equity awards and expiration of options, continued employment with Cardinal Health or with CareFusion will be treated as continued employment for purposes of both CareFusion’s and Cardinal Health’s equity awards. The Cardinal Health equity awards were separated into those granted on or prior to September 26, 2007 and those granted after September 26, 2007. The September 2007 date was selected since it was one year prior to the announcement that the Cardinal Health Board had approved plans for the separation. An option granted on or prior to that date was converted into an adjusted Cardinal Health stock option and a CareFusion stock option. An RSU granted on or prior to September 26, 2007 or one granted in connection with the separation received CareFusion restricted stock units representing the right to receive 0.5 shares of CareFusion common stock for each Cardinal Health common share. A stock option granted after September 26, 2007 was replaced with a CareFusion stock option. The exercise prices of the CareFusion stock options and the Cardinal Health adjusted stock options and the number of shares subject to each such stock option reflected a mechanism that was intended to preserve the intrinsic value of the original Cardinal Health stock option.

Voluntary Stock Option Exchange Program

In June 2009, Cardinal Health shareholders approved a voluntary stock option exchange program recommended by the Cardinal Health Board of Directors under which Cardinal Health offered certain employees a limited period in which they could elect to exchange specific outstanding stock options for new stock options covering a lesser number of shares with a lower exercise price. The Cardinal Health Compensation Committee determined that the stock option exchange program was critical to Cardinal Health’s success to retain and motivate key employees throughout the organization and to reinforce the alignment of their interests with those of Cardinal Health shareholders, especially as Cardinal Health and CareFusion prepared to operate as separate public companies following the planned CareFusion separation, and would reduce outstanding stock option “overhang” and allow Cardinal Health to recapture value from accounting compensation costs. Cardinal Health began the program on June 19, 2009 and completed it on July 17, 2009. The new options were granted with an exercise price equal to the closing price of Cardinal Health common shares on the NYSE on July 20, 2009. Named executives in the Cardinal Health 2008 proxy statement were not eligible to participate in the option exchange program, therefore Mr. Schlotterbeck was not eligible to participate in the option exchange program. However, since Mr. Jain, Mr. Winstead, Mr. Borkowski and Ms. Zilm were not named executives in that proxy statement, they were eligible to participate in the program. Mr. Jain exchanged in the program 65,000 options with an exercise price of $64.38 per share for 13,978 options with an exercise price of $31.27. Mr. Winstead exchanged a total of 237,087 options with a weighted average exercise price of $66.08 for 32,322 options with an exercise price of $31.27 per share in the option exchange. Mr. Borkowski did not have any option grants that were eligible to exchange per the terms of the program. Ms. Zilm exchanged a total of 47,837 options with a weighted average exercise price of $67.77 for 7,379 options with an exercise price of $31.27 per share in the option exchange.

Employment Agreements and Offer Letters

Historically.    Cardinal Health had an employment agreement, as amended, with Mr. Winstead, whose employment period under the agreement expired in August 2008. Cardinal Health allowed the employment period to expire due to its practice of having employment agreements only with its Chief Executive Officer. Under the employment agreement, Mr. Winstead was entitled to receive an annual base salary of $438,000 and an annual bonus target equal to 90% of base salary, which we refer to in this information statement together as, the “total cash compensation.” Effective in July 2006, the employment agreement was amended to increase his total cash compensation by no less than 15%. The employment agreement provided that Mr. Winstead was entitled to receive certain benefits on termination of employment, as described in “Executive Compensation — Potential Payments on Termination or Change in Control of Cardinal Health.”

Mr. Jain was hired by Cardinal Health as Executive Vice President — Corporate Development and Business Strategy in August 2007 and relocated to Dublin, Ohio. In connection with his employment, Cardinal Health entered into an offer letter with him in June 2007 providing for an annual base salary of $450,000 and a target annual bonus of 90% of his base salary, with such amount prorated from his start date to the end of the fiscal year. In November 2008, in anticipation of the proposed CareFusion separation, Mr. Jain accepted the position of President of the Medical Technologies and Services segment and agreed to relocate to San Diego. In connection with taking this new assignment based in San Diego, Cardinal Health entered into a supplemental offer letter with Mr. Jain pursuant to which Cardinal Health agreed that his annual base salary, annual incentive target and long-term incentive target will remain the same in his new role. In addition, he will receive benefits under the executive relocation program and supplemental pay designed to partially offset the higher cost of living in the San Diego area. Finally, due to the recent relocation of Mr. Jain to Ohio and the recent decrease in home prices, Cardinal Health agreed to pay Mr. Jain up to $100,000, net of taxes, with respect to the sale of his Ohio home. These supplemental payments were structured similar to arrangements for some other employees who were relocating to San Diego.

As discussed earlier, Cardinal Health entered into an offer letter with Mr. Borkowski in May 2009 in anticipation of him serving as the CareFusion Chief Financial Officer.

You can find additional information regarding terms of the employment arrangements at “Executive Compensation — Employment Agreements and Other Employment Arrangements.”

Going Forward.    Our Compensation Committee will consider and develop a practice with respect to employment agreements and offer letters after the separation.

In connection with the separation, we entered into an employment agreement with Mr. Schlotterbeck under which he will serve as our Chairman and Chief Executive Officer for a period of approximately three years, subject to earlier termination. The employment agreement provides that Mr. Schlotterbeck will receive an annual base salary of $1,000,000 and be eligible for a target annual bonus of 120% of his annual base salary payable based on performance objectives to be determined by our Compensation Committee in consultation with Mr. Schlotterbeck. The employment agreement also provides for a retention equity award consisting of RSUs valued at $2,000,000 and stock options valued at $2,000,000, which we expect will be granted to Mr. Schlotterbeck on September 15, 2009. The retention award will vest in three equal annual installments beginning on the third anniversary of the effective date of the spinoff of CareFusion. Mr. Schlotterbeck also is eligible to receive annual equity awards as determined in the discretion of the Board of Directors on the recommendation of our Compensation Committee, except that his annual equity award anticipated to be granted in September 2009 with all other regular annual equity award grants will consist of awards with a total value of not less than $7,000,000 on the date of grant. As set forth above under “Executive Compensation — Long-Term Incentive Compensation”, the annual equity awards for fiscal 2010 for our named executives, including Mr. Schlotterbeck, will include a performance stock unit component that will be granted every other year at two times the annual grant value. Accordingly, the total grant value for Mr. Schlotterbeck’s annual equity award in fiscal 2010 will be $8,750,000. We believe that the terms of the employment agreement with Mr. Schlotterbeck are commensurate with his role and responsibilities following the separation. For additional information regarding the terms of Mr. Schlotterbeck’s employment agreement, see “Executive Compensation — Employment Agreements and Other Employment Arrangements” and “Executive Compensation — Potential Payments on Termination or Change in Control of Cardinal Health.”

In connection with the separation, we also assumed the obligations of Cardinal Health under the offer letters with Messrs. Jain and Borkowski. In addition, we prepared for each of our executives an offer letter that confirms and summarizes his or her compensation and benefits with CareFusion. Ms. Zilm and Mr. Winstead were provided with these offer letters, and Messrs. Jain and Borkowski were provided addendums to their existing offer letters that provide further severance benefits under certain termination situations. The contents of these letters are reflected herein with respect to base salary, annual incentive target and long-term incentive eligibility, as well as with respect to certain termination provisions.

Severance Agreements

Historically.    In August 2006, Cardinal Health’s Board of Directors adopted a policy requiring Cardinal Health to obtain shareholder approval before entering into severance agreements with its executive officers that provide certain cash severance benefits that exceed 2.99 times base salary and bonus. If the Cardinal Health Board of Directors determines that it is not practical to obtain shareholder approval in advance, it may seek shareholder approval after entering into a severance agreement covered by this policy. The policy covers severance agreements entered into after the effective date of the policy and existing severance agreements if severance benefits are materially modified after the effective date.

Mr. Schlotterbeck is a party to a retention agreement with our subsidiary CareFusion 303 that currently provides for a payment to him upon termination of his employment for any reason. The employment agreement with Mr. Winstead provided for benefits payable upon certain termination events until the benefits expired in August 2008. The supplemental offer letter with Mr. Jain provides for a severance payment to Mr. Jain in the event he is terminated (other than for cause). The offer letter with Mr. Borkowski provides for a severance payment to Mr. Borkowski and vesting of his initial equity awards in the event he is terminated (other than for cause) or if he terminates employment with good reason. In addition, if the Cardinal Health Board of Directors publicly announced that it had determined not to proceed with the separation, or if the separation was not effective on or before October 15, 2010, and upon Mr. Borkowski’s termination from employment (other than for cause), he would have been entitled to receive a severance payment and vesting of his initial equity awards. These arrangements are detailed under “Executive Compensation — Employment Agreements and Other Employment Arrangements and — Potential Payments on Termination or Change in Control of Cardinal Health.”

Cardinal Health believes that severance benefits allow it to attract and retain these individuals. In establishing these arrangements, Cardinal Health considered that it does not provide pension or Supplemental Executive Retirement Plan (SERP) benefits. The employment agreement with Mr. Winstead had a “double-trigger” feature which mandated cash severance payments on a change of control only if his employment terminated in connection with or following the change of control.

The equity awards under Cardinal Health’s incentive compensation plans and the grants under Cardinal Health’s long-term incentive cash program are “single trigger” awards and vest upon a change of control. This is generally the only benefit obtained automatically upon a change of control. Cardinal Health adopted the single trigger treatment for its long-term compensation plan for the following reasons: to be consistent with current market practice; to ensure that ongoing employees are treated the same as terminated employees with respect to outstanding equity grants; and to retain key employees in the face of a potential change of control by providing a benefit if they remain with the company through the date of the change of control.

Going Forward.    In connection with the separation, we implemented a change in control severance plan which provides for certain severance benefits to executives upon an involuntary termination without cause or a voluntary termination for good reason within 24 months following a change in control. Under this plan, Mr. Schlotterbeck will receive cash severance equal to two times his annual salary and target annual bonus upon such a termination. The plan provides that our other executives, including our other named executives, will receive severance equal to two times their annual base salary and target annual bonus upon such termination. Under the terms of this plan, executives that are at or above the level of senior vice president would also receive a pro-rata target bonus in the year of termination. The change in control severance plan provides for other post-termination benefits such as outplacement services and continuation of health insurance coverage for a certain period of time. Also, we have assumed the severance obligations of Cardinal Health under the offer letters with Messrs. Jain and Borkowski. In addition, similar to the Cardinal Health LTIP, CareFusion’s LTIP provides for a “single trigger” vesting of equity awards upon a change in control.

In connection with the separation, we entered into an employment agreement with Mr. Schlotterbeck that provides for a cash severance equal to two times the sum of his annual base salary and his target bonus in 24 equal monthly installments starting 6 months after his termination if we terminate his employment without “cause”, or if he terminates employment with us for “good reason” and he executes a standard release of claims. Under the agreement, he is entitled to payment of a pro rata bonus for the year of termination based on actual achievement of certain performance objectives, subsidized medical benefits until the earlier of the date he becomes covered under another employer’s health plan or 18 months and accelerated vesting of equity awards. The employment agreement provides that if Mr. Schlotterbeck receives any payments that are subject to the excise tax imposed on “parachute payments” under the Code, we will pay him a gross-up payment so that he retains an amount of the gross-up payment equal to the excise tax, after payment of all taxes on that gross-up payment. We believe these severance benefits are commensurate with his role and responsibilities following the separation. The severance payments and benefits are discussed in detail at “Executive Compensation — Potential Payments on Termination or Change in Control of Cardinal Health.”

Policies, Guidelines and Practices Related to Executive Compensation

Role of Cardinal Health and CareFusion Executive Officers

Historically.    The Cardinal Health Chief Executive Officer, Chief Human Resources Officer and Chief Legal Officer (and beginning in May 2009, the General Counsel in place of the Chief Legal Officer) participate in Compensation Committee meetings, during which the Cardinal Health Compensation Committee discusses and makes executive compensation decisions. One or more of these executive officers may be asked to leave for a portion of the meetings.

During fiscal 2009, the Cardinal Health Chief Executive Officer presented compensation recommendations to the Cardinal Health Compensation Committee for each of the other named executives. In preparing these compensation recommendations, the Cardinal Health Chief Executive Officer received and reviewed market data from the Cardinal Health Compensation Committee’s compensation consultant, self-assessments from each of the named executives and financial data on performance. The Cardinal Health Chief Human Resources Officer met separately with the Chairman of the Cardinal Health Compensation Committee to discuss these compensation recommendations prior to the Compensation Committee meeting.

During fiscal 2009, the Chief Executive Officer — Clinical and Medical Products of Cardinal Health made compensation decisions with respect to Mr. Winstead, and the Group President, Clinical and Medical Products of Cardinal Health made compensation decisions with respect to Ms. Zilm. These decision makers received input from Cardinal Health’s Chief Executive Officer and Chief Human Resources Officer and the Senior Vice President Human Resources — Clinical and Medical Products, and in the case of Ms. Zilm, from Cardinal Health’s Chief Executive Officer — Clinical and Medical Products.

With respect to establishing the fiscal 2009 performance goals under the Cardinal Health MIP and the fiscal 2009-2011 performance cash program, the Cardinal Health Chief Executive Officer, the Chief Financial Officer and the Chief Human Resources Officer prepared and recommended performance goals to the Cardinal Health Compensation Committee in June and August 2008. The Chief Executive Officer, Chief Human Resources Officer, and Chief Legal Officer of Cardinal Health also participated in discussions with the Cardinal Health Compensation Committee regarding the performance goals.

With respect to determining the overall Cardinal Health performance against Cardinal Health MIP performance goals and segment and function performance and performance against the performance goals under the fiscal 2008-2010 and fiscal 2009-2011 performance cash programs for Cardinal Health, the Cardinal Health Chief Executive Officer, Chief Human Resources Officer and Chief Financial Officer met with the Cardinal Health Compensation Committee to review quantitative and qualitative information regarding overall Cardinal Health and segment and function performance to provide a recommendation to the Cardinal Health Compensation Committee with respect to the funding of the Cardinal Health MIP and performance cash programs. Prior to these meetings, the Chief Executive Officer and the Chief Human Resources Officer met with the Chairman of the Cardinal Health Compensation Committee to discuss these recommendations.

Role of the Compensation Committee

Historically.    The Cardinal Health Compensation Committee’s duties and responsibilities are stated in a written charter adopted by the Cardinal Health Board of Directors and most recently amended on February 4, 2009. Compensation decisions for the executive officers of Cardinal Health are made by the Cardinal Health Compensation Committee. The Cardinal Health Compensation Committee also acts as the administrator with respect to Cardinal Health’s equity and non-equity incentive plans covering executive officers and other senior management. The Cardinal Health Compensation Committee may delegate authority for administration of the plans, including selection of participants, determination of award levels within plan parameters, and approval of award documents, to officers and other key employees of Cardinal Health. The Cardinal Health Compensation Committee may not, however, delegate any authority under those plans for selection of participants, determination of award amounts or amendments or modifications of awards with respect to its executive officers.

Going Forward.    In connection with the separation, our Board of Directors approved a written charter for our Compensation Committee. Our Compensation Committee’s primary duties and responsibilities are to:

•

develop an executive compensation policy to support overall business strategies and objectives, attract and retain key executives, link compensation with business objectives and organizational performance, and provide competitive compensation;

•

make recommendations regarding compensation to our Board of Directors for our Chief Executive Officer, including relevant performance goals and objectives, and our other executive officers, and oversee their evaluations;

•	make recommendations to the our Board of Directors with respect to the adoption of equity-based compensation plans and incentive compensation plans;
•	review the outside Directors’ compensation program for competitiveness and plan design, and recommend changes to our Board of Directors as appropriate;
•	oversee the management succession process for our Chief Executive Officer and selected senior executives;
•	oversee workplace diversity initiatives and progress; and
•	consult with management on major policies affecting employee relations.

Following the separation, our Compensation Committee will make compensation decisions for the executive officers of CareFusion. Our Compensation Committee will also act as the administrator with respect to our equity and non-equity incentive plans covering executive officers and other senior management. Our Compensation Committee may delegate authority for administration of the plans, including selection of participants, determination of award levels within plan parameters, and approval of award documents, to officers and other key employees. Our Compensation Committee may not, however, delegate any authority under those plans for selection of participants, determination of award amounts or amendments or modifications of awards with respect to our executive officers.

Role of the Compensation Consultant

Historically.    During fiscal 2009, the Cardinal Health Compensation Committee retained and was advised by Towers Perrin with respect to executive compensation matters. Towers Perrin is one of the three largest diversified human resources consulting firms in the world. In addition to consulting with the Cardinal Health Compensation Committee on executive compensation, Towers Perrin, directly or through an affiliate, has the following working relationships with Cardinal Health: (a) Towers Perrin provides executive compensation and other consulting services to management; and (b) until June 2009 Towers Perrin was a 15% partner in a joint venture to which Cardinal Health has outsourced its human resources administrative processes.

Towers Perrin confirmed to Cardinal Health that it has implemented policies and processes to mitigate potential issues of independence when providing consulting services to the Cardinal Health Compensation Committee and providing services to Cardinal Health in other areas. These include the following:

•

the individual providing consulting services to the Cardinal Health Compensation Committee is not personally involved in doing work in any of the other areas in which Towers Perrin provides services to Cardinal Health;

•

the individual providing consulting services to the Cardinal Health Compensation Committee does not share information about the specific work he does on behalf of the Cardinal Health Compensation Committee with other Towers Perrin staff providing assistance to Cardinal Health on other engagements; and

•

the individual providing consulting services to the Cardinal Health Compensation Committee is not directly compensated for increasing the total revenues that Towers Perrin generates from Cardinal Health or expanding the range of services that Towers Perrin provides to Cardinal Health.

The Cardinal Health Compensation Committee considered these relationships, the level of fees paid to Towers Perrin and its affiliates, and the Towers Perrin policies described above. The Cardinal Health Compensation Committee also considered the quality of the services Towers Perrin provided to the Cardinal Health Compensation Committee in the past, and the anticipated ability of Towers Perrin personnel to provide objective and independent assistance and advice to the Cardinal Health Compensation Committee.

During fiscal 2009, the Towers Perrin participated in meetings of the Cardinal Health Compensation Committee, provided compensation data on companies included in the Cardinal Health Comparator Group, and provided compensation consulting support, advice and recommendations. The review and advisory responsibilities related to draft and final materials provided to the members of the Cardinal Health Compensation Committee in connection with committee meetings during fiscal 2009; compensation for Messrs. Schlotterbeck and Jain; including comparative information for similarly-situated executives in the Cardinal Health Comparator Group; composition of the companies included in the Cardinal Health Comparator Group; plan design for the annual and long-term incentives, director compensation levels, and practices, policies and data related to governance and disclosure of executive compensation; and emerging trends in executive compensation.

In addition, Towers Perrin’s engagement during fiscal 2009 included ongoing review, consulting support and recommendations until the separation related to the CareFusion Comparator Group, market pay rates for our key executive positions, compensation for our expected Chairman and Chief Executive Officer, plan design for our annual and long-term incentives, compensation levels and practices for our directors, equity conversion with respect to the separation and policies and data related to governance and disclosure of our executive compensation.

Going Forward.    In connection with the separation, our Compensation Committee retained Hewitt Associates as its compensation consultant. We expect that the nature and scope of the compensation consultant’s engagement with respect to the named executives will be similar to that discussed above with respect to the Cardinal Health named executives.

Comparator Group and Benchmarking

Historically.    In January 2008, the Cardinal Health Compensation Committee and its compensation consultant developed a new compensation Comparator Group for Cardinal Health. The Cardinal Health compensation consultant tested potential peers based on size and industry. Companies were selected from health care, pharmaceutical and air/freight and logistics companies. The resulting peer group was then further refined to: (a) eliminate non-U.S. based companies; (b) eliminate two large pharmaceuticals and one large consumer products company; (c) add two companies that are major customers; (d) add one multi-industry company that is a medical products competitor; (e) add one large company because it is a current source for recruiting executive talent; and (f) eliminate one other company that did not appear to be a good overall fit. Based in part on the recommendation from the Cardinal Health compensation consultant, the Cardinal Health Compensation Committee found that the resulting Cardinal Health Comparator Group reflects an appropriate balance between industry-focused and other factors that influences peer group selection. The Cardinal Health Comparator Group is composed of 33 companies, which companies are listed below with those included in the previous Comparator Group shown in italics:

Abbott Laboratories	CIGNA Corporation	Humana Inc.	Stryker Corporation
Aetna Inc.	The Clorox Company	Johnson & Johnson	3M Company
Alcon, Inc.	Colgate-Palmolive Company	Kimberly-Clark Corporation	United Parcel Service, Inc.
Allergan, Inc.	Covidien Ltd.	McKesson Corporation	Unitedhealth Group Inc.
AmerisourceBergen Corporation	CVS Caremark Corporation	Medco Health Solutions, Inc.	Walgreen Co.
Baxter International Inc.	Eli Lilly and Company	Medtronic, Inc.	WellPoint, Inc.
Becton, Dickinson and Company	Express Scripts, Inc.	Quest Diagnostics Incorporated	Wyeth
Boston Scientific Corporation	FedEx Corporation	Schering-Plough Corporation
Bristol-Myers Squibb Company	Forest Laboratories, Inc.

As Messrs. Schlotterbeck and Jain were executive officers of Cardinal Health, compensation decisions for Messrs. Schlotterbeck and Jain for fiscal 2009 were made by the Cardinal Health Compensation Committee using benchmarks based on the Cardinal Health Comparator Group. Compensation decisions for Mr. Winstead and Ms. Zilm for fiscal 2009 were not made by the Cardinal Health Compensation Committee. The table below sets forth the fiscal 2009 annualized targeted compensation elements paid to Messrs. Schlotterbeck and Jain and the amount of each element at the target level based on the Cardinal Health Comparator Group.

Name	Annualized Base Salary	Annual MIP Target	Long-Term Incentive Compensation Target	Annualized Total Direct Compensation Target
David L. Schlotterbeck
Compensation Amount	$745,000	$745,000	$2,980,000	$4,470,000
Comparator Group Targeted Amount	$635,000	$631,000	$2,631,000	$3,897,000
Vivek Jain
Compensation Amount	$450,000	$405,000	$1,012,500	$1,867,500
Comparator Group Targeted Amount	$445,000	$306,000	$1,161,000	$1,912,000

The fiscal 2009 annualized targeted compensation elements paid to Messrs. Schlotterbeck and Jain and the fiscal 2009 annualized total direct compensation was competitive with (i.e., within 20% of) the targeted range of the Cardinal Health Comparator Group, other than the annual Cardinal Health MIP target for Mr. Jain. Mr. Jain’s fiscal 2009 annual Cardinal Health MIP target was above the targeted range from the Cardinal Health Comparator Group for his position, but his annualized total direct compensation was below the targeted amount from the Cardinal Health Comparator Group.

In 2009, the Cardinal Health Compensation Committee and its compensation consultant developed a revised compensation Comparator Group to be used following the CareFusion separation, reflecting the industry in which Cardinal Health will operate and compete for executive talent. Based in part on the recommendation from the Cardinal Health compensation consultant, the Cardinal Health Compensation Committee found that the resulting Comparator Group reflects an appropriate balance between industry-focused and other factors that influences peer group selection. The new Cardinal Health Comparator Group is composed of 28 companies, which companies are listed below with those included in the previous Comparator Group shown in italics:

Aetna Inc.	CVS Caremark Corporation	Kimberly-Clark Corporation	Tenet Healthcare Corp
Allergan, Inc.	Express Scripts, Inc.	Laboratory Corporation of America Holdings	Thermo Fisher Scientific Inc
AmerisourceBergen Corporation	FedEx Corporation	McKesson Corporation	United Parcel Service, Inc.
Becton, Dickinson and Company	Forest Laboratories, Inc.	Medco Health Solutions, Inc.	Unitedhealth Group Inc
Boston Scientific Corporation	Henry Shein Inc.	Owens & Minor Inc.	Walgreen Co.
CIGNA Corporation	Humana Inc.	Quest Diagnostics Incorporated	Watson Pharmaceuticals Inc.
Covidien Ltd.	IMS Health Inc.	Schering-Plough Corporation	WellPoint, Inc.

Going Forward.    We have identified the following 21 companies that comprise the CareFusion Comparator Group following the separation:

Advanced Medical Optics, Inc.	Biogen Idec, Inc.	IMS Health Incorporated
Allergan, Inc.	Boston Scientific Corporation	Life Technologies Corporation
Autodesk, Inc.	CA, Inc.	Medtronic, Inc.
Barr Pharmaceuticals	Cephalon, Inc.	QUALCOMM Incorporated
Baxter International, Inc.	Covidien Ltd.	Watson Pharmaceuticals, Inc.
Beckman Coulter, Inc.	Gilead Sciences, Inc.	Western Digital Corporation
Becton, Dickinson and Company	Hospira, Inc.	Zimmer Holdings, Inc.

We have considered the targeted compensation level for each element of compensation, as well as total direct compensation, based upon the CareFusion Comparator Group and on the position each of the named executives holds with CareFusion following the separation. The target compensation for the named CareFusion executives effective August 31, 2009 for each element of compensation and the target annualized total direct compensation for each of the named CareFusion executives is competitive with (i.e., within 20% of) the targeted range of the CareFusion Comparator Group, other than the annual incentive targets for Mr. Jain and Ms. Zilm and the annualized total direct compensation for Mr. Jain. The annual incentive target and annualized total direct compensation for Mr. Jain exceed the competitive ranges to attract him to the position with us due to compensation that he was paid in his previous role with Cardinal Health. The annual incentive target for Ms. Zilm is expected to exceed the competitive range due to the amount of her current annual incentive.

Guidelines for Share Ownership and Holding Periods for Equity Awards

Historically.    In an effort to directly link executive officers’ and directors’ financial interests with those of shareholders, Cardinal Health has implemented Guidelines for Share Ownership for executive officers and non-employee directors. The Guidelines specify a dollar value of shares that executive officers and non-employee directors must accumulate and hold within three years after the later of becoming an executive officer or joining Cardinal Health or the Board. In light of the decline in the Cardinal Health stock price and the equity markets in general and the potential impact of the CareFusion separation on the value of the equity holdings of the executive officers and directors, the Cardinal Health Board of Directors has determined that current executive officers and directors should have until June 30, 2012 to satisfy these guidelines. The specific share ownership requirements are:

•	Cardinal Health’s Chairman and Chief Executive Officer — five times base salary;
•	Cardinal Health’s Vice Chairman and Segment Chief Executive Officers and Chief Financial Officer — four times base salary;

•	Cardinal Health’s Other Executive Officers — three times base salary; and
•	Cardinal Health’s Non-employee Directors — four times annual cash retainer.

In addition to the share ownership guidelines, beginning with equity awards granted in August 2006, all of Cardinal Health’s executive officers, including Messrs. Schlotterbeck and Jain, on the grant date must hold (a) in the case of stock options, his or her after-tax net profit in common shares until the earlier of (i) the first anniversary of the option exercise or (ii) termination of employment, and (b) in the case of RSUs, the after-tax common shares received at settlement until the earlier of (i) the first anniversary of vesting or (ii) termination of employment.

Going Forward.    In connection with the separation, we have adopted share ownership guidelines to require: (a) our Chief Executive Officer to accumulate and hold the number of shares of CareFusion common stock valued at five times his base salary within five years after becoming a CareFusion officer; (b) our other executive officers to accumulate and hold the number of shares of CareFusion common stock valued at three times his or her base salary within five years after becoming a CareFusion officer; and (c) our directors to accumulate and hold the number of shares of CareFusion common stock valued at three times the annual cash retainer within three years after joining our Board of Directors.

Potential Impact on Compensation from Executive Misconduct

Historically.    Under Cardinal Health’s incentive plans, Cardinal Health has the authority to require repayment, or subject outstanding awards to forfeiture, in certain instances of executive misconduct. These provisions are designed to deter and prevent detrimental behavior and permit Cardinal Health to recoup certain benefits in the event an executive has engaged in certain misconduct. See “Executive Compensation — Cardinal Health Compensation Plans.”

Going Forward.    Our LTIP includes a claw-back provision in the event of executive misconduct.

Equity Grant Practices

Historically.    The Cardinal Health Compensation Committee made fiscal 2009 annual grant determinations for options and RSUs at its August 2008 meeting with a grant date of August 15, 2008. The Cardinal Health Compensation Committee expects this annual grant to follow the release of earnings for the fiscal year in early August, without regard to whether Cardinal Health employees are in possession of material non-public information. The grant date for fiscal 2010 annual awards of options and RSUs, however, was delayed until September 15, 2009 as a result of the CareFusion separation. In the event of grants related to new hires, promotions, or other off-cycle grants, the grants are made on the 15th day of the month, or the first business day to follow the 15th day of the month, following the hire date.

Going Forward.    We expect to adopt a similar annual equity grant practice in future years as a separate company. Similar to Cardinal Health, we decided to delay the grant date for fiscal 2010 CareFusion annual awards of options and RSUs until September 15, 2009 as a result of the separation from Cardinal Health. We will determine whether to adjust back to a regular annual grant date of August 15 or whether to establish a new annual equity award grant date. In the event of grants related to new hires, promotions, or other off-cycle grants, the grants are made on the 15th day of the month, or the first business day to follow the 15th day of the month, following the hire date.

Tax and Accounting Matters

Section 162(m) of the Code, places a limit of $1,000,000 on the amount of compensation that CareFusion (following the separation) or Cardinal Health may deduct in any one year with respect to certain named executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. Cardinal Health’s annual cash incentives, long-term incentive cash awards and stock option awards are designed generally to qualify as performance-based compensation meeting those requirements and, as such, to be fully deductible. For CareFusion following the separation, the CareFusion compensation plans are also designed generally to qualify as performance-based compensation meeting those requirements and, as such, to be fully deductible. For Cardinal Health’s fiscal 2009 annual incentive compensation, the Cardinal Health Compensation Committee established the overall company performance criterion of an 8% return on shareholders’ equity during fiscal 2009 for Section 162(m) purposes. For fiscal 2009, Cardinal Health achieved a 14% return on shareholders’ equity.

It is the Cardinal Health Compensation Committee’s general policy to endeavor to minimize the adverse effect of Section 162(m) on the deductibility of compensation expense; however, the Cardinal Health Compensation Committee maintains flexibility in compensating executive officers in a manner designed to promote varying company goals.

The Cardinal Health Compensation Committee also considers the impact of Section 409A of the Code, and the compensation plans, programs and agreements are, in general, designed to comply with the requirements of that section so as to avoid possible adverse tax consequences that may result from noncompliance with Section 409A.

The Code limits the deduction of aircraft expenses for certain non-business flights. The difference between the actual cost of personal use flights and the amount included in the individual’s income is disallowed as a deduction by Cardinal Health. The deduction disallowance for Cardinal Health’s named executive officers was approximately $760,000 in fiscal 2009.

Human Resources and Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

As explained in the introduction to the Compensation Discussion and Analysis section, the Company was a wholly-owned subsidiary of Cardinal Health until the completion of the separation on August 31, 2009. As a result, the compensation philosophy described in the Compensation Discussion and Analysis, as well as the compensation decisions, for the Company’s executive officers for the fiscal year ended June 30, 2009 were made in accordance with the compensation philosophy and framework established by Cardinal Health.

The Company’s Board of Directors constituted our Human Resources and Compensation Committee, and appointed us as the initial committee members, on August 31, 2009 in connection with the separation from Cardinal Health. The Compensation Discussion and Analysis describes the ways in which we anticipate the Company’s compensation philosophy will differ from that of Cardinal Health in fiscal 2010, now that the Company is a separate stand-alone company.

Submitted by the Human Resources and Compensation Committee of the Board.

Michael D. O’Halleran, Chairman

Robert F. Friel

Jacqueline B. Kosecoff, Ph.D.

Gregory T. Lucier

Historical Compensation of CareFusion Executive Officers during Fiscal 2009

The following tables contain compensation information for our named executives for the fiscal year ended June 30, 2009, based on compensation provided by Cardinal Health prior to the separation. For information on the current and past positions held by each named executive, see “Management — Executive Officers Following the Separation.” All references in the following tables to stock options, RSUs and restricted shares relate to awards granted by Cardinal Health with respect to Cardinal Health common shares.

The amounts and forms of compensation reported below do not necessarily reflect the compensation these persons will receive following the separation, which could be higher or lower, because historical compensation was determined by Cardinal Health and because future compensation levels will be determined based on the compensation policies, programs and procedures to be established by our Compensation Committee.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]	Option Awards[3]	Non- Equity Incentive Plan Compen- sation[4]	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings[6]		All Other Compen- sation[5]	Total
David L. Schlotterbeck	2009	$745,000	$—	$642,060	$769,743	$—	$13,562	[6]	$21,912	$2,192,277
Chairman of the Board and Chief Executive Officer	2008	$741,503	$556,127	$315,362	$581,129	$—	$12,794	[6]	$27,941	$2,234,856
	2007	$725,000	$—	$33,223	$1,416,297	$960,988	$12,070	[6]	$102,993	$3,250,571
Edward J. Borkowski	2009	$55,233	$—	$8,743	$8,740	$—	$—		$500,388	$573,104
Chief Financial Officer
Dwight Winstead	2009	$569,250	$—	$637,642	$711,243	$—	$—		$17,097	$1,935,232
Chief Operating Officer	2008	$565,884	$452,707	$452,648	$573,259	$—	$—		$23,774	$2,068,272
	2007	$550,000	$—	$398,019	$1,046,295	$654,500	$—		$126,772	$2,775,586
Vivek Jain	2009	$450,000	$162,000	$907,158	$429,009	$—	$—		$18,327	$1,966,494
President, Medical Technologies & Services	2008	$388,525	$273,088	$232,483	$286,858	$—	$—		$113,750	$1,294,704

Carol L. Zilm	2009	$415,437	$—	$286,082	$319,725	$—	$—		$18,748	$1,039,992
President, Critical Care Technologies	2008	$405,628	$279,884	$179,142	$253,174	$—	$—		$25,422	$1,143,250
	2007	$352,577	$—	$100,919	$157,842	$293,178	$—		$63,234	$967,750

[1]

The Cardinal Health Compensation Committee awarded discretionary annual incentive payments to some of the above named executives with respect to performance during fiscal 2009 in the amounts set forth in the “Bonus” column.

[2]

These awards are Cardinal Health RSUs. This is the amount expensed for financial statement reporting purposes during the referenced fiscal year (without regard to estimates of forfeitures related to service-based vesting), rather than an amount paid to or realized by the named executive. The awards were valued as of the grant date by multiplying the closing price of the common shares on the NYSE on that date times the number of shares subject to the awards. The grant date fair value is recognized as an expense over the required service period of the award. The amounts reported in the table above include amounts expensed during the referenced fiscal year for awards that were made in prior years.

[3]

These awards are Cardinal Health non-qualified stock options. This is the amount expensed for financial statement reporting purposes during the referenced fiscal year (without regard to estimates of forfeitures related to service-based vesting), rather than an amount paid to or realized by the named executive. For options granted prior to fiscal 2006, Cardinal Health utilized a Black-Scholes model to provide a grant date fair value, and thereafter, Cardinal Health utilized a lattice model to provide a grant date fair value. The grant date fair value is recognized as an expense over the required service period of the award. The Black-Scholes model and lattice model incorporate a number of assumptions. For fiscal 2007, 2008 and 2009, the following assumptions were used to determine the fair value of the options granted to Mr. Schlotterbeck: expected option life: 4.72 to 5.83 years; dividend yield: 0.54% to 1.00%; risk-free interest rate: 3.08% to 4.89%; and expected volatility: 27.00% to 37.98%. The following assumptions were used to determine the fair value of the options granted to Mr. Borkowski: expected option life: 5.00 years; dividend yield: 2.33%; risk-free interest rate: 0.03%; and expected volatility: 30.00%. The following assumptions were used to determine the fair value of the options granted to Mr. Winstead: expected option life: 4.72 years; dividend yield: 0.17% to 1.00%; risk-free interest rate: 3.08% to 4.89; and expected volatility: 27.00% to 37.98%. The following assumptions were used to determine the fair value of the options granted to Mr. Jain: expected option life: 4.75 to 4.86 years; dividend yield: 0.75% to 1.00%; risk-free interest rate: 3.08% to 4.19%; and expected volatility: 27.00%. The following assumptions were used to determine the fair value of the options granted to Ms. Zilm: expected option life: 4.72 to 5.99 years; dividend yield: 0.34% to 1.00%; risk-free interest rate: 3.08% to 4.89; and expected volatility: 27.00%. This dollar amount includes the amounts expensed during the referenced fiscal year for options that were granted in prior years. There is no certainty that executives will realize any value from these options, and to the extent they do those amounts may have no correlation to the amounts reported above.

[4]

For the fiscal 2009 to 2011 performance cycle, which ended on the date of the separation, the Cardinal Health Compensation Committee had established the performance goal for target awards for a three-year period of a specified level of cumulative EBIT. It is not likely that cumulative EBIT will meet the minimum performance goal established for the performance cycle; however, in recognition of the future potential value of the program based on forecasted performance and the remaining length of time in the original three-year performance period, the Cardinal Health Compensation Committee in its discretion authorized payment to be made of 15% of the target award for each participant. The payouts from this program to our named executives are presented in the Compensation Discussion and Analysis.

[5]	The elements of compensation included in the “All Other Compensation” column for fiscal 2009 are set forth in the table below.
[6]	Represents the portion of interest credited by Cardinal Health with respect to the deferred retention bonus that exceeds 120% of the federal long-term rate for the month of November 2005.

The amounts shown for “All Other Compensation” for fiscal 2009 include (a) Cardinal Health contributions to the named executive’s account under the Cardinal Health 401(k) Savings Plan; (b) Cardinal Health contributions to the named executive’s account under the Cardinal Health Deferred Compensation Plan; (c) perquisites (as described below); (d) tax reimbursements; and (e) other payments (as described below); in the following amounts:

Name	Company 401(k) Plan Contributions	Company Deferred Compensation Plan Contributions	Perquisites[1]	Tax Reimbursements	Other[2]		Total
David L. Schlotterbeck	$17,958	$3,954	$—	$—	$—		$21,912
Edward J. Borkowski	$388	$—	$—	$—	$500,000	[2]	$500,388
Dwight Winstead	$9,661	$7,436	$—	$—	$—		$17,097
Vivek Jain	$12,327	$6,000	$—	$—	$—		$18,327
Carol L. Zilm	$18,748	$—	$—	$—	$—		$18,748

[1]

The amounts shown include the value of perquisites and other personal benefits to a named executive with an aggregate value exceeding $10,000. The value of perquisites and other personal benefits are not included for Mr. Schlotterbeck, Mr. Borkowski, Mr. Winstead, Mr. Jain or Ms. Zilm because the aggregate value of the perquisites and other personal benefits that they each received was less than $10,000. The incremental cost of all perquisites and personal benefits is their actual cost, except for personal use of corporate aircraft. Cardinal Health owns and operates its own aircraft and also owns fractional interests in aircraft. These aircraft are used to facilitate business travel of senior executives in as safe a manner as possible and with the best use of their time. Incremental cost is (a) variable operating cost, which includes fuel per flight hour, engine reserves per flight hour (engine reserves are an accrued expense for future maintenance on the aircraft engines), average repair and maintenance costs, travel expenses for flight crew and temporary pilot costs, and actual per flight hangar and parking ramp fees, landing fees, catering and miscellaneous handling charges for flights that actually transport executives, minus (b) amounts reimbursed to Cardinal Health by the executive for a flight. Fixed costs, such as flight crew salaries, wages and other employment costs, employee seminars and training, depreciation, building/hangar rent, aircraft lease expense, utilities, general liability insurance and other insurance costs, are not included in the calculation of incremental cost because Cardinal Health incurs these expenses regardless of the personal use of the corporate aircraft by the executives. On September 26, 2008, the Cardinal Health Compensation Committee authorized Mr. Schlotterbeck to use corporate aircraft for personal travel and authorized Cardinal Health to enter into Aircraft Time Sharing Agreements with each of them that would require each to reimburse Cardinal Health for specified costs when guests (other than their spouses and dependent children) accompany them on a flight. Under such agreement, Mr. Schlotterbeck would pay a fee based on the cost of fuel, landing fees and in-flight food and beverages for each specific flight or a greater amount mutually agreed to, up to the maximum established under Federal Aviation Administration rules. No tax reimbursement will be provided to Mr. Schlotterbeck for taxes on income attributed to him arising out of his and his immediate family member’s personal use of corporate aircraft.

[2]	Represents a one-time cash sign-on bonus in connection with Mr. Borkowski’s offer of employment.

Employment Agreements and Other Employment Arrangements

During fiscal 2008, our subsidiary CareFusion 303 was party to a retention agreement with Mr. Schlotterbeck. Additionally, Cardinal Health was party to an employment agreement with Mr. Winstead, which expired in August 2008, and to offer letters with Mr. Jain and Ms. Zilm. Cardinal Health entered into an offer letter with Mr. Borkowski in May 2009. During the term of their employment and generally for a period ranging from one to three years thereafter as described below in “Potential Payments on Termination or Change in Control of Cardinal Health,” Messrs. Schlotterbeck, Winstead and Jain have agreed to comply with non-solicitation covenants and to keep Cardinal Health’s proprietary information and trade secrets confidential and Mr. Winstead has agreed to comply with non-compete covenants. Mr. Borkowski agreed to comply with non-compete and non-solicitation covenants and to keep Cardinal Health’s proprietary information and trade secrets confidential.

Schlotterbeck Retention Agreement.    Prior to the acquisition of Alaris by Cardinal Health, Mr. Schlotterbeck and Alaris had a change-in-control agreement, which provided that in the event of an involuntary termination related to a change in control of Alaris, under certain circumstances, he would receive certain severance benefits. In August 2004, Mr. Schlotterbeck and CareFusion 303 replaced that agreement with a retention agreement. The terms of Mr. Schlotterbeck’s retention agreement are described below in “Nonqualified Deferred Compensation in Fiscal 2008” and “Potential Payments on Termination or Change in Control of Cardinal Health.”

Winstead Employment Agreement.    Cardinal Health had an employment agreement, as amended, with Mr. Winstead, whose employment period expired in August 2008. Under the employment agreement, Mr. Winstead was entitled to receive an annual base salary of no less than $438,000 and an annual bonus target equal to 90% of base salary. Effective in July 2006, the employment agreement was amended to increase his total base salary and annual bonus target by no less than 15%. Under the employment agreement, Mr. Winstead was also entitled to receive certain benefits on termination of employment as described below in “Potential Payments on Termination or Change in Control of Cardinal Health.”

Jain Offer Letters.    Mr. Jain was hired as Executive Vice President, Corporate Development and Business Strategy of Cardinal Health in August 2007. In connection with his employment, Cardinal Health entered into an offer letter with him in June 2007 providing for an annual base salary of $450,000 and a target annual bonus of 90% of his base salary, with such amount prorated from his start date to the end of fiscal year. Cardinal Health also paid Mr. Jain a cash sign-on bonus of $100,000, which he was required to repay if he voluntarily terminated his employment within 12 months of his start date. Mr. Jain also received an award of 65,000 stock options and 13,000 RSUs, both of which vest ratably over three years. Mr. Jain’s target opportunity under the Cardinal Health long-term incentive cash program for fiscal 2008-2010 is $241,577 and the target for fiscal 2009-2011 is $253,125.

In November 2008, in anticipation of the separation, Mr. Jain accepted the position of President of the Medical Technologies and Services segment of Cardinal Health and agreed to relocate to San Diego. In connection with taking this new assignment based in San Diego, Cardinal Health entered into a supplemental offer letter providing for annual base salary of $450,000 and a target annual bonus of 90% of his base salary. He also will be eligible to participate in the long-term incentive program with an LTI target of 225%, starting in August 2009 for fiscal 2010. In addition, he will receive benefits under the executive relocation program and supplemental pay in an amount equal to $54,000, $36,000 and $18,000 in each of the first, second and third years, respectively, after his relocation to San Diego. The supplemental pay is designed to offset the higher cost of living in the San Diego area. Finally, Cardinal Health agreed to pay him up to $100,000, net of taxes, with respect to the sale of his Ohio home. These supplemental payments were structured similar to arrangements for some other employees that are relocating to San Diego.

Borkowski Offer Letter.    Mr. Borkowski was hired as Chief Financial Officer of CareFusion in May 2009. In connection with his employment, Cardinal Health entered into an offer letter providing for an annual base salary of $560,000 and a target annual incentive of 90% of his base salary. Cardinal Health also paid Mr. Borkowski a cash sign-on bonus of $500,000, which he is required to repay if he voluntarily terminates his employment without good reason within 12 months of his start date. In May 2009, the Cardinal Health Compensation Committee approved an award to Mr. Borkowski of stock options with a value of $600,000 and RSUs with a value of $600,000 in connection with his employment as Chief Financial Officer of CareFusion. The stock options and RSUs were granted on June 15, 2009. The number of stock options granted were valued at $600,000 based upon Cardinal Health’s standard method for valuing stock options for financial accounting purposes, adjusted to assume that Mr. Borkowski will hold the stock options to term. The number of RSUs were determined using $600,000 divided by the closing stock price on the grant date. The stock options and RSUs will vest in annual installments of 33 1/3% on each of the first three anniversaries of their grant dates. These grants provide Mr. Borkowski an immediate ownership stake in, and incentive to join, Cardinal Health. Mr. Borkowski will be eligible for an annual long-term incentive grant in fiscal 2010, and the target expected value will be 300% of his base salary, or $1,680,000. In addition, he will receive benefits under the executive relocation program. In addition, the offer letter with Mr. Borkowski provides for a severance payment to him in the event he is terminated (other than for cause) or if he terminates employment with good reason in an amount equal to: (a) 1.9 times his annual base salary if termination is within three years of his start date, or (b) his annual base salary plus the average payouts of his annual incentives for the previous two years if termination is after the third anniversary of his start date. If the Cardinal Health board of directors publicly announced that it had determined not to proceed with the separation, or if the separation was not effective on or before October 15, 2010, and upon Mr. Borkowski’s termination from employment (other than for cause), he would have been entitled to receive a severance payment equal to 1.9 times his base salary. The RSUs and stock options described above also will become immediately vested if Mr. Borkowski is terminated (other than for cause) or if he terminates employment with good reason.

Schlotterbeck Employment Agreement.    Effective on August 31, 2009, in connection with the separation, we entered into an employment agreement with Mr. Schlotterbeck under which he will serve as the CareFusion Chairman of the Board and Chief Executive Officer for the period beginning on the date of the separation (August 31, 2009) and ending on the date of our annual stockholders meeting following the third anniversary of the separation, subject to earlier termination as described below. The employment agreement provides that Mr. Schlotterbeck will receive an annual base salary of $1,000,000, subject to discretionary increases, and be eligible for a target annual bonus of 120% of his annual base salary payable based on performance objectives to be determined by the Board of Directors and in consultation with Mr. Schlotterbeck. The Compensation Committee has the discretion to require Mr. Schlotterbeck to repay any bonus payments that it determines were not actually earned due to a material accounting restatement within three years after payment (other than a restatement due to a change in accounting policy or simple error), fraud, gross negligence or intentional misconduct, or certain deliberate misrepresentations of financial performance. Mr. Schlotterbeck is eligible to participate in our retirement, nonqualified deferred compensation, welfare benefit programs, fringe benefits and perquisite programs, and will be given paid vacation, in accordance with plans and policies in effect for other senior executives. During the employment period, he and his immediate family may use our corporate aircraft for personal travel, subject to availability, up to a value of $100,000 per fiscal year. Any use in excess of this value must be approved by the Compensation Committee in advance. Mr. Schlotterbeck was reimbursed for legal fees and expenses incurred in connection with the negotiation of his employment agreement. In addition, his employment agreement will provide for payments and other benefits upon various termination events as discussed below in “Potential Payments on Termination or Change in Control.”

The employment agreement provides for retention equity awards to be granted on the date in 2009 that annual equity awards are granted to CareFusion employees as determined by the Compensation Committee, which is expected to be September 15, 2009. These retention equity awards will consist of a number of RSUs determined by dividing $2,000,000 by the closing price of our common stock on the grant date and a number of stock options determined by dividing $2,000,000 by the option value per share of our common stock on the grant date using the average volatility of similar medical technology companies. The stock options have an exercise price equal to the fair market value of our common stock on the grant date. The retention awards will be granted under our 2009 Long-Term Incentive Plan and will vest in three equal annual installments beginning on the third anniversary of the separation, provided that Mr. Schlotterbeck is employed on that date, except as described below under “Potential Payments on Termination or Change in Control.” The awards will continue to vest subject to Mr. Schlotterbeck’s compliance with the restrictive covenants described below.

Mr. Schlotterbeck also is eligible to receive annual equity awards as determined in the discretion of the Board of Directors on the recommendation of the Compensation Committee, except that his annual equity award anticipated to be granted in September 2009 with all other regular annual equity award grants will consist of awards with a total value of not less than $7,000,000 on the date of grant. The fiscal 2010 award is expected to be 40% in stock options, 40% in performance stock units and 20% in restricted stock units. As our grants of performance stock units will be made every other year at two times the annual grant value, the total grant value for Mr. Schlotterbeck’s annual equity award in fiscal 2010 will be $8,750,000. Because Mr. Schlotterbeck will be eligible for retirement under the terms of the 2009 Long-Term Incentive Plan, these annual equity awards will be fully vested upon grant, and options will be exercisable for their term, subject to deferred exercisability and payment, except as described below under “Potential Payments on Termination or Change in Control.”

Grants of Plan-Based Awards for Fiscal 2009

The following table supplements the Summary Compensation Table by providing additional information about plan-based compensation for fiscal 2009:

	Approval Date	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards[1]			All Other Stock Awards: Number of Cardinal Health Stock or Units[2]	All Other Option Awards: Number of Securities Underlying Cardinal Health Options[3]	Exercise or Base Price of Option Awards[4]	Grant Date Fair Value of Stock and Option Awards[5]
			Threshold	Target	Maximum
David L. Schlotterbeck
Annual Cash Incentive			$447,000	$745,000	$1,490,000
2009-2011 Performance Cash[6]			$447,000	$745,000	$1,490,000
Stock Options	8/05/2008	8/15/2008					84,774	$56.13	$1,187,684
RSUs	8/05/2008	8/15/2008				17,520			$983,398

Edward J. Borkowski
Annual Cash Incentive			$29,826	$49,710	$99,420
2009-2011 Performance Cash			$—	$—	$—
Stock Options	5/05/2009	6/15/2009					87,308	$30.07	$599,806
RSUs	5/05/2009	6/15/2009				19,953			$599,987

Dwight Winstead
Annual Cash Incentive			$341,550	$569,250	$1,138,500
2009-2011 Performance Cash[6]			$256,163	$426,938	$853,875
Stock Options	8/05/2008	8/15/2008					48,582	$56.13	$680,634
RSUs	8/05/2008	8/15/2008				10,040			$563,545

Vivek Jain
Annual Cash Incentive			$243,000	$405,000	$810,000
2009-2011 Performance Cash[6]			$151,875	$253,125	$506,250
Stock Options[7]	8/05/2008	8/15/2008					16,002	$56.13	$224,188
RSUs	8/05/2008	8/15/2008				9,921			$556,866
RSUs[8]	9/26/2008	10/15/2008				18,058			$684,940

Carol L. Zilm
Annual Cash Incentive			$186,947	$311,578	$623,156
2009-2011 Performance Cash[6]			$123,000	$205,000	$410,000
Stock Options	8/05/2008	8/15/2008					13,549	$56.13	$189,821
RSUs	8/05/2008	8/15/2008				7,304			$409,974

[1]

This information relates to award opportunities Cardinal Health granted during fiscal 2009 under the Cardinal Health MIP with respect to fiscal 2009 performance and under the Cardinal Health long-term incentive cash program with respect to the fiscal 2009-2011 performance cycle. For a discussion of these plans, see “Executive Compensation — Cardinal Health Compensation Plans.”

[2]

Unless otherwise noted, all stock awards (a) are RSUs granted during the fiscal year, (b) are granted under the Cardinal Health LTIP, (c) vest ratably over three years, and (d) accrue dividends that are payable upon vesting of the RSUs.

[3]

Unless otherwise noted, all option awards (a) are nonqualified stock options granted during the fiscal year, (b) are granted under the Cardinal Health LTIP, (c) vest in equal amounts over three years, and (d) have a term of seven years.

[4]	The option awards have an exercise price equal to the closing price of Cardinal Health’s common shares on the NYSE on the date of grant.
[5]

Cardinal Health has valued the RSUs as of the grant date by multiplying the closing price of Cardinal Health’s common shares on the NYSE on that date times the number of RSUs awarded. Cardinal Health valued the options utilizing a lattice model to provide a grant date fair value of the options. The lattice model incorporates a number of assumptions. Cardinal Health used the following assumptions with respect to the grant date fair value of options granted to Mr. Schlotterbeck: expected option life: 4.86 years; dividend yield: 1.00%; risk-free interest rate: 3.08%; and expected volatility: 27.00%. Cardinal Health used the following assumptions with respect to the grant date fair value of options granted to Mr. Borkowski: expected option life: 5.00 years; dividend yield: 2.33%; risk-free interest rate: 0.03%; and expected volatility: 30.00%. Cardinal Health used the following assumptions with respect to the grant date fair value of options granted to Mr. Winstead: expected option life: 4.86 years; dividend yield: 1.00%; risk-free interest rate: 3.08%; and expected volatility: 27.00%. Cardinal Health used the following assumptions with respect to the grant date fair value of options granted to Mr. Jain: expected option life: 4.86 years; dividend yield: 1.00%; risk-free interest rate: 3.08%; and expected volatility: 27.00%. Cardinal Health used the following assumptions with respect to the grant date fair value of options granted to Ms. Zilm: expected option life: 4.86 years; dividend yield: 1.00%; risk-free interest rate: 3.08%; and expected volatility: 27.00%. There is no certainty that executives will realize any value from these options, and to the extent they do those amounts may have no correlation to the amounts reported above.

[6]

In light of the CareFusion separation, the Cardinal Health Compensation Committee determined to terminate the long-term incentive cash program effective on the date of the CareFusion separation. In addition, with respect to the 2008 to 2010 performance cycle, the Cardinal Health Compensation Committee determined that Cardinal Health performance did not meet the minimum performance goal for the period to date of the performance cycle, and based on performance to date and expected performance during the remainder of the performance period, the Cardinal Health Compensation Committee approved no payout for the performance cycle. For the fiscal 2009 to 2011 performance cycle, the Cardinal Health Committee set the performance period to end on the date of the CareFusion separation and authorized award payments.

[7]

Cardinal Health began a voluntary stock option exchange program on June 23, 2009. New options were granted with an exercise price equal to the closing price of Cardinal Health’s common shares on the NYSE on July 20, 2009. Mr. Winstead, Mr. Jain and Ms. Zilm were eligible to participate in the option exchange program because they were not named executive in Cardinal Health’s proxy statement for the 2008 annual meeting of shareholders. Mr. Winstead exchanged 237,087 options with a weighted average exercise price of $66.08 for 32,322 options with an exercise price of $31.27 per share in the option exchange. Mr. Jain exchanged 65,000 options with an exercise price of $64.38 per share for 13,978 options with an exercise price of $31.27 per share in the option exchange. Ms. Zilm exchanged 47,837 options with a weighted average exercise price of $67.77 per share for 7,379 options with an exercise price of $31.27 per share in the option exchange.

[8]

These RSUs were granted in connection with the CareFusion separation and vest on the earliest of (a) completion of the CareFusion separation, (b) the determination by the Board not to proceed with the CareFusion separation, or (c) October 15, 2010. These RSUs will be delivered to the named executive on the date that is five months after vesting, if the executive does not voluntarily terminate employment prior to delivery. As a result of the completion of the CareFusion separation, the RSUs vested on August 31, 2009, and will be delivered on January 31, 2010.

Cardinal Health Compensation Plans

Cardinal Health Management Incentive Plan.    Key executive employees, including the CareFusion named executives, are eligible to receive annual incentive cash awards under the Cardinal Health Management Incentive Plan (The Cardinal Health MIP). Under the Cardinal Health MIP, the Cardinal Health Compensation Committee establishes performance criterion during the first three months of each fiscal year and may establish performance goals. For fiscal 2009, the Cardinal Health Compensation Committee established the overall company performance criterion of 8% return on shareholders’ equity, which must be satisfied before any payout can be made to Cardinal Health named executives under the MIP. This performance criterion is designed to allow payments under the MIP to be performance-based compensation under the Code and to be fully tax deductible.

The Cardinal Health Compensation Committee also established performance goals under the Cardinal Health MIP for fiscal 2009, based upon Cardinal Health’s achievement of a specified level of growth in EBIT and return on tangible capital. EBIT is consolidated operating earnings adjusted for certain items classified within Interest and Other, including minority interest, joint venture income, and deferred compensation plan income/expense. Return on tangible capital is NOPAT divided by net tangible capital. NOPAT is: (a) earnings from continuing operations, as disclosed on the Cardinal Health statement of earnings, excluding (i) “special items” and “impairment charges and other” line items from Cardinal Health’s statement of earnings, and (ii) other adjustments approved by the Compensation Committee; and then (b) adjusted for taxes. Net tangible capital is calculated as total assets less (total liabilities, goodwill and intangibles, cash and equivalents, short term investments available for sale and assets held for sale and discontinued operations) plus (current portion of long-term obligations and short-term borrowings, liabilities from businesses held for sale and discontinued operations, and long-term obligations), adjusted to exclude the after-tax impact on net tangible capital of (a) “special items” and “impairments, gain/(loss) on sale of assets and other, net” line items from Cardinal Health’s statement of earnings; and (b) other adjustments approved by the Compensation Committee. As explained in “Compensation Discussion and Analysis,” the Cardinal Health Compensation Committee established a matrix of potential cash award percentages based upon Cardinal Health’s achievement of varying EBIT and return on tangible capital levels for fiscal 2009. The cash award percentage from the matrix determines the total pool for cash awards under the Cardinal Health MIP; provided that if Cardinal Health does not achieve the minimum performance goals with respect to either EBIT or return on tangible capital, but Cardinal Health achieves the performance criterion with respect to return on shareholders’ equity, the Cardinal Health Compensation Committee may, in its discretion, fund the pool for cash awards and make annual incentive awards to Cardinal Health named executives under the Cardinal Health MIP.

See “Potential Payments on Termination or Change in Control of Cardinal Health” for information on the effect of termination or a change in control.

Cardinal Health 2005 Long-Term Incentive Plan.    In November 2008, Cardinal Health shareholders approved an amended and restated 2005 Long-Term Incentive Plan (the Cardinal Health LTIP). Under the Cardinal Health LTIP, Cardinal Health may grant stock options, stock appreciation rights, stock awards, other stock-based awards and cash awards to employees. As set forth in the “Grants of Plan-Based Awards for Fiscal 2009” table above, during fiscal 2009 Cardinal Health granted nonqualified stock options, RSUs, and long-term incentive cash awards to certain Cardinal Health executives.

In August 2007, the Cardinal Health Compensation Committee approved the long-term incentive cash program under the Cardinal Health LTIP. This program is designed to reward outstanding performance over a three-year period. A new three-year performance cycle with new performance goals was established in fiscal 2008 and fiscal 2009. At the end of the three-year cycle, potential payouts may range from 0% to 200% of the executive’s aggregate annual incentive target based solely on achievement of the overall company performance goals. For the fiscal 2009-2011 performance period, the performance goals were established to reward management for attaining cumulative EBIT. The Cardinal Health Compensation Committee determines whether the performance goals have been achieved. See “Potential Payments on Termination or Change in Control of Cardinal Health” for additional information on the effect of termination or a change in control.

In August 2007, the Cardinal Health Compensation Committee approved the long-term incentive cash program for the fiscal 2008-2010 performance period with goals based on Cardinal Health obtaining specified cumulative economic profit (as adjusted). The payout structure under the fiscal 2008-2010 performance period included a two-year and a three-year goal, so that a potential payout of 40% of target could be made at the end of fiscal 2009 and a potential payout of 60% could be made at the end of fiscal 2010. In August 2009, the Compensation Committee determined that cumulative economic profit did not meet the minimum performance goal established for the two-year period ended June 30, 2009, and no payouts with respect to this two-year period were made. The Cardinal Health Compensation Committee also determined that it is not likely that Cardinal Health will achieve performance above the minimum performance goal for the three-year period ending June 30, 2010. As a result, the Cardinal Health Compensation Committee canceled awards for this three-year period in connection with the CareFusion separation and no payouts will be made.

In August 2008, the Cardinal Health Compensation Committee established the fiscal 2009-2011 performance period under the long-term incentive cash program with goals based on Cardinal Health obtaining specified cumulative EBIT. In September 2008, the Cardinal Health Compensation Committee amended the performance period of the fiscal 2009-2011 long-term incentive cash program to be July 1, 2008 through the date of CareFusion separation. In August 2009, the Cardinal Health Compensation Committee determined that it is not expected that cumulative EBIT will meet the minimum performance goal established for the performance cycle; however, in recognition of the future potential value of the program based on forecasted performance and the remaining length of time in the original three-year performance period, the Cardinal Health Compensation Committee in its discretion authorized payment to be made at 15% of the target awards.

In August 2009 and in light of the CareFusion separation, the Cardinal Health Compensation Committee determined to terminate the long-term incentive cash program. The payouts from this program to our named executives are presented in the Compensation Discussion and Analysis.

Voluntary Stock Option Exchange Program.    In June 2009, Cardinal Health shareholders approved a voluntary stock option exchange program recommended by the Cardinal Health Board under which Cardinal Health offered certain employees, but not directors or executives who then constituted Cardinal Health named executives, a limited period in which they could elect to exchange specific outstanding stock options for new stock options covering a lesser number of shares with a lower exercise price. The Cardinal Health Compensation Committee believed that the proposed stock option exchange program was critical to Cardinal Health’s success to retain and motivate key employees throughout Cardinal Health’s operations and to re-align their interests with those of Cardinal Health shareholders, especially as Cardinal Health and CareFusion prepared to operate as separate public companies following the planned CareFusion separation, and would reduce outstanding stock option “overhang” and allow Cardinal Health to recapture value from accounting compensation costs. Cardinal Health began the program on June 19, 2009 and completed it on July 17, 2009. The new options were granted with an exercise price equal to the closing price of Cardinal Health common shares on the NYSE on July 20, 2009. Because Messrs. Winstead and Jain and Ms. Zilm were not named executives in Cardinal Health’s 2008 proxy statement, they were eligible to participate in the program. Mr. Winstead exchanged in the program 237,087 options from several grants with a weighted average exercise price of $66.08 for 32,322 options with an exercise price of $31.27 per share. Mr. Jain exchanged in the program 65,000 options with an exercise price of $64.38 per share for 13,978 options with an exercise price of $31.27. Ms. Zilm exchanged in the program 47,837 options from several grants with a weighted average exercise price of $67.77 for 7,379 options with an exercise price of $31.27 per share.

Employee Stock Purchase Plan.    Cardinal Health also maintains a tax-qualified employee stock purchase plan (the Cardinal Health ESPP), generally available to all employees including the named executives, that allowed participants to acquire Cardinal Health common shares at a discount price. The Cardinal Health ESPP allowed participants to buy Cardinal Health common shares at a 15% discount to the lower of the closing price of Cardinal Health common shares on the first or last market trading day of an offering period with up to 15% of their salary and incentives (subject to IRS limits), with the objective of allowing employees to profit when the value of Cardinal Health common shares increases over time. Under applicable tax law, no plan participant may purchase more than $25,000 in market value (based on the market value of Cardinal Health common shares on the last trading day before the beginning of the enrollment period for each subscription period) of Cardinal Health common shares in any calendar year.

In May 2008, the Cardinal Health Compensation Committee approved the suspension of the Cardinal Health ESPP beginning July 1, 2009. CareFusion does not currently offer an Employee Stock Purchase Plan.

Potential Impact on Compensation from Executive Misconduct.

Under Cardinal Health benefit plans, Cardinal Health has the authority to require repayment, or subject outstanding awards to forfeiture, in certain instances of executive misconduct. These provisions are designed to prevent detrimental behavior, and permit Cardinal Health to recoup certain benefits in the event an executive has engaged in certain misconduct. Under the Cardinal Health long-term incentive cash program and Cardinal Health MIP, Cardinal Health is authorized to seek to recover cash incentive compensation paid to executive officers when the payment was based on the achievement of certain financial results that were subsequently restated if the executive officer caused or contributed to the need for the restatement of previously filed financial statements.

Under the standard Cardinal Health stock option agreement, an unexercised option is forfeited if the holder has engaged in specified conduct, described below, while employed by Cardinal Health or for three years after termination of employment, and Cardinal Health may require the holder to repay the gross option gain realized from the exercise of the options exercised within three years prior to such conduct. Under the standard Cardinal

Health RSU agreement, unvested RSUs and deferred RSUs that vested within the look-back period of the RSU agreement are forfeited if the holder has engaged in specified conduct, described below, while employed by Cardinal Health or for three years after termination of employment. Moreover, Cardinal Health may require the holder to repay the value of the RSUs settled within three years prior to such conduct. The specified conduct includes:

•	disclosure or use of confidential information;
•	violation of Cardinal Health policies;
•	solicitation of business or Cardinal Health employees;
•	disparagement;
•	breach of any provision of an employment agreement or severance agreement; and
•	competitive actions (during employment and for a period of 12 months following termination).

Cardinal Health may also terminate all vested stock options if the executive’s employment is terminated for cause. Cardinal Health may also seek damages for breach of contract or seek other equitable relief.

Outstanding Equity Awards at Fiscal Year-End for Fiscal 2009

The following table shows the number of Cardinal Health shares underlying exercisable and unexercisable stock options and unvested RSUs held by the named executives on June 30, 2009:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options- Exercisable		Number of Securities Underlying Unexercised Options- Unexercisable		Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested[1]
David L. Schlotterbeck[2]	244,621		—		$44.15		08/23/2014	27,553	[10]	$841,744
	5,737		5,738	[3]	$66.34		08/15/2013
	20,379		40,760	[4]	$67.26		08/15/2014
	—		84,774	5,*	$56.13		08/15/2015

Edward J. Borkowski	—		87,308	6,*	$30.07		06/15/2016	19,953	[11]	$609,564

Dwight Winstead	25,328	[7]	—		$66.08	[7]	11/20/2010	19,649	[12]	$600,277
	32,572	[7]	—		$68.10	[7]	11/19/2011
	32,401	[7]	—		$67.90	[7]	11/18/2012
	39,516	[7]	—		$61.38	[7]	11/17/2013
	5,000	[7]	—		$61.38	[7]	11/17/2013
	10,000	[7]	—		$69.20	[7]	05/17/2014
	30,323	[7]	30,323	[3,7]	$66.34	[7]	08/15/2013
	10,541	[7]	21,083	[4,7]	$67.26	[7]	08/15/2014
	40,000		—		44.15		08/23/2014
	—		48,582	5,*	56.13		08/15/2015

Vivek Jain	21,666	[8]	43,334	[6,8]	$64.38	[8]	09/17/2014	36,646	[13]	$1,119,535
	—		16,002	5,*	$56.13		08/15/2015

Carol L. Zilm	12,000	[9]	4,000	[9]	$69.67	[9]	01/16/2013	10,566	[14]	$322,791
	7,801	[9]	7,802	[3,9]	$66.34	[9]	08/15/2013
	5,411	[9]	10,823	[4,9]	$67.26	[9]	08/15/2014
	—		13,549	5,*	$56.13		08/15/2015

*	Indicates the option grants during fiscal 2009 which are reported in the Grants of Plan-Based Awards Table.
[1]	The market value is equal to the product of $30.55, the closing price of Cardinal Health’s common shares on the NYSE on June 30, 2009, and the number of unvested Cardinal Health RSUs.
[2]	Mr. Schlotterbeck meets the eligibility requirements to retire and upon termination to receive accelerated vesting of a pro rata portion of outstanding vested Cardinal Health options and RSUs.
[3]	The options were granted on August 15, 2006 and vest and become exercisable 25% per year over four years.
[4]	The options were granted on August 15, 2007 and vest and become exercisable 33% per year over three years.

[5]	The options were granted on August 15, 2008 and vest and become exercisable 33% per year over three years.
[6]	The options were granted on June 15, 2009 and vest and become exercisable 33% per year over three years.
[7]

Mr. Winstead elected to tender his eligible options in the Cardinal Health stock option exchange program approved by shareholders on June 23, 2009. As a result, as of July 20, 2009 the number of securities underlying exercisable options is 40,000, the number of securities underlying unexercisable options is 80,904 (with 16,194 options vesting on August 15, 2009, 27,923 options vesting on July 20, 2010, 20,593 options vesting on August 15, 2010 and 16, 194 options vesting on August 15, 2011), and the option exercise price is $31.27 (except for 16,194 options vesting on August 15, 2009, 16,194 options vesting on August 15, 2010, and 16,194 options vesting on August 15, 2011, for which the option exercise price is $56.13).

[8]

Mr. Jain elected to tender his eligible options in the Cardinal Health stock option exchange program approved by shareholders on June 23, 2009. As a result, as of July 20, 2009 the number of securities underlying exercisable options is 0, the number of securities underlying unexercisable options is 13,978 (with 9,365 options vesting on July 20, 2010 and 4,613 options vesting on September 17, 2010), and the option exercise price is $31.27.

[9]

Ms. Zilm elected to tender her eligible options in the Cardinal Health stock option exchange program approved by shareholders on June 23, 2009. As a result, as of July 20, 2009 the number of securities underlying exercisable options is 0, the number of securities underlying unexercisable options is 20,928 (with 4,516 options vesting on August 15, 2009, 5,735 options vesting on July 20, 2010, 6,160 options vesting on August 15, 2010 and 4,517 options vesting on August 15, 2011), and the option exercise price is $31.27 (except for 4,516 options vesting on August 15, 2009, 4,516 options vesting on August 15, 2010, and 4,517 options vesting on August 15, 2011, for which the option exercise price is $56.13).

[10]

Includes 17,520 RSUs granted during fiscal 2009, and are also reported in the Grants of Plan-Based Awards Table. The RSUs will vest as follows: 11,130 shares on August 15, 2009; 10,583 shares on August 15, 2010 and 5,840 shares on August 15, 2011.

[11]

Includes 19,953 RSUs granted during fiscal 2009, and are also reported in the Grants of Plan-Based Awards Table. The RSUs will vest as follows: 6,561 shares on June 15, 2010; 6,561 shares on June 15, 2011 and 6,561 shares on June 15, 2012.

[12]

Includes 10,040 RSUs granted during fiscal 2009, and are also reported in the Grants of Plan-Based Awards Table. The RSUs will vest as follows: 1,814 shares on July 1, 2009; 8,687 shares on August 15, 2009; 5,801 shares on August 15, 2010 and 3,347 shares on August 15, 2011.

[13]

Includes 27,979 RSUs granted during fiscal 2009, and are also reported in the Grants of Plan-Based Awards Table. The RSUs will vest as follows: 18,058 shares on August 31, 2009, the completion of the CareFusion separation, 3,307 shares on August 15, 2009; 4,333 shares on September 17, 2009; 3,307 shares on August 15, 2010; 4,334 shares on September 17, 2010; and 3,307 shares on August 15, 2011.

[14]

Includes 7,304 RSUs granted during fiscal 2009, and are also reported in the Grants of Plan-Based Awards table. The RSUs will vest as follows: 4,436 shares on August 15, 2009; 3,695 shares on August 15, 2010 and 2,435 shares on August 15, 2011.

Adjustments to Equity Awards in the CareFusion Separation.    Prior to the CareFusion separation, Cardinal Health and CareFusion entered into an employee matters agreement that governs our compensation and employee benefit obligations with respect to our current and former employees. The employee matters agreement addresses, among other things, the mechanism for the conversion and adjustment of equity awards (including stock options, stock appreciation rights, restricted shares, and RSUs) in connection with the CareFusion separation into awards based on our common shares and/or CareFusion common stock, as applicable. For purposes of the vesting of the new equity awards, continued employment or service with Cardinal Health or with CareFusion will be treated as continued employment for purposes of both Cardinal Health’s and our equity awards. Under the employee matters agreement and in connection with the CareFusion separation:

•

each stock option granted on or prior to September 26, 2007, was converted into an adjusted Cardinal Health stock option and a CareFusion stock option. The exercise prices of the CareFusion stock option and the adjusted Cardinal Health stock option and the number of shares subject to each such stock option reflected a mechanism that was intended to preserve the intrinsic value of the original Cardinal Health stock option;

•

each stock option granted after September 26, 2007, to an executive or director who joined CareFusion in connection with the CareFusion separation was replaced with a CareFusion stock option, subject to an adjustment mechanism intended to preserve the intrinsic value of such stock option. For purposes of the conversion of the Cardinal Health stock options, the date of grant of stock options granted to Messrs. Winstead and Jain and Ms. Zilm in the voluntary stock option exchange program will be deemed to be the date on which the stock options for which they were exchanged were initially granted;

•

each RSU and restricted share award granted on or prior to September 26, 2007 or granted on October 15, 2008, in connection with the announcement of the CareFusion separation received for the unvested portion thereof, in connection with the CareFusion separation, CareFusion restricted stock units, as applicable, representing the right to receive 0.5 shares of CareFusion common stock for each Cardinal Health common share subject to the award. The underlying Cardinal Health RSUs remain in effect unadjusted; and

•

each Cardinal Health RSU and restricted stock award granted to an executive or director who joined CareFusion in connection with the CareFusion separation other than as described in the foregoing bullet was replaced with a number of CareFusion restricted stock units, as applicable, intended to preserve the fair market value of the awards.

The adjusted Cardinal Health stock options and RSUs and the replacement CareFusion stock options and restricted stock units that a holder received in connection with the distribution were subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable prior to the distribution.

Option Exercises and Stock Vested for Fiscal 2009

The table below shows the Cardinal Health stock options that were exercised, and the Cardinal Health RSUs that vested, during fiscal 2009 for each of the named executives.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise[1]	Number of Shares Acquired on Vesting[2]		Value Realized on Vesting[3]
David L. Schlotterbeck	—	$—	5,288	[2]	$293,801
Edward J. Borkowski	—	$—	—		$—
Dwight Winstead	—	$—	7,155		$397,568
Vivek Jain	—	$—	4,333		$222,760
Carol L. Zilm	—	$—	2,802		$141,559

[1]

Value calculated as the amount by which the closing price of the underlying Cardinal Health common shares on the NYSE on the date of exercise exceeds the option exercise price before withholding of any taxes.

[2]	The number of shares acquired on vesting includes 5,169 Cardinal Health RSUs deferred at the election of Mr. Schlotterbeck.
[3]	Value calculated by multiplying the closing price of a Cardinal Health common share on the NYSE on the vesting date times the number of shares acquired on vesting before withholding taxes.

Nonqualified Deferred Compensation in Fiscal 2009

Cardinal Health (1) maintains a nonqualified Deferred Compensation Plan, or DCP, which is further described below, (2) allows for deferral of RSUs beyond the vesting date, and (3) has a deferred retention bonus arrangement with Mr. Schlotterbeck. The following table provides information regarding accounts of the named executives under each of these arrangements. Cardinal Health does not maintain non-qualified pension plans or supplemental executive retirement plans for the named executives.

Name	Executive Contributions in Last FY1	Registrant Contribution in Last FY2	Aggregate Earnings in Last FY2	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE[3]
David L. Schlotterbeck
DCP Cash	$1,298	$3,954	$(3,524)	$—	$27,235
Deferred RSUs	$287,190	$—	$(140,123)	$—	$174,196
Deferred Retention Bonus[2]	$—	$—	$156,480 [4]	$—	$2,764,481

Edward J. Borkowski
DCP Cash	$—	$—	$—	$—	$—
Deferred RSUs	$—	$—	$—	$—	$—

Dwight Winstead
DCP Cash	$113,884	$7,436	$(235,041)	$—	$1,074,868
Deferred RSUs	$—	$—	$(257,102)	$—	$385,969

Vivek Jain
DCP Cash	$—	$6,000	$(649)	$—	$5,258
Deferred RSUs	$—	$—	$—	$—	$—

Carol L. Zilm
DCP Cash	$—	$—	$—	$—	$—
Deferred RSUs	$—	$—	$—	$—	$—

[1]

The DCP cash amounts shown include salary deferred during fiscal 2009, and amounts deferred during fiscal 2009 under the Cardinal Health annual cash incentive awards with respect to services performed in fiscal 2008.

[2]

The Aggregate Earnings with respect to DCP Cash is calculated based upon the change in value of the investment options selected by the executive officer during the year, as described in more detail below. The Aggregate Earnings with respect to Deferred RSUs is calculated based upon the change in price of Cardinal Health common shares from the first day of the fiscal year (or the date of the vesting of the RSUs if they vested during the fiscal year) to the last day of the fiscal year.

[3]

The Aggregate Balance has been reduced in the amount of fees paid by the executive in fiscal year 2009 pursuant to the DCP in the following amounts: Mr. Schlotterbeck — $131; Mr. Winstead — $131; and Mr. Jain — $92.

[4]

Since Mr. Schlotterbeck remained an employee through June 28, 2006, he earned a retention bonus, or the Retention Bonus, of $2,320,000, which is equal to the sum of (a) 200% of his then annual base salary ($580,000), and (b) 200% of his then target bonus (100% of base salary). The Retention Bonus will be paid (with interest accruing from June 28, 2006 through the deferred payment date at the rate of 6.0%) on the first business day that is at least six months after the date of Mr. Schlotterbeck’s separation from service, or if sooner, as soon as practicable following Mr. Schlotterbeck’s death. The CareFusion separation will not trigger payment of the Retention Bonus to Mr. Schlotterbeck.

Cardinal Health’s DCP permits certain management employees to defer salary and bonus into any of several investment alternatives, including, except with respect to executive officers, a stock equivalent account. Executive officers may defer between 1% and 20% of their cash compensation, including base salary and bonus (effective January 1, 2009, between 1% and 50% of base salary and between 1% and 100% of incentive compensation). In addition, Cardinal Health may, in its discretion, make additional matching or fixed contributions to the deferred balances of participating management employees. In general, matching contributions may be made at the same rate applicable to the person under the Cardinal Health 401(k) Savings Plan. Cardinal Health may also credit a participant’s account an amount equal to a percentage of the executive officer’s cash compensation which is greater than the dollar limitation in effect for the year under the Code, up to $100,000, as profit sharing credits, and Cardinal Health may also make additional discretionary contributions to a participant’s account in an amount equal to a percentage of the executive officer’s cash compensation which is greater than the dollar limitation in effect for the year under the Code, up to $100,000, as a social security supplemental credit. Contributions made with respect to the named executives are set forth in the All Other Compensation Table of this proxy statement.

To measure the amount of Cardinal Health’s obligation to each participant under the plan, Cardinal Health maintains a separate bookkeeping record, which Cardinal Health refers to as an account, for each participant. The participants are permitted to direct the investment of the portion of the accounts allocable to that participant in the same manner the participant is permitted to direct the investment of the participant’s account under the Cardinal Health 401(k) Savings Plan. The notional investment options available under the Cardinal Health DCP are substantially the same investment options that are available in the Cardinal Health 401(k) Savings Plan. Cardinal Health then credits or debits the participant’s account with the actual earnings or losses based upon the performance results of the notional investment options selected by the participant. The participant may change the allocation of his or her account among the investment alternatives then available under the plan. An executive officer is not permitted to elect to invest future contributions in his or her account in the Cardinal Health stock fund.

For management employees, deferred balances are paid upon retirement, termination from employment, death or disability. Some contributions made by Cardinal Health and other account credits are subject to vesting provisions requiring that the participant has completed three years of service with Cardinal Health, which are fully accelerated upon a change in control (defined as described under “Potential Payments Upon Termination or Change in Control of Cardinal Health” below). If the participant terminates employment with Cardinal Health due to retirement, death, total disability, or pursuant to a change in control, all amounts subject to such vesting requirements shall vest. If a participant terminates employment before satisfying the vesting requirements, all amounts subject to the vesting requirements are forfeited.

Deferred balances are paid in cash. The plan contains a dividend reinvestment feature for the stock equivalent account with dividends generally being reinvested in investment options other than the stock equivalent account for reporting persons under Section 16 of the Exchange Act. The plan is not intended to qualify under Section 401(a) of the Code and is exempt from many of the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) as a “top hat” plan for a select group of management or highly compensated employees. The deferred balances of Messrs. Schlotterbeck and Jain under the DCP were transferred to the CareFusion deferred compensation plan after the CareFusion separation.

A named executive may defer receipt of the common shares represented by an RSU which would otherwise be settled on the date of vesting until after the named executive has a separation from service or until a fixed future date. Until shares are issued, the named executive is entitled to receive cash payments in an amount equivalent to what would be received if the shares underlying the RSU were issued to the named executive. Cash amounts equivalent to dividends declared prior to the date the RSU vests are accrued until the vesting date, except that for RSUs issued prior to July 1, 2007, dividend equivalents are paid when dividends are paid. After the RSU vest, such amounts are paid when dividends are paid, and are deferred under the DCP. The CareFusion separation, and the resulting termination of employment with us, is not a separation from service for Mr. Schlotterbeck and so will not trigger a distribution of shares under the deferred RSUs.

Potential Payments on Termination or Change in Control of Cardinal Health

Cardinal Health entered into agreements and maintained plans that provided for compensation to the named executives upon certain triggering events that result in termination of employment (including termination following a change in control of Cardinal Health). The tables below identify the potential payments to each named executive assuming that a triggering event occurred as of June 30, 2009 and, if applicable, based on Cardinal Health’s closing share price on that date. Except as noted below, all of the potential payments listed in the table below are payments that would have been made pursuant to Cardinal Health plans and arrangements and are not representative of the benefits and payments that would be received in the event of such a transaction or termination under our retention and severance arrangements. The following paragraphs describe the provisions of Cardinal Health’s various plans, including the Cardinal Health LTIP, the Cardinal Health Employee Incentive Plan (EIP) and the Cardinal Health Broadly-based Employee Incentive Plan (BEIP), long-term incentive cash program and MIP, and the benefits under these plans in the event of each triggering event and the assumptions that were used in creating the tables.

None of the amounts illustrated in the tables below have been paid to any of the named executives. Although amounts represent what would have been paid as of June 30, 2009, for a triggering event under Cardinal Health obligations in effect at that time, we took several actions in connection with the separation (described below in Actions Taken in Connection with Separation) that change the potential payments on termination or change in control for the named executives.

Unless otherwise noted in the notes to the tables with respect to specific named executives, the descriptions of the payments or valuations below are applicable to each of the following tables related to potential payments upon termination and/or change in control.

Non-Compete and Non-Solicitation Agreements.    Prior to the CareFusion separation, the standard Cardinal Health stock option, RSU and restricted shares award agreements provide that if the named executive violates the provisions contained in the award agreements with respect to: (i) competitive actions, then unexercised stock options and unvested RSUs/restricted shares will be forfeited, and Cardinal Health may seek repayment of gains realized or obtained by the named executive from vested stock options and RSUs/restricted shares during a look-back period of one to three years from the violation, or (ii) confidentiality, non-disparagement or non-solicitation of business or Cardinal Health employees (during employment and for a period of 12 months following termination), or breaches Cardinal Health policies, then unexercised stock options and unvested RSUs/restricted shares will be forfeited, Cardinal Health may seek repayment of gains realized or obtained by the named executive from vested stock options and RSUs/restricted shares during a look-back period of one to three years from the violation, and Cardinal Health may bring an action for breach of contract or seek other equitable relief. Under the terms of the Cardinal Health long-term incentive cash program and MIPs, all or a portion of a final award may be subject to an obligation of repayment to Cardinal Health if the named executive violates an applicable non-competition and/or confidentiality covenant.

Termination For Cause.    Prior to the CareFusion separation, termination for cause under the Cardinal Health LTIP, EIP and BEIP means termination of employment on account of any act of fraud or intentional misrepresentation or embezzlement, misappropriation or conversion of assets of Cardinal Health or any subsidiary, or the intentional and repeated violation of Cardinal Health’s written policies or procedures. Cardinal Health may also cancel unexercised stock options and unvested RSUs/restricted shares, or seek repayment of gains realized or obtained by the named executive from vested stock options and RSUs/restricted shares during a look-back period.

Involuntary Termination Without Cause.    Prior to the CareFusion separation, the named executives would have been entitled to certain benefits described in the tables below if Cardinal Health had terminated the named executive’s employment without cause. Under the Cardinal Health MIPs, if Cardinal Health terminates the employment of one of the named executives other than for cause during the fourth quarter of a performance period, the final bonus under the Cardinal Health MIPs will be prorated based upon the length of time employed by Cardinal Health during the performance period and the progress toward achievement of the established performance criteria during that portion of the performance period in which the named executive was employed. If the named executive’s employment is terminated by Cardinal Health without cause, or if the named executive terminates his employment for good reason, the named executive has no right to payout under the Cardinal Health long-term incentive cash program.

Termination by Reason of Retirement.    Generally, retirement means the termination of employment (other than by death or disability and other than in the event of termination for cause) by an employee after attaining the age of 55 and having at least 10 years of continuous service with Cardinal Health (including service with an affiliate of Cardinal Health prior to the time that such affiliate became an affiliate of Cardinal Health). Prior to the CareFusion separation, under the Cardinal Health LTIP, EIP and BEIP, in the event of termination by reason of retirement, a pro rata portion of all unvested options, RSUs and restricted shares that have been held for at least six months will vest, and vested options will remain exercisable through the remaining term of the option. Under the Cardinal Health MIPs and the long-term incentive cash program, if employment is terminated due to retirement during the performance period, the final payout will be prorated based upon the length of time that the participant was employed during the performance period. None of the named executives other than Messrs. Schlotterbeck and Winstead meet Cardinal Health’s definition of retirement. Messrs. Schlotterbeck and Winstead are eligible to receive retirement benefits.

Termination by Reason of Disability.    Prior to the CareFusion separation, under the Cardinal Health LTIP, EIP and BEIP, long-term incentive cash program and MIPs, “disability” has the meaning specified in Cardinal Health’s long-term disability plan applicable to the named executive at the time of disability. Cardinal Health’s long-term disability plan currently provides that, to be considered disabled because of an illness or injury, the executive must be: continuously unable to perform substantial and material duties of the executive’s own job; not be gainfully employed in any occupation for which the executive is qualified by education, training or experience; and be under the regular care of a licensed physician. Under the Cardinal Health LTIP, EIP and BEIP, in the event of termination by reason of disability, all unvested options, RSUs and restricted shares will vest, and vested options will remain exercisable through the remaining term of the option. Under the Cardinal Health MIPs and long-term incentive cash program, if employment is terminated due to disability during the performance period, the final payout will be prorated based upon the length of time that the participant was employed during the performance period.

Termination by Death.    Prior to the CareFusion separation, under the Cardinal Health LTIP, EIP and BEIP, if the named executive’s employment is terminated by reason of death, then all unvested stock options, RSUs and restricted shares granted under the plan will vest, and vested options will remain exercisable through the remaining term of the option. Under the Cardinal Health MIPs and long-term incentive cash program, if employment is terminated due to death during the performance period, the final payout will be prorated based upon the length of time that the participant was employed during the performance period.

Definition of Change in Control of Cardinal Health.    Prior to the CareFusion separation, under the Cardinal Health LTIP, EIP and BEIP, a “change in control” means any of the following:

•

the acquisition by any entity of beneficial ownership of 25% or more of either Cardinal Health’s outstanding common shares or the combined voting power of the Cardinal Health’s then-outstanding voting securities (other than any acquisition directly from Cardinal Health or any of Cardinal Health affiliates or employee benefit plans and any Non-Control Acquisition, defined below); or

•

a change in a majority of the members of the Cardinal Health’s board of directors, other than directors approved by a vote of at least a majority of the incumbent directors (other than any director whose initial assumption of office resulted from an actual or threatened election or proxy contest); or

•

a reorganization, merger or consolidation or other sale of all or substantially all of Cardinal Health’s assets or Cardinal Health’s acquisition of assets or shares of another corporation, unless such transaction is a Non-Control Acquisition; or

•	Cardinal Health shareholders approve a complete liquidation or dissolution of Cardinal Health.

A “Non-Control Acquisition” means a business combination where: (a) the beneficial owners of Cardinal Health’s outstanding common shares and voting securities immediately prior to such business combination beneficially own more than 50% of the outstanding common and the combined voting power of the then-outstanding voting securities of the resulting corporation (including a corporation which as a result of such transaction owns Cardinal Health or all or substantially all of Cardinal Health’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership immediately prior to such business combination; (b) no person beneficially owns 25% or more of Cardinal Health’s then-outstanding common shares or combined voting power of the resulting corporation (unless such ownership existed prior to the business combination); and (c) at least a majority of the members of the board of directors of the corporation resulting from business combination were members of Cardinal Health board of directors (who were approved by a vote of at least a majority of the incumbent directors) at the time of the execution of the initial agreement, or the action of Cardinal Health board of directors, providing for such business combination.

Payments on Change in Control of Cardinal Health.    Prior to the CareFusion separation, under the terms of the Cardinal Health LTIP, EIP and BEIP, on the date a change in control occurs, (i) all stock options become fully vested, and (ii) the restrictions applicable to all RSUs and restricted shares lapse and these awards become fully vested. Pursuant to the Cardinal Health LTIP, EIP and BEIP, in the event the named executive’s employment is terminated within two years after a change in control (other than as a result of death, retirement, disability or termination for cause), each stock option that is vested will remain exercisable until the earlier of three years from the date of the termination of employment or the expiration of the term of the stock option. Under Cardinal Health’s long-term incentive cash program, in the event of a change in control, all participants in the program become vested in and entitled to the pro rata portion of their target award at the time of the change in control. The Cardinal Health MIPs do not provide for payments upon a change in control of Cardinal Health.

Additional Assumptions and Valuation Methodology.    For purposes of the tables below, the following assumptions have been made:

•	the date of termination of employment is June 30, 2009, the end of our most recent fiscal year; and
•	the price of Cardinal Health common shares on the date of termination is $30.55 per share, the closing price of Cardinal Health common shares reported by the NYSE on June 30, 2009.

The accelerated vesting of stock options is valued as the difference between the closing price of Cardinal Health shares on June 30, 2009 and the exercise price for each option for which vesting is accelerated. The accelerated vesting of RSUs/restricted shares is valued by multiplying the closing price of Cardinal Health common shares on June 30, 2009 times the number of RSUs/restricted shares whose vesting is accelerated.

In August 2008, the Cardinal Health Compensation Committee established the fiscal 2009-2011 performance period under the long-term incentive cash program with goals based on Cardinal Health obtaining specified cumulative EBIT. In September 2008, the Cardinal Health Compensation Committee amended the performance period of the fiscal 2009-2011 long-term incentive cash program to be July 1, 2008 through the date of CareFusion separation. In August 2009, the Cardinal Health Compensation Committee determined that it is not expected that cumulative EBIT will meet the minimum performance goal established for the performance cycle; however, in recognition of the future potential value of the program based on forecasted performance and the remaining length of time in the original three-year performance period, the Cardinal Health Compensation Committee in its discretion authorized payment to be made at 15% of the target awards. For the purposes of the tables below, the target awards are included with respect to the long-term incentive cash program. With respect to the Cardinal Health MIPs, the assumption is that the performance criteria have been met and the target incentive is paid.

The tables below reflect amounts that would have been payable as of June 30, 2009 to the named executives under existing Cardinal Health plans and employment agreements and arrangements. Benefits that are available to all Cardinal Health salaried employees on retirement, death or disability, including 401(k) savings plan and other deferred compensation distributions, group and supplemental life insurance benefits and short-term and long-term disability benefits are not included. Please see the Nonqualified Deferred Compensation table for payments or benefits payable in connection with triggering events. Under the Cardinal Health DCP, some contributions made by Cardinal Health and other account credits are subject to vesting provisions requiring that the participant has completed three years of service with Cardinal Health. If the participant terminates employment with Cardinal Health due to retirement, death or disability or there has been a change in control, all amounts subject to such vesting requirements will vest. The tables below include only increased payments and the value of vesting and acceleration under the Cardinal Health DCP in connection with the triggering events.

The actual amounts that would be paid upon a named executive’s termination of employment or in connection with a change in control can be determined only at the time of any such event. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be higher or lower than reported below. In addition, in connection with any actual termination of employment or change in control transaction, we may determine to enter into one or more agreements or to establish arrangements providing additional benefits or amounts, or altering the terms of benefits described below. Other factors that could affect the amounts reported below include the effect of the separation on Cardinal Health and CareFusion plans, the time during the year of any such event, the share price and the named executive’s age and years of service. The separation from Cardinal Health will not trigger any payments or benefits that are payable or receivable upon a named executive’s termination of employment or in connection with a change in control.

Actions Taken in Connection with Separation.    In connection with the separation, we implemented a change in control severance plan that provides for severance benefits to certain members of management upon an involuntary termination without cause or a voluntary termination for good reason within 24 months following a change in control. Under this plan, as referenced in the Compensation Discussion and Analysis, our named executives will receive cash severance equal to two times their annual salary and target annual bonus upon such a termination. They will also receive a pro rata target bonus in the year of termination. The change in control severance plan provides for other post-termination benefits such as outplacement services and continuation of health insurance coverage for a certain period of time. Also, we have assumed the severance obligations of Cardinal Health under the offer letters with Messrs. Jain and Borkowski. Also, similar to the Cardinal Health LTIP, our LTIP provides for a “single trigger” vesting of equity awards upon a change in control.

The following table describes the potential compensation upon termination or a change in control for David L. Schlotterbeck, our Chairman of the Board and Chief Executive Officer, if the event had occurred as of June 30, 2009 under the Cardinal Health plans described above:

					Change in Control[6]
Executive Benefits and Payments Upon Termination[1]	Retirement[2]	Involuntary Termination Without Cause[3]	Termination by the Executive With or Without Good Reason[3,4]	Termination due to Death or Disability[5]	Without Termination	With Termination Without Cause or With or Without Good Reason
Compensation:
Cash Severance	$—	$—	$745,000	$—	$—	$745,000
FY 2009 MIP	745,000	745,000	745,000	745,000	—	745,000
Long-Term Performance Incentive:
Incentive Cash Programs	538,333	538,333	538,333	538,333	538,333	538,333
Stock Options (Accelerated Vesting)[7]	—	—	—	—	—	—
Restricted Share Units (Accelerated Vesting)[8]	528,595	528,595	528,595	841,744	841,744	841,744

Total	$1,811,928	$1,811,928	$2,556,928	$2,125,077	$1,380,077	$2,870,077

[1]

For purposes of this table, Mr. Schlotterbeck’s compensation is assumed to be as follows: base salary equal to $745,000; annual target incentive opportunity under the Cardinal Health MIPs to be $745,000; pro rata target opportunity under Cardinal Health’s fiscal 2009-2011 long-term incentive cash program for the year ended June 30, 2009 to be $248,333; and pro rata target opportunity under Cardinal Health’s fiscal 2008-2010 long-term incentive cash program to be $290,000. Mr. Schlotterbeck is bound by the terms of a non-solicitation provision, which prohibits Mr. Schlotterbeck from soliciting officers or employees of Cardinal Health for a period of 12 months following his termination of employment. Mr. Schlotterbeck is also bound by the terms of a confidentiality provision in the agreement. Mr. Schlotterbeck is subject to covenants against disclosure of confidential information, disparagement and recruitment of employees in the stock option and RSU agreements Cardinal Health has entered into with him.

The employment agreement that we entered into with Mr. Schlotterbeck in connection with the separation will prohibit Mr. Schlotterbeck from disclosing confidential information, soliciting or recruiting our employees, representatives, officers or directors, or soliciting our customers or potential customers, and investing in or becoming an employee of or otherwise counsel to any of our competitors. These covenants will apply during the period in which he is our employee and for a period of two years following termination of his employment.

[2]

Upon retirement, a pro rata portion of all unvested options, RSUs and restricted shares that have been held by Mr. Schlotterbeck for at least 6 months will vest, and vested options will remain exercisable through the remaining term of the option. Additionally, Mr. Schlotterbeck would have been entitled to payments under the Cardinal Health MIPs and long-term incentive cash programs, prorated based upon the length of time that Mr. Schlotterbeck was employed during the performance period.

[3]

In April 2009, Mr. Schlotterbeck became eligible to receive retirement benefits. Upon retirement, a pro rata portion of all unvested options and RSUs that have been held by Mr. Schlotterbeck for at least 6 months will vest, and vested options will remain exercisable through the remaining term of the option. Additionally, Mr. Schlotterbeck would have been entitled to payments under the Cardinal Health MIP and long-term incentive cash programs, prorated based upon the length of time that Mr. Schlotterbeck was employed during the performance period.

The employment agreement that we entered into with Mr. Schlotterbeck in connection with the separation provides that if we terminate his employment without “cause”, or if he terminates employment with us for “good reason” and he executes a standard release of claims, we will pay him cash severance equal to two times the sum of his annual base salary and his target bonus in 24 equal monthly installments, starting 6 months after his termination. We will also pay him a pro rata bonus for the year of termination based on actual achievement of the performance objectives and the premiums for COBRA continuation coverage of medical benefits under our group health plan until the earlier of the date he becomes covered under another employer’s health plan or the end of 18 months. In addition, the retention equity awards granted to him under the employment agreement would become fully vested with options becoming exercisable and the RSUs becoming payable in equal installments on the date of termination and the first and second anniversaries of his date of termination and the annual equity awards of stock options would become fully and immediately exercisable and annual equity awards of RSUs would be payable upon termination, except that any performance stock units would be paid based on actual performance compared to target under the terms of the awards. If Mr. Schlotterbeck terminates his employment without “good reason” at or after age 65, he will be entitled to receive the pro rata bonus for the year of termination based on actual performance, and because he will be retirement-eligible under the terms of our 2009 Long-Term Incentive Plan, all outstanding annual equity awards will continue to become exercisable and be paid in accordance with their terms. If we terminate Mr. Schlotterbeck’s employment for “cause”, we will not pay any severance benefits and the retention equity awards and all other outstanding equity awards will be immediately forfeited and terminated.

For purposes of the employment agreement, “cause” is defined to mean: the willful and continued failure to perform substantially his duties (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance, the willful engaging in illegal conduct or gross misconduct which is materially and demonstrably injurious to us or our affiliates; conviction of a felony; or a material breach of the restrictive covenants described below, subject to the cure provision described in the agreement. “Good reason” is defined to mean, without Mr. Schlotterbeck’s written consent, assignment of any duties materially inconsistent in any respect with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as described in the agreement, or any other action by us which results in a material diminution in such position, authority, duties or responsibilities, excluding for this purpose any action not taken in bad faith and which is remedied by us promptly after receipt of notice from him; our failure to comply with the compensation obligations of the agreement, other than a failure not occurring in bad faith and which is remedied by us promptly after receipt of notice from him; we require him to be based at any office or location more than 10 miles from the current location; any purported termination by us of his employment other than as expressly permitted in the agreement; our failure to require a successor to assume the agreement; or any failure of the board of directors or shareholders to elect him as a member of the Board, or his removal from the board of directors for reasons other than those justifying or requiring such removal under the other provisions of the agreement.

[4]

Under the retention agreement entered into by Mr. Schlotterbeck and CareFusion 303, if at any time after June 28, 2006, Mr. Schlotterbeck voluntarily terminates his employment, he will receive a one-time payment equal to his base annual pay as of the date of termination, payable as soon as practicable following the date of termination (or, if subject to Section 409A of the Code, on the six-month anniversary of the date of termination), and he will be entitled to receive a prorated annual bonus payment and a prorated cash payout under any then-applicable cash incentive plan in which he is then participating.

[5]

The employment agreement that we entered into with Mr. Schlotterbeck in connection with the separation provides that if Mr. Schlotterbeck’s employment is terminated due to his death or disability, he would receive accrued but unpaid compensation through the date of termination, a pro rata bonus for the year of termination based on actual performance measured against the performance criteria established by our Compensation Committee for that year, the retention equity award granted to him under the employment agreement would become fully vested, and the retention award and all annual equity awards would be immediately exercisable in the case of stock options and payable in the case of RSUs, except that any annual equity awards that are performance stock units would be paid based on actual performance compared to target under the terms of the award. If Mr. Schlotterbeck terminates his employment without “good reason” at or after age 65, he will be entitled to receive the pro rata bonus for the year of termination based on actual performance, and because he will be retirement-eligible under the terms of our 2009 Long-Term Incentive Plan, all outstanding annual equity awards will continue to become exercisable and be paid in accordance with their terms. If we terminate Mr. Schlotterbeck’s employment for “cause” (as defined in the employment agreement), we will not pay any severance benefits and the retention awards and all other outstanding equity awards will be immediately forfeited and terminated.

[6]

In the event of a change in control under the Cardinal Health plans discussed above that were in effect on June 30, 2009, Mr. Schlotterbeck would have been entitled to the accelerated vesting of all outstanding equity awards. A change in control of Cardinal Health without termination of employment would not have triggered additional cash payments to Mr. Schlotterbeck, other than under Cardinal Health’s long-term incentive cash program. If Mr. Schlotterbeck’s employment was terminated following a change in control, Mr. Schlotterbeck would have been entitled to receive the compensation in connection with such termination in the amounts he would otherwise be entitled to receive for the particular termination event, as described in this table. In connection with the separation, our Board of Directors approved a change in control severance plan which provides for certain severance benefits to executives upon an involuntary termination without cause or a voluntary termination for good reason within 24 months following a change in control. Under this plan, Mr. Schlotterbeck will be eligible to receive cash severance equal to two times his annual salary and target annual bonus, plus a pro-rated MIP target payment for the current year upon such a termination, as well as continuation of medical benefits for 36 months and outplacement services. In addition, under this plan, Mr. Schlotterbeck’s equity awards would be subject to immediate vesting and option awards would continue to be exercisable.

The employment agreement that we entered into with Mr. Schlotterbeck in connection with the separation provides that if Mr. Schlotterbeck receives any payments that are subject to the excise tax imposed on “parachute payments” under the Code, we will pay him a gross-up payment so that he retains an amount of the gross-up payment equal to the excise tax, after payment of all taxes on that gross-up payment.

[7]	All outstanding options have exercise prices above $30.55.
[8]

Assumes the accelerated vesting of 17,303 RSUs for termination due to retirement, “Involuntary Termination Without Cause” and “Termination by the Executive — With and Without Good Reason”, and assumes 27,553 RSUs for termination due to death or disability or “Change in Control.”

The following table describes the potential compensation upon termination or a change in control for Edward J. Borkowski, our Chief Financial Officer, if the event had occurred as of June 30, 2009, under the Cardinal Health plans described above.

			Change of Control[3]
Executive Benefits and Payments Upon Termination[1]	Involuntary Termination Without Cause[2]	Termination due to Death or Disability	Without Termination	With Termination Without Cause or With or Without Good Reason
Compensation:
Cash Severance	$1,064,000	$—	$—	$1,064,000
FY 2009 MIP	—	—	—	—
Long-Term Performance Incentive:
Incentive Cash Programs	—	—	—	—
Stock Options (Accelerated Vesting)[4]	41,908	—	41,908	41,908
Restricted Share Units (Accelerated Vesting)[5]	609,564	—	609,564	609,564

Total	$1,715,472	$—	$651,472	$1,715,472

[1]

For purposes of this table, Mr. Borkowski’s compensation is assumed to be as follows: base salary equal to $560,000 and annual target incentive opportunity under the Cardinal Health MIPs to be $504,000. Mr. Borkowski is subject to covenants against disclosure of confidential information, disparagement and recruitment of employees in the stock option and RSU/restricted shares agreements Cardinal Health has entered into with him.

[2]

Under the terms of Mr. Borkowski’s offer letter, Mr. Borkowski will be entitled to severance equal to 1.9 times his annual base salary if he is terminated other than for cause on or before the third anniversary of his start date, and if after, Mr. Borkowski will be entitled to severance equal to his annual base salary plus the average of his actual MIP payouts for the previous two years. He also will become immediately vested in the initial equity grants described in the Grants of Plan Based Awards table.

For purposes of Mr. Borkowski’s offer letter, “cause” means: (a) willful and continued failure to perform duties for the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness); (b) an act of fraud or intentional misrepresentation or embezzlement; (c) misappropriation or conversion of assets of the Company or any affiliate; (d) a material breach of any provision of the Confidentiality and Business Protection Agreement referenced in the offer letter; and (e) the repeated violation of the written policies or procedures of the Company.

[3]

In the event of a change in control under the Cardinal Health plans discussed above that were in effect on June 30, 2009, Mr. Borkowski would have been entitled to the accelerated vesting of all outstanding equity awards. A change in control of Cardinal Health without termination of employment would not have triggered additional cash payments to Mr. Borkowski. If Mr. Borkowski’s employment was terminated following a change in control, Mr. Borkowski would have been entitled to receive the compensation in connection with such termination in the amounts he would otherwise have been entitled to receive for the particular termination event, as described in this table. In connection with the separation, our Board of Directors approved a change in control severance plan which provides for certain severance benefits to executives upon an involuntary termination without cause or a voluntary termination for good reason within 24 months following a change in control. Under this plan, Mr. Borkowski will be eligible to receive cash severance equal to two times his annual salary and target annual bonus, plus a pro-rated MIP target payment for the current year upon such a termination, as well as continuation of medical benefits for 24 months and outplacement services. In addition, under this plan, Mr. Borkowski’s equity awards would be subject to immediate vesting and option awards would continue to be exercisable.
[4]	Assumes the accelerated vesting of 87,308 stock options.
[5]	Assumes the accelerated vesting of 19,953 RSUs.

The following table describes the potential compensation upon termination or a change in control for Dwight Winstead, our Chief Operating Officer, if the event had occurred as of June 30, 2009 under the Cardinal Health plans described above.

				Change in Control[4]
Executive Benefits and Payments Upon Termination[1]	Retirmement[2]	Involuntary Termination Without Cause[3]	Termination due to Death or Disability	Without Termination	With Termination Without Cause or With or Without Good Reason
Compensation:
Cash Severance	$—	$—	$—	$—	$—
FY 2009 MIP	569,250	—	569,250	—	569,250
Long-Term Performance Incentive:
Incentive Cash Programs	307,313	307,313	307,313	307,313	307,313
Stock Options (Accelerated Vesting)[5]	—	—	—	—	—
Restricted Share Units (Accelerated Vesting)[6]	420,996	420,996	600,277	600,277	600,277

Total	$1,297,559	$728,309	$1,476,840	$907,590	$1,476,840

[1]

For purposes of this table, Mr. Winstead’s compensation is assumed to be as follows: base salary equal to $569,250; annual target incentive opportunity under the Cardinal Health MIPs to be $569,250; pro rata target opportunity under Cardinal Health’s fiscal 2009-2011 long-term incentive cash program for the year ended June 30, 2009 to be $142,313; and pro rata target opportunity under Cardinal Health’s fiscal 2008-2010 long-term incentive cash program to be $165,000. Mr. Winstead is subject to covenants against disclosure of confidential information, disparagement and recruitment of employees in the stock option and RSU/restricted shares agreements Cardinal Health has entered into with him.

[2]

Upon retirement, a pro rata portion of all unvested options, RSUs and restricted shares that have been held by Mr. Winstead for at least 6 months will vest, and vested options will remain exercisable through the remaining term of the option. Additionally, Mr. Winstead would have been entitled to payments under the Cardinal Health MIPs and long-term incentive cash programs, prorated based upon the length of time that Mr. Winstead was employed during the performance period.

[3]

Since Mr. Winstead meets Cardinal Health’s definition of retirement, if he is terminated involuntarily without cause, he would have been entitled to retirement benefits under the Cardinal Health LTIP, EIP, BEIP and long-term incentive cash program.

[4]

In the event of a change in control under the Cardinal Health plans discussed above, Mr. Winstead would have been entitled to the accelerated vesting of all outstanding equity awards. A change in control of Cardinal Health without termination of employment would not have triggered additional cash payments to Mr. Winstead, other than under the long-term incentive cash program. If Mr. Winstead’s employment was terminated following a change in control, Mr. Winstead would have been entitled to receive the compensation in connection with such termination in the amounts he would otherwise have been entitled to receive for the particular termination event, as described in this table. In connection with the separation, our Board of Directors approved a change in control severance plan which provides for certain severance benefits to executives upon an involuntary termination without cause or a voluntary termination for good reason within 24 months following a change in control. Under this plan, Mr. Winstead will be eligible to receive cash severance equal to two times his annual salary and target annual bonus, plus a pro-rated MIP target payment for the current year upon such a termination, as well as continuation of medical benefits for 24 months and outplacement services. In addition, under this plan, Mr. Winstead’s equity awards would be subject to immediate vesting and option awards would continue to be exercisable.

[5]	All outstanding options have exercise prices above $30.55.
[6]

Assumes the accelerated vesting of 13,781 RSUs for termination due to retirement and “Involuntary Termination Without Cause,” and assumes 19,649 RSUs for termination due to death or disability or “Change in Control.”

The following table describes the potential compensation upon termination or a change in control for Vivek Jain, our President of the Medical Technologies and Services segment, if the event had occurred as of June 30, 2009 under the Cardinal Health plans described above.

			Change in Control[2]
Executive Benefits and Payments Upon Termination[1]	Involuntary Termination Without Cause[3]	Termination due to Death or Disability	Without Termination	With Termination Without Cause or With or Without Good Reason[3]
Compensation:
Cash Severance	$723,088	$—	$—	$723,088
FY 2009 MIP	405,000	405,000	—	405,000
Long-Term Performance Incentive:
Incentive Cash Programs	—	181,006	181,006	181,006
Stock Options (Accelerated Vesting)[4]	—	—	—	—
Restricted Share Units (Accelerated Vesting)[5]	1,119,535	1,119,535	1,119,535	1,119,535
Benefits and Perquisites:
Deferred Compensation[6]	—	5,258	5,258	5,258

Total	$2,247,623	$1,710,799	$1,305,799	$2,433,887

[1]

For purposes of this table, Mr. Jain’s compensation is assumed to be as follows: base salary equal to $450,000; annual target incentive opportunity under the Cardinal Health MIPs to be $405,000; pro rata target opportunity under Cardinal Health’s fiscal 2009-2011 long-term incentive cash program for the year ended June 30, 2009 to be $84,375; and pro rata target opportunity under Cardinal Health’s fiscal 2008-2010 long-term incentive cash program to be $96,631. Pursuant to the Confidentiality and Business Protection Agreement that Cardinal Health entered into with Mr. Jain for a period of two years after his termination of employment, he is prohibited from soliciting, servicing or accepting on behalf of a competitor of the Cardinal Group, the business of any customer of the Cardinal Group at the time of Mr. Jain’s employment or date of termination, or any potential customer of the Cardinal Group which Mr. Jain knew to be an identified, prospective purchaser of services or products of the Cardinal Group. Mr. Jain is subject to covenants against disclosure of confidential information, disparagement and recruitment of employees in the stock option and RSU agreements Cardinal Health has entered into with him.

[2]

In the event of a change in control under the Cardinal Health plans discussed above, Mr. Jain would have been entitled to the accelerated vesting of all outstanding equity awards. A change in control of Cardinal Health without termination of employment would not have triggered additional cash payments to Mr. Jain, other than under Cardinal Health’s long-term incentive cash program. If Mr. Jain’s employment was terminated following a change in control, Mr. Jain would have been entitled to receive the compensation in connection with such termination in the amounts he would otherwise have been entitled to receive for the particular termination event, as described in this table. In connection with the separation, our Board of Directors approved a change in control severance plan which provides for certain severance benefits to executives upon an involuntary termination without cause or a voluntary termination for good reason within 24 months following a change in control. Under this plan, Mr. Jain will be eligible to receive cash severance equal to two times his annual salary and target annual bonus, plus a pro-rated MIP target payment for the current year upon such a termination, as well as continuation of medical benefits for 24 months and outplacement services. In addition, under this plan, Mr. Jain’s equity awards would be subject to immediate vesting and option awards would continue to be exercisable.

[3]

Under Mr. Jain’s 2008 offer letter, Mr. Jain will be entitled to one year of his base salary and bonus if he is terminated other than for cause. The bonus will be calculated based on the average of his prior two years of bonus.

[4]

All outstanding options have exercise prices above $30.55. Mr. Jain’s offer letter provides that all unvested stock options granted under his original offer letter shall become immediately vested if he is terminated without cause before August 20, 2010. If Mr. Jain is terminated as a result of the separation between the date of his 2008 offer letter and 15 months after the separation, he will have two years from the date of the separation (or until the expiration of the options, whichever is shorter) to exercise any vested stock options.

[5]

Assumes the accelerated vesting of 36,646 RSUs. Mr. Jain’s offer letter provides that all unvested RSUs granted under his original offer letter shall be immediately vested if he is terminated without cause before August 20, 2010.

[6]	Represents the unvested balance in the Deferred Compensation Plan.

The following table describes the potential compensation upon termination or a change in control for Carol Zilm, our President of the Critical Care Technologies segment, if the event had occurred as of June 30, 2009 under the Cardinal Health plans described above.

			Change in Control[2]
Executive Benefits and Payments Upon Termination[1]	Involuntary Termination Without Cause	Termination due to Death or Disability	Without Termination	With Termination Without Cause or With or Without Good Reason
Compensation:
Cash Severance	$—	$—	$—	$—
FY 2009 MIP	311,578	311,578	—	311,578
Long-Term Performance Incentive:
Incentive Cash Programs	—	145,333	145,333	145,333
Stock Options (Accelerated Vesting)[3]	—	—	—	—
Restricted Share Units (Accelerated Vesting)[4]	—	322,791	322,791	322,791

Total	$311,578	$779,702	$468,124	$779,702

[1]

For purposes of this table, Ms. Zilm’s compensation is assumed to be as follows: base salary equal to $426,400; annual target incentive opportunity under the Cardinal Health MIPs to be $311,578; pro rata target opportunity under Cardinal Health’s fiscal 2009-2011 long-term incentive cash program for the year ended June 30, 2009 to be $68,333; and pro rata target opportunity under Cardinal Health’s fiscal 2008-2010 long-term incentive cash program to be $77,000. Ms. Zilm is subject to covenants against disclosure of confidential information, disparagement and recruitment of employees in the stock option and restricted shares agreements Cardinal Health has entered into with her.

[2]

In the event of a change in control under Cardinal Health’s plans discussed above, Ms. Zilm would have been entitled to the accelerated vesting of all outstanding equity awards. A change in control of Cardinal Health without termination of employment would not have triggered additional cash payments to Ms. Zilm, other than under Cardinal Health’s long-term incentive cash program. If Ms. Zilm’s employment was terminated following a change in control, Ms. Zilm would have been entitled to receive the compensation in connection with such termination in the amounts she would otherwise have been entitled to receive for the particular termination event, as described in this table. In connection with the separation, our Board of Directors approved a change in control severance plan which provides for certain severance benefits to executives upon an involuntary termination without cause or a voluntary termination for good reason within 24 months following a change in control. Under this plan, Ms. Zilm will be eligible to receive cash severance equal to two times her annual salary and target annual bonus, plus a pro-rated MIP target payment for the current year upon such a termination, as well as continuation of medical benefits for 24 months and outplacement services. In addition, under this plan, Ms. Zilm’s equity awards would be subject to immediate vesting and option awards would continue to be exercisable.

[3]	All outstanding options have exercise prices above $30.55.
[4]	Assumes the accelerated vesting of 10,566 RSUs.

Director Compensation

Compensation Philosophy.    The Compensation Committee receives comparative market data and recommendations from its compensation consultant with regard to the structure of our non-management director compensation and the amounts paid to our non-management directors. The Compensation Committee established the relative weighting of director compensation for fiscal 2010 as 65% to be delivered in restricted stock units and 35% in cash.

Compensation Arrangements.    As of June 30, 2009, we were a wholly owned subsidiary of Cardinal Health, and an officer of Cardinal Health served as our sole director. In connection with the separation, the size of our board of directors was increased to nine members, and eight non-management directors were elected to our board along with Mr. Schlotterbeck. The table below shows the elements and amount of compensation we pay to our non-management directors:

Compensation Element	Amount
Annual Retainer	$75,000
Equity Grant
RSUs (initial award)	$160,000
RSUs (annual award)	$125,000
Committee Chairperson Annual Retainers:
Audit Committee	$18,000
Compensation Committee	$10,000
Governance Committee	$10,000
Presiding Director Annual Retainer	$10,000

[1]

Each new non-management director receives an equity award grant upon initially being appointed or elected to the board and an annual equity award grant thereafter. Upon election to the board, new directors receive a one-time RSU grant for a number of shares of our common stock with a value of $160,000 on the grant date. In addition, each new director receives an annual RSU grant for a number of shares of our common stock with a value of $125,000 on the grant date. Thereafter, directors receive on an annual basis RSU grants for a number of shares of our common stock with a value of $125,000 on the grant date. Director RSUs generally vest in full one year from grant.

The above cash retainer amounts are paid quarterly.

Directors may receive additional compensation for the performance of duties assigned by the board or its committees that are considered beyond the scope of the ordinary responsibilities. In connection with the separation, we made a one-time payment of $20,000 to each of our non-management directors for work performed prior to, and in preparation for the spinoff. Directors may elect to defer payment of their annual retainer into our DCP. For directors, deferred balances under the CareFusion DCP are paid upon termination from board service, death or disability. In all cases, payments generally will commence at least six months after the event triggering the payment. A director also may defer receipt of the common stock represented by an RSU which would otherwise be settled on the date of vesting until after termination from board service or until a fixed future date. Until shares are issued, the director is entitled to receive cash payments in an amount equivalent to what would be received if the shares underlying the RSU were issued to the director.

We also reimburse directors for reasonable out-of-pocket travel expenses incurred in connection with attendance at board and committee meetings and attendance at director education programs. We may reimburse directors for out-of-pocket expenses incurred by the director’s spouse in connection with spousal participation in occasional board-related activities and may “gross-up” or reimburse the director for payment of taxes related to such reimbursement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans.

During the fiscal year ended June 30, 2009, CareFusion Corporation did not operate any compensation plans under which equity securities of CareFusion Corporation were authorized for issuance. As discussed in Item 13 below under the heading “Our Relationships with Cardinal Health — Employee Matters Agreement”, we issued equity awards (including stock options, stock appreciation rights, restricted shares, and restricted share units) on the distribution date as part of the conversion and adjustment of equity awards previously granted under Cardinal Health’s equity compensation programs.

In connection with the spinoff, our board of directors and our sole stockholder, Cardinal Health, Inc., reserved 40 million shares of our common stock for issuance pursuant to our 2009 Long-Term Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 11, 2009 (unless otherwise indicated below), with respect to (1) each person who is known by us who beneficially owns more than 5% of our common stock, (2) each director and named executive and (3) all of our directors and executive officers as a group. The address of each director and executive officer shown in the table below is c/o CareFusion Corporation, 3750 Torrey View Court, San Diego, California 92130.

We determined the number of shares of common stock beneficially owned by each person under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity had the right to acquire within sixty days of September 1, 2009. Accordingly, the number of shares set forth below directors and executive officers includes shares subject to restricted stock units (RSUs) and/or stock options that these individuals have the right to acquire (including as a result of expected vesting) prior to November 10, 2009, which we refer to below as presently vested equity. All percentages are based on the shares of common stock outstanding as of September 1, 2009. Except as noted below, each holder has sole voting and investment power with respect to all shares of common stock listed as beneficially owned by that holder.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock
Cardinal Health, Inc.[1]	41,392,836	18.7%
Dodge & Cox[2]	19,983,131	9.0%
Capital Research Global Investors[3]	12,213,000	5.5%
AXA Financial Inc.[4]	11,680,357	5.3%
David L. Schlotterbeck[5,9,11]	233,961	*
Edward J. Borkowski	0	*
Dwight Winstead[5,11]	63,413	*
Vivek Jain[5,11]	31,350	*
Carol Zilm[5,11]	10,120	*
Philip L. Francis[6,7,11]	31,287	*
Robert F. Friel	0	*
Jacqueline B. Kosecoff, Ph.D.	0	*
J. Michael Losh[6,8,11].	143,567	*
Gregory T. Lucier.	0	*
Edward D. Miller, M.D.	0	*
Michael D. O’Halleran[6,11].	40,541	*
Robert P. Wayman.	0	*
All directors and executive officers as a group (16 persons) [10,11].	589,356	*

*	Less than 1%.
[1]

The address of Cardinal Health is 7000 Cardinal Place, Dublin, Ohio 43017. For a description of certain voting arrangements relating to the shares of our common stock owned by Cardinal Health, see “Certain Relationship and Related Transactions, and Director Independence”.

[2]

Based on information obtained from a Schedule 13G/A for Cardinal Health common shares filed with the SEC on February 11, 2009 by Dodge & Cox and inquiries made by us of Dodge & Cox. Reflects reported ownership of Cardinal Health shares as adjusted for the distribution of 0.5 shares of our common stock for each common share of Cardinal Health in connection with the spinoff. Based on those filings and inquiries, we are unable to identify the natural persons with voting and/or dispositive power over the shares held by such entity. The address of Dodge & Cox is 555 California Street, 40th Floor, San Francisco, California. Dodge & Cox reported that, as of December 31, 2008, it had sole voting power with respect to 37,560,432 common shares of Cardinal Health, shared voting power with respect to 96,100 common shares of Cardinal Health and sole dispositive power with respect to 37,560,432 Cardinal Health common shares and that the Cardinal Health shares are beneficially owned by clients of Dodge & Cox, which clients may include registered investment companies and/or employee benefit plans, pension funds, endowment funds or other institutional clients. The number of Cardinal Health common shares held by Dodge & Cox may have changed since the filing of the Schedule 13G/A.

[3]

Based on information obtained from a Schedule 13G for Cardinal Health common shares filed with the SEC on February 13, 2009 by Capital Research Global Investors, a division of Capital Research and Management Company and inquiries made by us of Capital Research Global Investors. Reflects reported ownership of Cardinal Health shares as adjusted for the distribution of 0.5 shares of our common stock for each common share of Cardinal Health in connection with the spinoff. Based on those filings and inquiries, we are unable to identify the natural persons with voting and/or dispositive power over the shares held by such entity. The address of Capital Research Global Investors is 333 South Hope Street, Los Angeles, California 90071. Capital Research Global Investors reported that, as of December 31, 2007, it had sole voting power with respect to 8,451,000 common shares of Cardinal Health and sole dispositive power with respect to 24,426,000 Cardinal Health common shares. Capital Research Global Investors disclaims beneficial ownership of all such shares. The number of Cardinal Health common shares held by Capital Research Global Investors may have changed since the filing of the Schedule 13G.

[4]

Based on information obtained from a Schedule 13G jointly filed with the SEC on February 13, 2009 by AXA Assurances I.A.R.D Mutuelle and AXA Assurances Vie Mutuelle, as a group, which we refer to collectively as the “Mutuelles AXA,” AXA and AXA Financial, Inc and inquiries made by us of Alliance Bernstein. Reflects reported ownership of Cardinal Health shares as adjusted for the distribution of 0.5 shares of our common stock for each common share of Cardinal Health in connection with the spinoff. Based on those filings and inquiries, we are unable to identify the natural persons with voting and/or dispositive power over the shares held by such entities. The Mutuelles AXA, as a group, control AXA, and AXA owns AXA Financial, Inc. Their addresses are: the Mutuelles AXA — 26, rue Drouot, 75009 Paris, France; AXA — 25, avenue Matignon, 75008 Paris, France; and AXA Financial — 1290 Avenue of the Americas, New York, New York 10104. Alliance Bernstein L.P. and AXA Equitable Life Insurance Company are subsidiaries of AXA Financial, Inc. and operate under independent management and make independent voting and investment decisions. The stock ownership of the Mutuelles AXA, AXA and AXA Financial, Inc., based on information supplied in the Schedule 13G, is provided in the following table. The number of common shares held by the Mutuelles AXA, AXA and AXA Financial, Inc. may have changed since the filing of the Schedule 13G.

	(i) Deemed to have Sole Power to Vote or to Direct the Vote	(ii) Deemed to have Shared Power to Vote or to Direct the Vote	(iii) Deemed to have Sole Power to Dispose or to Direct the Disposition	(iv) Deemed to have Shared Power to Dispose or to Direct the Disposition
The Mutuelles AXA, as a group	—	—	—	—
AXA	—	—	—	—
AXA Entity or Entities:
AXA Investment Managers Paris (France)	7,289	—	7,289	—
AXA Konzern AG (Germany)	720	—	720	—
AXA Rosenberg Investment Management LLC	25,490	—	66,618	—
AXA Framlington	90,000	—	90,000	—
AXA Financial, Inc.	0	—	0	—
Subsidiaries of AXA Financial, Inc.:
Alliance Bernstein L.P., an investment adviser.	18,626,091	—	23,388,494	—
AXA Equitable Life Insurance Company, an insurance company and investment adviser.	7,294	—	77,594	—

	18,756,884	—	23,630,715	—

[5]

Common stock and the percent of class listed as being beneficially owned by our named executive officers include presently vested equity, as follows: Mr. Schlotterbeck — 209,616 shares; Mr. Winstead — 50,676; Mr. Jain — 20,582 and Ms. Zilm — 7,947.

[6]

Common stock and the percent of class listed as being beneficially owned by the listed director includes presently vested equity, as follows: Mr. Francis — 26,302 shares; Mr. Losh — 138,778 shares; and Mr. O’Halleran — 36,312 shares.

[7]	Includes 975 shares of common stock held by Mr. Francis’ spouse for their daughter, and 3,500 shares held by a trust.
[8]	Includes 750 shares of common stock held in trust for the benefit of Mr. Losh’s daughters.
[9]	Includes 187 shares of common stock held by Mr. Schlotterbeck’s spouse.
[10]

Common stock and percent of class listed as being beneficially owned by all executive officers and listed director nominees as a group include presently vested equity with respect to an aggregate of 517,698 shares of common stock.

[11]

In connection with the spinoff, equity awards granted under Cardinal Health equity plans were adjusted as described above in the discussion of our “Historical Compensation of CareFusion Executive Officers during Fiscal 2009” under the heading “—Adjustments to Equity Awards in the CareFusion Separation.” As of the date of this Annual Report on Form 10-K, validation of these adjustments and of the resulting number of shares beneficially owned under these awards for the individuals identified remained ongoing. The amounts reported in the table above reflect the information currently available to the Company regarding post-spinoff beneficial ownership, subject to final validation of spin-off adjustments and any required reconciliation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures for Approval of Related Person Transactions

Our board of directors has adopted a written Related Person Transaction Policy and Procedures, which requires the approval or ratification by the Audit Committee of any transaction or series of transactions exceeding $120,000 in any calendar year, in which we are a participant and any related person has a direct or indirect material interest. Related persons include our directors, nominees for election as a director, persons controlling over 5% of our common stock and executive officers and the immediate family members of each of these individuals.

Once a transaction has been identified as requiring such approval, the Audit Committee will review all of the relevant facts and circumstances and approve or disapprove of the transaction. The Audit Committee will take into account such factors as it considers appropriate, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the extent of the related person’s interest in the transaction and whether the transaction would be likely to impair (or create an appearance of impairing) the judgment of a director or executive officer to act in the best interests of the company.

If advance Audit Committee approval of a transaction is not feasible, the transaction will be considered for ratification at the Audit Committee’s next regularly scheduled meeting. If a transaction relates to a director, that director will not participate in the Audit Committee’s deliberations. In addition, the Audit Committee Chairman may pre-approve or ratify any related person transactions in which the aggregate amount is expected to be less than $500,000.

Related Person Transactions

Since July 1, 2005, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant involving an amount exceeding $120,000, and in which any related person had or will have a direct or indirect material interest, except as described below.

Employment of Family Members.

The spouse of Mr. Winstead, our Chief Operating Officer, was employed as President, Integrated Provider Solutions of Cardinal Health until June 30, 2006. Her employment terminated pursuant to a severance agreement that, among other things, provided that she would receive severance payments until June 30, 2007 and fiscal 2006 bonus. She received payments of approximately $360,000 in fiscal 2006, $585,000 in fiscal 2007 and $6,000 in fiscal 2008.

Agreements with Cardinal Health.

For a discussion of certain agreements we entered into with Cardinal Health in connection with the separation, see “Our Relationships with Cardinal Health”.

Our Relationships with Cardinal Health

Prior to the spinoff, we and Cardinal Health entered into certain agreements that effected the separation, provided a framework for our relationship with Cardinal Health after the separation and provided for the allocation between us and Cardinal Health of Cardinal Health’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from Cardinal Health. The following is a summary of the terms of the material agreements that we entered into with Cardinal Health prior to the spinoff.

The material agreements described below are included in the exhibits to this Annual Report on Form 10-K, and the summaries of each of these agreements set forth the terms of the agreements that we believe are material. These summaries are qualified in their entireties by reference to the full text of the applicable agreements, which are incorporated herein by reference.

The Separation Agreement

The separation agreement sets forth, among other things, our agreements with Cardinal Health regarding the principal transactions that were necessary to separate us from Cardinal Health. It also sets forth other agreements that govern certain aspects of our ongoing relationship with Cardinal Health. We entered into the separation agreement on July 22, 2009.

Transfer of Assets and Assumption of Liabilities.    The separation agreement identified the assets related to the businesses and operations of Cardinal Health’s clinical and medical products businesses to be transferred, the related liabilities to be assumed and the contracts to be assigned to each of us and Cardinal Health as part of the separation of Cardinal Health into two companies, provided for when and how these transfers, assumptions and assignments would occur, and specified which party would bear the various corporate costs and expenses incurred.

Future Claims.    In general, each party to the separation agreement assumed liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and will indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters.

Releases.    Except as otherwise provided in the separation agreement or any other transaction agreements, each party released and forever discharged the other party and its respective subsidiaries and affiliates from all liabilities existing or arising from any acts or events occurring or failing to occur or alleged to have occurred or to have failed to occur or any conditions existing or alleged to have existed on or before the separation from Cardinal Health. The releases do not extend to obligations or liabilities under any agreements between the parties that remain in effect following the separation.

Indemnification.    In addition, the separation agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Cardinal Health’s business with Cardinal Health.

Legal Matters.    Each party to the separation agreement assumed the liability for, and control of, all pending and threatened legal matters related to its own business or its assumed or retained liabilities and will indemnify the other party for any liability arising out of or resulting from such assumed legal matters. In the event of any third-party claims that name both companies as defendants but that do not primarily relate to either our business or Cardinal Health’s business, each party agreed to cooperate with the other party to defend against such claims.

Insurance.    The separation agreement provides for the allocation among the parties of rights and obligations under insurance policies with respect to occurrences prior to the separation and sets forth procedures for the administration of insured claims. In addition, the separation agreement allocates between the parties the right to proceeds and the obligation to incur certain deductibles under certain insurance policies. The separation agreement also provides that Cardinal Health will obtain, subject to the terms of the agreement, certain directors and officers insurance policies to apply against certain pre-separation claims, if any.

The Distribution.    The separation agreement also governed the rights and obligations of the parties regarding the distribution, including our cash distribution to Cardinal Health and the distribution by Cardinal Health to its shareholders of shares or our issued and outstanding common stock. Cardinal Health also agreed to transfer all or a portion of the shares of our common stock that it retains following the separation to its creditors or debtholders no later than two years after the distribution date and/or dispose of all or a portion of such shares of our common stock in the open market, through privately negotiated transactions or otherwise, no later than five years after the distribution date.

Stockholder’s and Registration Rights Agreement

We and Cardinal Health entered into a stockholder’s and registration rights agreement pursuant to which we agreed that, upon the request of Cardinal Health, we will use our commercially reasonable efforts to effect the registration under applicable federal and state securities laws of any shares of our common stock retained by Cardinal Health. In addition, Cardinal Health agreed to vote any shares of our common stock that it retains immediately after the separation in proportion to the votes cast by our other stockholders. In connection with such agreement, Cardinal Health granted us a proxy to vote its shares of our common stock in such proportion. This proxy, however, will be automatically revoked as to a particular share upon any sale or transfer of such share from Cardinal Health to a person other than Cardinal Health, and neither the voting agreement nor proxy will limit or prohibit any such sale or transfer.

Transition Services Agreement

We and Cardinal Health entered into a transition services agreement in connection with the separation to provide each other, on a transitional basis, certain administrative, human resources and support services and other assistance consistent with the services provided by the parties to each other before the separation. The charges for the transition services generally are intended to allow the providing company to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses, generally without profit. The charges of each of the transition services will generally be based on either a pre-determined flat fee or an allocation of the cost incurred by the company providing the service, including certain fees and expenses of third-party service providers.

The services provided under the transition services agreement will terminate at various times specified in the agreement (generally ranging from 6 to 24 months after the completion of the separation, except for certain information technology related services), but the receiving party may terminate certain specified services by giving prior written notice to the provider of such services and paying any applicable termination charge.

Tax Matters Agreement

We and Cardinal Health entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.

The tax matters agreement also contains restrictions on our ability (and the ability of any member of our group) to take actions that could cause the contribution and the distribution to fail to qualify as a tax-free reorganization for U.S. federal income tax purposes, including entering into, approving or allowing any transaction that results in a sale or other disposition of a substantial portion of our assets or stock and the liquidation or dissolution of us and certain of our subsidiaries. These restrictions will apply for the two-year period after the distribution, unless we obtain a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes and such letter ruling or opinion, as the case may be, is reasonably acceptable to Cardinal Health. Notwithstanding receipt of such ruling or opinion, in the event that such action causes the distribution or certain related transactions to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, we will continue to remain responsible for taxes arising therefrom.

Employee Matters Agreement

We and Cardinal Health entered into an employee matters agreement that governs our compensation and employee benefit obligations with respect to our current and former employees. The employee matters agreement allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and related matters in connection with the separation, including, among other things, the treatment of outstanding Cardinal Health equity awards and equity-based awards, annual and long-term incentive awards, deferred compensation obligations, severance arrangements, retirement plans and welfare benefit obligations.

Employee Benefits.    The employee matters agreement provides that, from July 1, 2009 and following the separation, we generally will assume, retain and be liable for wages, salaries, incentive compensation and employee benefit obligations and liabilities for all employees of our business. Generally, employees of our business will continue to be employed by us following the separation. If our employees are terminated in connection with the separation, prior to, on, or within 18 months following the distribution date, such individuals may be entitled to receive certain severance payments from us.

The employee matters agreement provides that, as of July 1, 2009, our current employees ceased participating in the Cardinal Health short-term cash bonus plans. Cardinal Health will retain responsibility to fund bonuses for our current employees for the fiscal year ending June 30, 2009 under such plans. We have adopted short-term cash bonus plans for our current employees for periods beginning on or after July 1, 2009. We will be solely responsible for funding, paying and discharging any obligations under our short-term cash bonus plans.

With respect to the long-term cash incentives, the agreement provided for the termination by Cardinal Health of the Cardinal Health Long-Term Incentive Cash Programs for Fiscal Years 2008-2010 and 2009-2011 as of the distribution date and the payment of any awards thereunder to the participants, including our employees, as of the distribution date.

Equity and Equity Based Compensation Awards.    The employee matters agreement provided the mechanics for the conversion and adjustment on the distribution date of equity awards (including stock options, stock appreciation rights, restricted shares, and restricted share units) granted under Cardinal Health’s equity compensation programs into awards based on Cardinal Health common shares and/or our common stock, as applicable. For purposes of the vesting of the new equity awards, continued employment or service with Cardinal Health or with us was treated as continued employment for purposes of both Cardinal Health’s and our equity awards.

Each Cardinal Health stock option granted on or prior to September 26, 2007 was converted into an adjusted Cardinal Health stock option and a CareFusion stock option. The exercise prices of the CareFusion stock option and the adjusted Cardinal Health stock option and the number of shares subject to each such stock option reflected a mechanism that was intended to preserve the intrinsic value of the original Cardinal Health stock option. A Cardinal Health stock option granted after September 26, 2007 to current or former employees of the Cardinal Health business or to directors of Cardinal Health will continue to be exercisable only for Cardinal Health common shares and was adjusted in a manner intended to preserve the intrinsic value of such stock option. A Cardinal Health stock option granted after September 26, 2007 to our employees or directors was replaced with a CareFusion stock option, subject to an adjustment mechanism intended to preserve the intrinsic value of such stock option. The resulting Cardinal Health stock options and CareFusion stock options are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the Cardinal Health stock option immediately prior to the distribution.

A holder of Cardinal Health restricted shares granted on or prior to September 26, 2007 received 0.5 restricted shares of our common stock in respect of each of such holder’s Cardinal Health restricted shares. The underlying Cardinal Health restricted shares will remain outstanding and unadjusted. Cardinal Health restricted shares granted after September 26, 2007 to current or former employees of the Cardinal Health business were cancelled and replaced as of the distribution date with newly issued Cardinal Health restricted shares. Such newly issued Cardinal Health restricted shares were determined in a manner that is intended to preserve the fair market value of the cancelled awards and the holders of such Cardinal Health restricted shares received none of our common stock with respect to such restricted shares. Cardinal Health restricted shares granted after September 26, 2007 to our employees were cancelled and replaced as of the distribution date with restricted shares of our common stock in a manner that is intended to preserve the fair market value of the cancelled awards. The Cardinal Health restricted shares and the CareFusion restricted shares are subject to substantially the same terms (including entitlement to any cash dividends, accrued but unpaid at the distribution date), vesting conditions and other restrictions, if any, that were applicable to the cancelled Cardinal Health restricted shares.

Following the separation, if any Cardinal Health restricted shares that are held by one of our employees fail to become vested, such Cardinal Health restricted shares will be forfeited to Cardinal Health and if any CareFusion restricted shares that are held by an employee of the Cardinal Health business fail to become vested, such CareFusion restricted shares will be forfeited to us.

A holder of Cardinal Health restricted share units granted prior to September 26, 2007 or granted in connection with the announcement of plans for the separation, or issued in exchange for an option initially granted prior to September 26, 2007, received, in connection with the separation, CareFusion restricted stock units representing the right to receive 0.5 shares of our common stock for each Cardinal Health common share subject to the award. The underlying Cardinal Health restricted share units will remain in effect unadjusted. An employee of the Cardinal Health business or a director of Cardinal Health who holds Cardinal Health restricted share units, other than those described in the first sentence of this paragraph, did not receive any CareFusion restricted stock units in connection with the separation, but such Cardinal Health restricted share units were adjusted in a manner intended to preserve the fair market value of such awards. Cardinal Health restricted share units, other than those described in the first sentence of this paragraph, granted to our employees or our directors were replaced with a number of CareFusion restricted stock units intended to preserve the fair market value of the awards. The adjusted Cardinal Health restricted share units or the replacement CareFusion restricted stock units that a holder received in connection with the distribution are subject to substantially the same terms (including entitlement to any cash dividend equivalents, accrued but unpaid at the distribution date), vesting conditions and other restrictions, if any, that were applicable to the Cardinal Health restricted share units prior to the distribution.

Intellectual Property Agreements

We entered into a master intellectual property license agreement with Cardinal Health pursuant to which each party granted a royalty-free, worldwide, non-exclusive, perpetual, irrevocable license under the intellectual property and technology owned by it as a result of the separation (other than the intellectual property and technology licensed under the agreements described below) to the other for use in the conduct of the other’s business as of the separation. Each party will own any improvements it makes to the other’s intellectual property and technology and any such improvements made during the one year period following the separation will be licensed to the other under the licenses described above. Neither party will be able to grant sublicenses except to such party’s consultants and contractors performing services for such party and, with respect to software, to end users and customers of such party’s products and services. The initial term of the master intellectual property license agreement will continue for 10 years, after which the agreement will automatically renew for successive renewal terms of 10 years each. The master intellectual property license agreement may only be terminated upon the mutual agreement of the parties.

We entered into a transitional trademark license agreement pursuant to which Cardinal Health and Cardinal Health Technologies granted us a royalty-free, worldwide, non-exclusive, non-transferable, fully paid-uplicense to use certain of their trademarks, trade names and service marks used in our business as of the separation, or licensed marks, or to allow us sufficient time to (a) rebrand and phase out of use of the licensed marks and (b) transfer or change any product registrations or regulatory approvals (or applications for either of the foregoing) that are under the name of Cardinal Health or any of its affiliates to our new corporate name. We will not be able to grant sublicenses of the licensed marks, except to our distributors in connection with their distribution of certain of our products and services. We will be required to cease all use of the licensed marks within 18 months after the effective date of the transitional trademark license agreement, except that, in certain specified situations that may require a longer phase out period, we will have up to three years to cease using the licensed marks. Cardinal Health and Cardinal Health Technologies will be able to terminate the transitional trademark license agreement in the event of an uncured material breach of the agreement by us or if we commence, or have commenced against us, proceedings under bankruptcy or similar laws, make a general assignment for the benefit of creditors or completely cease our operations, liquidate or dissolve.

Commercial Agreements

License Agreements.    Cardinal Health also granted us a royalty-free, worldwide, non-exclusive, perpetual, irrevocable license to certain design specifications and to any patent issued to Cardinal Health under its current patent application for its remote pharmacy order processing system for use by us in our PyxisConnect product line. The term of this agreement will continue until the expiration of any patent issued under Cardinal Health’s current patent application, but the license to the design specifications will continue after such termination. Neither party has the right to terminate this agreement.

In addition, Cardinal Health granted us an exclusive license, under certain patents and trademarks, to make (worldwide) and sell (outside of North America and Puerto Rico or any country where Cardinal Health has a distribution relationship with a third party with respect to certain of its medical products) certain medical products under specified brands for a period of two years. Cardinal Health also granted us a non-exclusive license, under such patents and trademarks and for a period of two years, to make and sell such medical products in other countries where Cardinal Health has a non-exclusive distribution relationship with a third party with respect to such products. The parties may negotiate to extend the term of this agreement. Either party may terminate this agreement in the event of an uncured material breach of this agreement by the other. Cardinal Health may also terminate this agreement if we do not display at least one of the licensed trademarks on at least 90% of our single sterile non-woven products.

Distribution/Supply Agreements.    Cardinal Health agreed to provide or distribute products (and related services), on both an exclusive and non-exclusive basis, under various distribution/supply agreements with us and vice versa, pursuant to which one party will supply certain products to the other party for distribution by the other party in certain geographic locations (both domestic and international) or for use by the other party as a component of its own products. These agreements cover a range of products, such as gloves, fluid management products, respiratory supplies, skin prep products, infusion consumable and disposables and surgical instruments, products for use in Presource custom and standard procedure kits and drapes. These agreements have terms ranging from 12 months to five years and payments thereunder will be determined at arm’s length based on fair market value.

Miscellaneous Agreements.    We entered into various agreements with Cardinal Health for certain specified services relating to (a) the development by us of barcode scanning for pre-filled syringes being developed by Cardinal Health for use in connection with infusion pumps; (b) the provision of gamma sterilization services and warehouse and logistic services by Cardinal Health to us; (c) the manufacture, packaging and provision of related services by Cardinal Health with respect to various surgical procedure kits using our products; (d) referral by Cardinal Health of our products to its customers; and (e) service and ongoing service maintenance for the CardinalASSIST and Valuelink programs owned by Cardinal Health and used by us in our dispensing business. These agreements have terms ranging from 12 months to three years, and payments will be determined at arm’s length based on fair market value.

Director Independence

Our board of directors has established categorical standards to assist it in making its determination of director independence. As embodied in our Corporate Governance Guidelines, under standards that the board has adopted to assist it in assessing independence, the board defines an “independent director” to be a director who:

•	is not and has not been during the last three years an employee of, and whose immediate family member is not and has not been during the last three years an executive officer of, the company

(provided, however, that, in accordance with NYSE listing standards, service as an interim executive officer, by itself, does not disqualify a director from being considered independent under this test following the conclusion of that service);

•

has not received, and whose immediate family member has not received other than for service as an employee (who is not an executive officer), more than $120,000 in direct compensation from the company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), in any 12-month period during the last three years (provided however, that, in accordance with NYSE listing standards, compensation received by a director for former service as an interim executive officer need not be considered in determining independence under this test);

•

(a) is not a current partner or employee of a firm that is our internal or external auditor; (b) does not have an immediate family member who is a current partner of our internal or external auditor; and (c) is not and was not during the last three years, and whose immediate family member is not and was not during the last three years, a partner or employee of our internal or external auditor who personally worked on our audit within that time;

•

is not and has not been during the last three years employed, and whose immediate family member is not and has not been during the last three years employed, as an executive officer of another company during a time when any of our present executive officers serve on that other company’s compensation committee;

•

is not, and whose immediate family member is not, serving as a paid consultant or advisor to the company or to any of our executive officers, or a party to a personal services contract with the company or with any of our executive officers;

•

is not a current employee of, and whose immediate family member is not a current executive officer of, a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues;

•

is not, and whose immediate family member is not, an executive officer of a non-profit or other tax-exempt organization to which we have made contributions during the past three years that, in any single fiscal year, exceeded the greater of $1 million or 2% of the organization’s consolidated gross revenues (amounts that we contribute under matching gift programs are not included in the contributions calculated for purposes of this standard); and

•	has no other material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

Our board of directors assesses on a regular basis, and at least annually, the independence of our directors and, based on the recommendation of the Nominating and Governance Committee, makes a determination as to which members are independent. References to “us”, “we” or “the company” above would include any subsidiary in a consolidated group with CareFusion Corporation. The terms “immediate family member” and “executive officer” above are expected to have the same meaning specified for such terms in the NYSE listing standards.

The Board has determined that each of Messrs. Francis, Friel, Losh, Lucier, O’Halleran and Wayman and Drs. Kosecoff and Miller is independent under the listing standards of the NYSE and our Corporate Governance Guidelines.

Business Relationships with Entities Related to a Director.

In determining whether the directors listed above are independent, the Nominating and Governance Committee and our board of directors considered transactions, relationships and arrangements between Cardinal Health and/or CareFusion Corporation and entities affiliated with each of the directors. The board of directors determined that these transactions, relationships and arrangements complied with the categorical standards listed above and that none conflict with the interests of the company or would impair the relevant director’s independence or judgment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed by Ernst & Young, LLP for the fiscal years ended June 30, 2009 and 2008 related to CareFusion’s audit services, audit-related services, tax services and other services, including our separation from Cardinal Health, were approved by the Audit Committee of Cardinal Health and paid by Cardinal Health. The following table sets forth the fees billed by Ernst & Young, LLP related to services performed for CareFusion in fiscal years ended June 30, 2009 and June 30, 2008:

	2009	2008
Audit Fees	$2,738,889	$2,708,331
Audit-Related Fees	335,811	141,919
Tax Fees	584,311	1,774,863
All Other Fees	226,017	199,290

Total	$3,885,028	$4,824,403

In the above table, in accordance with applicable SEC rules, “Audit fees” includes: (a) fees billed for professional services from the audit of the combined and consolidated financial statements included in this Form 10-K, and (b) fees billed for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements. As fees were not billed separately to CareFusion for the services set forth above, the amounts included in the table reflect the allocation, as reasonably determined by management, of fees to CareFusion based on the work performed by Ernst & Young, LLP. The amounts set forth in the above table do not necessarily reflect the fees that would have been billed to us as a separate, publicly-traded company during the periods presented or fees that will be billed to us in the future.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted an Audit and Non-Audit Services Compliance Policy which requires the pre-approval of all audit and permissible non-audit related services to be performed by our independent registered public accounting firm. The Audit Committee is also required to pre-approve the estimated fees for such services, as well as any subsequent changes to the terms of the engagement. The Audit Committee has delegated the authority to the chair of the Audit Committee to pre-approve projects up to $250,000. The Audit Committee chair is required to report to the Audit Committee at the following Audit Committee meeting any such services approved by the chair under such delegation. The Audit Committee will only approve those services that would not impair the independence of the independent registered public accounting firm and which are consistent with the rules of the SEC and the Public Company Accounting Oversight Board.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1)	Page No.
Combined Financial Statements:
Report of Independent Registered Public Accounting Firm	61
Combined Statements of Income for the Fiscal Years Ended June 30, 2009, 2008 and 2007	62
Combined Balance Sheets at June 30, 2009 and 2008	63
Combined Statements of Parent Company Equity for the Fiscal Years Ended June 30, 2009, 2008 and 2007	64
Combined Statements of Cash Flows for the Fiscal Years Ended June 30, 2009, 2008 and 2007	65
Notes to Combined Financial Statements	66

(a)(2) The following Supplemental Schedule is included in this report:

Financial Statement Schedule:	Page No.
Schedule II — Valuation and Qualifying Accounts	178

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Combined Financial Statements or in notes thereto.

(a)(3) See Subsection (b) below.

(b)	Exhibits

Exhibit Number	Description of Exhibits

2.1	Separation Agreement, dated July 22, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).†

3.1	Amended and Restated Certificate of Incorporation of CareFusion Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161611).

3.2	Amended and Restated By-Laws of CareFusion Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161611).

4.1	Stockholder’s and Registration Rights Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

4.2

Registration Rights Agreement, dated July 21, 2009, among CareFusion Corporation, Deutsche

Bank Securities Inc., Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference to

Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

4.3

Indenture, dated July 21, 2009, between CareFusion Corporation and Deutsche Bank

Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to Cardinal Health’s

Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

Exhibit Number	Description of Exhibits

4.4

Supplemental Indenture, dated July 21, 2009, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to Cardinal Health’s

Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

10.1	Transition Services Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.2	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.3	Employee Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.4	Form of Indemnification Agreement between CareFusion Corporation and individual directors (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on June 26, 2009, File No. 1-34273).

10.5	Form of Indemnification Agreement between CareFusion Corporation and individual officers (incorporated by reference to Exhibit 10.6 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on June 26, 2009, File No. 1-34273).

10.6	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373). #

10.7	First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373). #

10.8	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008) (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373 (the “Cardinal Health September 2008 10-Q”)). #

10.9	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grant made to executive officer in January 2006) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, File No. 1-11373 (the “Cardinal Health December 2005 10-Q”)). #

10.10	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373 (the “Cardinal Health August 2006 8-K”)). #

10.11	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August and September 2007) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373 (the “Cardinal Health August 2007 8-K”)). #

10.12	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2008) (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373 (the “Cardinal Health December 2007 10-Q)). #

Exhibit Number	Description of Exhibits

10.13	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grant made to executive officer in July 2006) (incorporated by reference to Exhibit 10.04 to the Cardinal December 2005 10-Q). #

10.14	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grant made to executive officer in August 2006) (incorporated by reference to Exhibit 10.06 to the Cardinal Health August 2006 8-K). #

10.15	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August and September 2007) (incorporated by reference to Exhibit 10.3 to the Cardinal Health August 2007 8-K). #

10.16	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2008) (incorporated by reference to Exhibit 10.2 to the Cardinal Health December 2007 10-Q). #

10.17	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for Restricted Share Unit grants to be made in connection with the planned separation of CareFusion Corporation (grant made to executive officer in October 2008) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 29, 2008, File No. 1-11373). #

10.18	Form of Restricted Share Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grant made to executive officer in January 2006) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.19	Form of Restricted Share Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.20	Form of Restricted Share Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2007) (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.21	Form of Restricted Share Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2008) (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.22	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1.10 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373) (the “Cardinal Health 2007 10-K”). #

10.23	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on November 6, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Cardinal Health December 2007 10-Q). #

Exhibit Number	Description of Exhibits

10.24	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on September 26, 2008 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373) (the “Cardinal Health September 2008 10-Q”). #

10.25	Cardinal Health, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99 to Cardinal Health’s Registration Statement on Form S-8 filed on November 16, 1995, No. 33-64337, Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-11373, Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-11373, and Exhibit 4(b) to Cardinal Health’s Registration Statement on Form S-8 filed on February 22, 1999, No. 333-72727). #

10.26	Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373). #

10.27	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on May 7, 2002 amending the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.3 to the Cardinal Health 2007 10-K). #

10.28	Third Amendment to the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.4 to the Cardinal Health 2007 10-K). #

10.29	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in November 2000) (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 1-11373). #

10.30	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in November 2001) (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373). #

10.31	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in November 2002) (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373). #

10.32	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for California residents (grants made to executive officers in August 2004) (incorporated by reference to Exhibit 10.23 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373). #

10.33	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.17 to the Cardinal Health 2007 10-K). #

10.34	Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.52 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373). #

Exhibit Number	Description of Exhibits

10.35	Second Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4.2 to the Cardinal Health 2007 10-K). #

10.36	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (grants made to executive officer in November 2003) (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.37	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (grant made to executive officer in May 2004) (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.38	Retention Agreement, dated as of August 31, 2004, between ALARIS Medical Systems, Inc. and David L. Schlotterbeck (incorporated by reference to Exhibit 10.36 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373). #

10.39	First Amendment to the Retention Agreement between ALARIS Medical Systems, Inc. and David L. Schlotterbeck, dated and effective as of November 2, 2005 (incorporated by reference to Exhibit 10.06 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373). #

10.40	Second Amendment to Retention Agreement between CareFusion 303, Inc (f/k/a ALARIS Medical Systems, Inc. or Cardinal Health 303, Inc.) and David L. Schlotterbeck, effective November 26, 2007 (incorporated by reference to Exhibit 10.8 to the Cardinal Health December 2007 10-Q). #

10.41	Form of Aircraft Time Sharing Agreement between Cardinal Health, Inc. and David L. Schlotterbeck (incorporated by reference to Exhibit 10.6 to the Cardinal Health September 2008 10-Q). #

10.42	Employment Agreement, dated as of August 23, 2004, between Cardinal Health, Inc. and Dwight Winstead (incorporated by reference to Exhibit 10.43 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.43	First Amendment to Employment Agreement, dated as of October 11, 2005, between Cardinal Health, Inc. and Dwight Winstead (incorporated by reference to Exhibit 10.44 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.44	Second Amendment to Employment Agreement, dated as of November 19, 2007, between Cardinal Health, Inc. and Dwight Winstead (incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.45	Restricted Share Units Agreement, dated December 31, 2001, between Cardinal Health, Inc. and Dwight Winstead (incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.46	Restricted Share Units Agreement, dated May 17, 2004, between Cardinal Health, Inc. and Dwight Winstead (incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.47	Amendment No. 1 to Restricted Shares Units Agreement, dated as of November 19, 2007, between Cardinal Health, Inc. and Dwight Winstead (incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.48	Letter Agreement, dated June 14, 2007, and Confidentiality and Business Protection Agreement, effective as of June 18, 2007, between Cardinal Health, Inc. and Vivek Jain (incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

Exhibit Number	Description of Exhibits

10.49	Letter Agreement, dated November 18, 2008, between Cardinal Health, Inc. and Vivek Jain (incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273). #

10.50	Offer Letter dated May 11, 2009, and Confidentiality and Business Protection Agreement, effective as of May 26, 2009, between Cardinal Health, Inc., CareFusion Corporation and Edward J. Borkowski (incorporated by reference to Exhibit 10.51 of Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on May 14, 2009, File No. 1-34273). #

10.51	Employment Agreement, dated August 31, 2009, between CareFusion Corporation and David L. Schlotterbeck, including forms of Retention Award Agreements for Nonqualified Stock Options and Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009, File No. 1-34273). #

10.52	Form of Executive Officer Offer Letter. # *

10.53	Form of Director Offer Letter. # *

10.54	Three Year Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K dated July 6, 2009, File No. 1-34273).

10.55	364-Day Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K dated July 6, 2009, File No. 1-34273).

10.56	Bridge Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and joint book managers, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K dated July 6, 2009, File No. 1-34273).

10.57	Purchase Agreement, dated July 14, 2009, among CareFusion Corporation, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

10.58	CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161615). #

10.59	Form of Nonqualified Stock Option Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company. # *

10.60	Form of Performance Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company. # *

10.61	Form of Restricted Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company. # *

10.62	Form of Restricted Stock Units Agreement for Directors under the CareFusion Corporation 2009 Long-Term Incentive Plan. # *

Exhibit Number	Description of Exhibits

10.63	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation). # *

10.64	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation). # *

10.65	Form of terms and conditions applicable to restricted shares under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation). # *

10.66	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation).*

10.67	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation). # *

10.68	Form of terms and conditions applicable to restricted shares under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation). # *

10.69	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for directors of Cardinal Health, Inc. (adjusted in connection with the separation). # *

10.70	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for directors of Cardinal Health, Inc. (adjusted in connection with the separation). # *

10.71	CareFusion Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161611). #

10.72	CareFusion Corporation Management Incentive Plan. # *

10.73	CareFusion Corporation Executive Change in Control Severance Plan. # *

21.1	Subsidiaries of CareFusion Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350. *

99.1	Amended Consent Decree for Condemnation and Permanent Injunction (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273).

99.2	Statement Regarding Forward-Looking Information *

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	The schedules and exhibits to the Separation Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission supplementally upon request.

(c) Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description
II	Valuation and Qualifying Accounts

CAREFUSION CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts[1,2]	Deductions[3]	Balance at End of Period
Fiscal Year 2009:
Accounts Receivable	$22	$11	$(2)	$(9)	$22
Inventory Reserve	51	21	(1)	(21)	50
Net Investment in Sales-Type Leases	6	1	—	—	7

	$79	$33	$(3)	$(30)	$79

Fiscal Year 2008:
Accounts Receivable	$20	$7	$1	$(6)	$22
Inventory Reserve	61	19	1	(30)	51
Net Investment in Sales-Type Leases	5	—	—	1	6

	$86	$26	$2	$(35)	$79

Fiscal Year 2007:
Accounts Receivable	$13	$—	$6	$1	$20
Inventory Reserve	58	12	13	(22)	61
Net Investment in Sales-Type Leases	6	(1)	—	—	5

	$77	$11	$19	$(21)	$86

[1]	During fiscal 2008 and 2007 recoveries of amounts provided for or written off in prior years were $1 million and $(1) million, respectively.
[2]	In fiscal 2007 $6 million relates to the beginning balance for acquisitions accounted for as purchase transactions.
[3]	Write-off of uncollectible accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 2009.

CAREFUSION CORPORATION

By:	/s/ David L Schlotterbeck
David L. Schlotterbeck, Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward J. Borkowski and Joan B. Stafslien, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Schlotterbeck David L. Schlotterbeck	Chairman and Chief Executive Officer and Director (principal executive officer)	September 15, 2009

/s/ Edward J. Borkowski Edward J. Borkowski	Chief Financial Officer (principal financial officer)	September 15, 2009

/s/ Jean Maschal Jean Maschal	Vice President and Chief Accounting Officer (principal accounting officer)	September 15, 2009

/s/ Philip L. Francis Philip L. Francis	Director	September 15, 2009

/s/ Robert F. Friel Robert F. Friel	Director	September 15, 2009

/s/ Jacqueline B. Kosecoff, Ph.D Jacqueline B. Kosecoff, Ph.D	Director	September 15, 2009

/s/ J. Michael Losh J. Michael Losh	Presiding Director	September 15, 2009

/s/ Gregory T. Lucier Gregory T. Lucier	Director	September 15, 2009

/s/ Edward D. Miller, M.D. Edward D. Miller, M.D.	Director	September 15, 2009

/s/ Michael D. O’Halleran Michael D. O’Halleran	Director	September 15, 2009

/s/ Robert P. Wayman Robert P. Wayman	Director	September 15, 2009