Form 10-Q
period 2009-09-30
CareFusion Corp
filed 2009-11-13
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34273

CareFusion Corporation

(Exact name of Registrant as specified in its charter)

Delaware	26-4123274
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3750 Torrey View Court San Diego, CA 92130 Telephone: (858) 617-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares as of the registrant’s common stock, as of November 2, 2009 was 221,384,194.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference ) include “forward-looking statements” based on current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “will,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Quarterly Report on Form 10-Q under “Item 1A – Risk Factors”. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(unaudited)

	Quarters Ended September 30,
(in millions, except per share amounts)	2009	2008
Revenue	$923	$915
Cost of Products Sold	472	478

Gross Margin	451	437

Selling, General and Administrative Expenses	297	280
Research and Development Expenses	36	37
Restructuring and Acquisition Integration Charges	1	30

Operating Income	117	90

Interest Expense and Other, Net	42	32

Income Before Income Tax	75	58
Provision for Income Tax	20	28

Income from Continuing Operations	55	30
Income from Discontinued Operations, Net of Tax	26	83

Net Income	$81	$113

PER SHARE AMOUNTS:

Basic Earnings per Common Share:
Continuing Operations	$0.25	$0.14
Discontinued Operations	$0.12	$0.38
Basic Earnings per Common Share	$0.37	$0.51

Diluted Earnings per Common Share:
Continuing Operations	$0.25	$0.14
Discontinued Operations	$0.12	$0.38
Diluted Earnings per Common Share	$0.37	$0.51

Weighted-Average Number of Common Shares Outstanding
Basic	220.6	220.5
Diluted	221.2	220.5

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

(unaudited)

(in millions, except per share amounts)	September 30, 2009	June 30, 2009
ASSETS
Current Assets:
Cash and Equivalents	$797	$626
Trade Receivables, Net	547	473
Current Portion of Net Investment in Sales-Type Leases	386	391
Inventories, Net	486	429
Prepaid Expenses and Other	94	62
Current Assets of Discontinued Operations	28	409

Total Current Assets	2,338	2,390

Property and Equipment, Net	418	396
Net Investment in Sales-Type Leases, Less Current Portion	927	919
Goodwill	2,902	2,903
Intangible Assets, Net	881	896
Other Assets	104	57
Non-Current Assets of Discontinued Operations	—	788

Total Assets	$7,570	$8,349

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings, Including Debt Allocated from Parent of $129 at June 30, 2009	$2	$130
Accounts Payable	220	100
Other Accrued Liabilities	432	412
Current Liabilities of Discontinued Operations	8	120

Total Current Liabilities	662	762

Long-Term Obligations, Less Current Portion, Including Debt Allocated from Parent of $1,152 at June 30, 2009	1,391	1,159
Deferred Income Tax and Other Liabilities	882	863
Non-Current Liabilities of Discontinued Operations	—	114

Total Liabilities	2,935	2,898

Commitments and Contingencies

Stockholders’ Equity or Parent Company Investment:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding – None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding – 221.3 at September 30, 2009	2	—
Additional Paid-in Capital	4,664	—
Retained Earnings	8	—
Parent Company Investment	—	5,506
Accumulated Other Comprehensive Loss	(39)	(55)

Total Stockholders’ Equity or Parent Company Investment	4,635	5,451

Total Liabilities and Stockholders’ Equity or Parent Company Investment	$7,570	$8,349

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in millions)	Common Stock		Parent Company	Additional Paid-In	Retained	Accumulated Other	Total
	Shares	Amount	Investment	Capital	Earnings	Comprehensive Loss	Equity
Balances at July 1, 2009	—	$—	$5,506	$—	$—	$(55)	$5,451
Net Income from July 1, 2009 to August 31, 2009	—	—	73	—	—	—	73
Net Transfers to Parent	—	—	1,453	—	—	—	1,453
Businesses Retained by Cardinal Health	—	—	(1,006)	—	—	26	(980)
Dividend to Cardinal Health	—	—	(1,374)	—	—	—	(1,374)
Conversion of Net Investment in CareFusion into Capital	221.2	2	(4,652)	4,650	—	—	—
Net Income from September 1, 2009 to September 30, 2009	—	—	—	—	8	—	8
Stock Option Exercises	0.1	—	—	1	—	—	1
Share-based Compensation	—	—	—	13	—	—	13
Foreign Currency Translation Adjustments	—	—	—	—	—	(10)	(10)

Balances at September 30, 2009	221.3	$2	$—	$4,664	$8	$(39)	$4,635

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarters Ended September 30,
(in millions)	2009	2008
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$626	$480

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$157	$127

Cash Flows from Operating Activities:
Net Income	81	113
Income from Discontinued Operations	26	83

Income from Continuing Operations	55	30

Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	41	39
Other Non-Cash Items	66	6
Change in Operating Assets and Liabilities:
(Increase)/Decrease in Trade Receivables	(54)	74
Increase in Inventories	(32)	(32)
Increase in Net Investment in Sales-Type Leases	(2)	(21)
Increase in Accounts Payable	64	10
Other Accrued Liabilities and Operating Items, Net	22	(44)

Net Cash Provided by Operating Activities – Continuing Operations	160	62
Net Cash (Used in)/Provided by Operating Activities – Discontinued Operations	(2)	88

Net Cash Provided by Operating Activities	158	150

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities – Continuing Operations	(21)	(27)
Net Cash Used in Investing Activities – Discontinued Operations	(1)	(3)

Net Cash Used in Investing Activities	(22)	(30)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	1,377	—
Bridge Facility Fees and Debt Issuance Costs	(29)	—
Dividend Payment to Cardinal Health	(1,374)	—
Net Cash Transfer from/(to) Cardinal Health	46	(208)
Other Financing Activities	(2)	(2)

Net Cash Provided by/(Used in) Financing Activities – Continuing Operations	18	(210)
Net Cash Used in Financing Activities – Discontinued Operations	(154)	(133)

Net Cash Used in Financing Activities	(136)	(343)

Effect of Exchange Rate Changes on Cash – Continuing Operations	14	(25)
Effect of Exchange Rate Changes on Cash – Discontinued Operations	—	(1)

Net Effect of Exchange Rate on Cash	14	(26)

Net Increase/(Decrease) in Cash and Equivalents – Continuing Operations	171	(200)
Net Decrease in Cash and Equivalents – Discontinued Operations	(157)	(49)

Cash and Cash Equivalents at September 30, Attributable to Continuing Operations	$797	$280

Cash and Cash Equivalents at September 30, Attributable to Discontinued Operations	$—	$78

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

General. References in these notes to the consolidated and combined financial statements to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our,” “the company” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in notes to the consolidated and combined financial statements to “Cardinal Health” refer to Cardinal Health, Inc., an Ohio corporation, and its consolidated subsidiaries.

The consolidated and combined financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the consolidated and combined financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The combined balance sheet at June 30, 2009 has been derived from the audited combined financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for our fiscal year ended June 30, 2009, filed with the SEC on Form 8-K on November 13, 2009 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, November 13, 2009, which is the date the financial statements contained herein were filed with the SEC.

Separation from Cardinal Health, Inc. On September 29, 2008, Cardinal Health announced that it intended to separate its clinical and medical products businesses from the remainder of its businesses through a pro rata distribution of common stock of an entity holding the assets and liabilities associated with the clinical and medical products businesses. CareFusion Corporation was incorporated in Delaware on January 14, 2009 for the purpose of holding such businesses. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, CareFusion distributed a cash dividend in the amount of $1.374 billion to Cardinal Health, and Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us, and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders (“the distribution”), based on a distribution ratio of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As a condition to the separation, Cardinal Health is required to dispose of the remaining 19% of our common stock within five years of the distribution date.

Basis of Presentation. The consolidated and combined financial statements reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. market that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff, and are presented in these financial statements as discontinued operations. Our consolidated and combined financial statements do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods prior to the spinoff from Cardinal Health.

New Accounting Pronouncements (Adopted during Fiscal Year 2010)

SFAS No. 168. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Under the new ASC, SFAS No. 168 is referred to as ASC 105 – Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 in the first quarter of fiscal year 2010; this adoption did not have any impact on our financial condition, results of operations or cash flows.

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision of SFAS No. 141, and codified as ASC 805 – Business Combinations (“ASC 805”). In general, ASC 805 expands the definition of a business and transactions that are accounted for as business combinations. In addition, ASC 805 generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. ASC 805 is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. We adopted ASC 805 in the first quarter of fiscal year 2010; this adoption did not have any impact on our financial condition, results of operations or cash flows.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, and codified as ASC 810 – Consolidations (“ASC 810”). In general, ASC 810 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statements of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. ASC 810 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 810 in the first quarter of fiscal year 2010; this adoption did not have any impact on our financial condition, results of operations or cash flows.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and codified as ASC 820 – Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements.

ASC 820 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of ASC 820 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted ASC 820 for financial assets and liabilities in the first quarter of fiscal year 2009, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows. We adopted the provisions for nonfinancial assets and liabilities in the first quarter of fiscal year 2010; this adoption did not have any impact on our financial condition, results of operations or cash flows.

ASU 2009-13. In October 2009, the Emerging Issues Task Force (“EITF”) issued Accounting Standard Update (“ASU”) 2009-13 – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends ASC 605-25 – Revenue Recognition – Multiple-Element Arrangements. The update replaces the concept of allocating revenue consideration amongst deliverables in a multi-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. We will adopt the amendment provisions of ASU 2009-13 in the first quarter of fiscal year 2011. We are in the process of determining the effect, if any, the adoption of ASU 2009-13 will have on our financial condition, results of operations and cash flows.

ASU 2009-14. In October 2009, the EITF issued ASU 2009-14 – Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605 – Revenue Recognition – Software. ASU 2009-14 changes the accounting model in revenue arrangements for products which include both tangible and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. We will adopt the amendment provisions of ASU 2009-14 in the first quarter of fiscal year 2011. We are in the process of determining the effect, if any, the adoption of ASU 2009-14 will have on our financial condition, results of operations and cash flows.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. DISCONTINUED OPERATIONS

Spinoff From Cardinal Health

On August 31, 2009, we completed the spinoff from Cardinal Health. In connection with the spinoff, CareFusion paid a cash dividend of $1.374 billion to Cardinal Health, and Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us, and retained certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us and, prior to the spinoff, were part of the clinical and medical products businesses of Cardinal Health. The businesses retained by Cardinal Health are presented within these financial statements, effective with the spinoff date of August 31, 2009, as discontinued operations.

Audiology Business

During the first quarter of fiscal year 2010, management committed to a plan to dispose of its Audiology business which produces and markets hearing diagnostic equipment. As a result of being held for sale, the assets of the Audiology business were written down to fair value less costs to sell, resulting in an impairment charge of $7 million. The sale of the Audiology business was completed on October 1, 2009. Terms of the sale provide for adjustments in the final purchase price for a period of time subsequent to the closing.

Summarized selected financial information for the businesses retained by Cardinal Health and the Audiology business for the quarters ended September 30, 2009 and 2008 is as follows:

	Quarters Ended September 30,
(in millions)	2009	2008
Revenue	$165	$226
Operating Income	$37	$52
Impairment of the Audiology business	$7	$—
Income Before Income Tax	$59	$105
Provision for Income Tax	$33	$22
Income from Discontinued Operations, Net of Tax	$26	$83

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

The assets and liabilities of discontinued operations are stated separately as of September 30, 2009, and June 30, 2009, in the consolidated and combined balance sheets and are comprised of the following items:

(in millions)	September 30, 2009	June 30, 2009
ASSETS
Current Assets:
Cash and Equivalents	$—	$157
Trade Receivables, Net	—	79
Inventories, Net	3	134
Other Assets	25	39

Current Assets of Discontinued Operations	28	409

Property and Equipment, Net	—	178
Goodwill	—	585
Other Assets	—	25

Total Assets of Discontinued Operations	$28	$1,197

LIABILITIES
Current Liabilities:
Accounts Payable	$—	$54
Other Liabilities	8	66

Current Liabilities of Discontinued Operations	8	120

Deferred Income Tax and Other Liabilities	—	114

Total Liabilities of Discontinued Operations	$8	$234

All discontinued operations businesses presented were previously included in the Medical Technologies and Services segment.

NOTE 3. EARNINGS PER SHARE

For the quarter ended September 30, 2009, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the quarter. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarter ended September 30, 2009:

(shares in millions)	Quarter Ended September 30, 2009
Denominator for Basic Earnings per Share	220.6
Effect of Dilutive Securities:
Stock Options	0.2
Restricted Stock Awards, Restricted Stock Units and Performance Share Units	0.4

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	221.2

Antidilutive stock options were excluded for the computation of diluted earnings per share because the stock options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarter ended September 30, 2009:

Quarter Ended September 30, 2009
Number of Stock Options (shares in millions)	10.7
Weighted Average Exercise Price	$30.8
Expiration on or before	March 20, 2017

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

For the quarter ended September 30, 2008, basic and diluted earnings per common share are computed using the number of shares of our common stock outstanding on August 31, 2009, the date which CareFusion common stock was distributed to shareholders of Cardinal Health. Unvested shares of restricted stock are excluded from the basic shares outstanding.

Basic and diluted per share amounts are computed independently in the consolidated and combined statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.

NOTE 4. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring charges are recorded in accordance with ASC 420 – Exit or Disposal Cost Obligations (“ASC 420”). Under ASC 420, a liability is measured at its fair value and recognized as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters ended September 30, 2009 and 2008:

	Quarters Ended September 30,
(in millions)	2009	2008
Restructuring Charges	$1	$25
Acquisition Integration Charges	—	5

Total Restructuring and Acquisition Integration Charges	$1	$30

Restructuring Charges

In fiscal year 2009, we launched a series of restructuring programs with the goal to provide improved management focus through the re-alignment of the management structure and lowering its cost structure through a reduction in global workforce. The entire restructuring program is expected to result in $67 million in pre-tax charges, which is a reduction of our previously estimated amount of $73 million reported at June 30, 2009. This change is mainly a result of slight modifications to the plan and the effect of certain employees leaving before their jobs were eliminated. As of September 30, 2009, we had recorded $58 million of the expected $67 million pre-tax restructuring charges. We expect the programs to be substantially complete by the end of fiscal year 2010.

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

The following table segregates our restructuring charges into our reportable segments for the quarters ended September 30, 2009 and 2008:

	Quarters Ended September 30,
(in millions)	2009	2008
Medical Technologies and Services	$—	$9
Critical Care Technologies	1	16

Total Restructuring Charges	$1	$25

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

During the quarters ended September 30, 2009 and 2008, our restructuring costs primarily consist of severance accrued upon either communication of terms to employees or over the required service period, outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

Restructuring Accrual Rollforward. The following table summarizes activity related to liabilities associated with our restructuring charges, which is included within “Other Accrued Liabilities” in the consolidated and combined balance sheets:

(in millions)
Balance at June 30, 2009	$17
Additions	1
Payments	(3)

Balance at September 30, 2009	$15

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during fiscal year 2009 were primarily a result of the acquisition of Viasys.

Certain acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

NOTE 5. INVENTORIES

Inventories, accounted for on a currently adjusted standard basis (which approximates cost on a first-in, first-out basis) consisted of the following:

(in millions)	September 30, 2009	June 30, 2009
Finished Goods	$344	$311
Work-in-Process	40	31
Raw Materials	149	133

	533	475
Reserve for Excess and Obsolete Inventories	(47)	(46)

Inventories, Net	$486	$429

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in millions)	September 30, 2009	June 30, 2009
Land, Buildings and Improvements	$177	$177
Machinery and Equipment	687	664
Furniture and Fixtures	30	28

	894	869
Accumulated Depreciation	(476)	(473)

Property and Equipment, Net	$418	$396

Depreciation expense was $22 million and $21 million for the quarters ended September 30, 2009 and 2008, respectively. We expense repairs and maintenance expenditures as incurred.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2009	$2,903
Other Adjustments	(1)

Balance at September 30, 2009	$2,902

As of September 30, 2009, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,137 million and $765 million, respectively.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to 20 years. The detail of other intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2009
Unamortized Intangibles:
Trademarks and Patents	Indefinite	$337	$—	$337

Total Unamortized Intangibles		337	—	337
Amortized Intangibles:
Trademarks and Patents	10	292	97	195
Non-Compete Agreements	5	3	2	1
Customer Relationships	14	497	146	351
Other	9	34	22	12

Total Amortized Intangibles	13	826	267	559

Total Intangibles		$1,163	$267	$896

September 30, 2009
Unamortized Intangibles:
Trademarks and Patents	Indefinite	$336	$—	$336

Total Unamortized Intangibles		336	—	336
Amortized Intangibles:
Trademarks and Patents	10	302	112	190
Non-Compete Agreements	5	3	2	1
Customer Relationships	14	492	149	343
Other	9	33	22	11

Total Amortized Intangibles	13	830	285	545

Total Intangibles		$1,166	$285	$881

Amortization expense is as follows:

	Quarters Ended September 30,
(in millions)	2009	2008
Amortization Expense	$19	$18

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2010	2011	2012	2013	2014
Amortization Expense	$74	$70	$67	$46	$45

NOTE 8. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The computation of comprehensive income for the quarters ended September 30, 2009 and 2008 is as follows:

	Quarters Ended September 30,
(in millions)	2009	2008
Net Income	$81	$113
Foreign Currency Translation Adjustments	(10)	(58)

Comprehensive Income, Net of Tax	$71	$55

The components of accumulated other comprehensive loss consisted of the following:

(in millions)	September 30, 2009	June 30, 2009
Foreign Currency Translation Adjustments[1]	$(29)	$(43)
Unrealized Losses on Derivative Instruments[2]	(4)	(6)
Minimum Pension Liability	(4)	(4)
Other	(2)	(2)

Accumulated Other Comprehensive Loss	$(39)	$(55)

[1]	Included within the $(43) million of foreign currency translation adjustments as of June 30, 2009 is $(23) million associated with discontinued operations.
[2]	Included within the $(6) million of net unrealized loss on derivative instruments as of June 30, 2009 is $(2) million associated with discontinued operations.

NOTE 9. BORROWINGS

Borrowings consisted of the following:

(in millions)	September 30, 2009	June 30, 2009
Senior Notes due 2012, 4.125% Less Unamortized Discount of $1.6 million at September 30, 2009, Effective Rate 4.37%	$248	$—
Senior Notes due 2014, 5.125% Less Unamortized Discount of $4.5 million at September 30, 2009, Effective Rate 5.36%	446	—
Senior Notes due 2019, 6.375% Less Unamortized Discount of $11.3 million at September 30, 2009, Effective Rate 6.60%	689	—
Other Obligations; Interest Averaging 2.50% at September, 30, 2009 and 3.30% at June 30, 2009, Due in Varying Installments through 2015	10	8
Debt Allocated from Parent	—	1,281

Total Borrowings	1,393	1,289
Less: Current Portion	2	130

Long-Term Portion	$1,391	$1,159

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Senior Unsecured Notes. On July 14, 2009, we offered and sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion. As part of the spinoff, the net proceeds were subsequently distributed as a dividend payment to Cardinal Health.

The indenture for the senior notes limits our ability to incur certain secured debt and enter into certain sale and leaseback transactions. In accordance with the indenture, we may redeem the senior notes prior to maturity at a price that would equal or exceed the outstanding principal balance, as defined. In addition, if we undergo a change of control and experience a below investment grade rating event, we may be required to repurchase all of the senior notes at a purchase price equal to 101% of the principal balance plus any accrued and unpaid interest.

Revolving Credit Facilities. On July 1, 2009, we entered into two senior unsecured revolving credit facilities with an aggregate available principal amount of $720 million, allocated as follows:

•	$240 million – 364-day revolving credit facility (maturing August 30, 2010); and

•	$480 million – three-year revolving credit facility (maturing August 31, 2012)

Borrowings under the 364-day revolving credit facility bear interest at a floating rate per annum based upon the London Interbank Offered Rate (“LIBOR”) or alternate base rate (“ABR”), in each case, plus an applicable margin, which in the case of LIBOR varies from 2.2% to 3.5% based upon CareFusion’s debt ratings and in the case of ABR varies from 1.2% to 2.5% based upon CareFusion’s debt ratings. At September 30, 2009, we had no amounts outstanding under our 364-day revolving credit facility.

Borrowings under the three-year revolving credit facility bear interest at a floating rate per annum based upon the LIBOR or the alternate base rate ABR, in each case, plus an applicable margin, which in the case of LIBOR varies from 2.1% to 3.375% depending on CareFusion’s debt ratings and in the case of ABR varies from 1.1% to 2.375% depending on CareFusion’s debt ratings. The commitments under the three-year revolving credit facility are subject to increase, upon our request and consent by the lenders, by up to an aggregate of $30 million. Subject to customary covenants, the three-year revolving credit facility allows for the stated borrowing amount, including $25 million of standby letters of credit. At September 30, 2009, we had $2 million of standby letters of credit outstanding, reducing our available capacity under the three-year revolving credit facilities to $478 million.

The revolving credit facilities contain several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, investments, dispositions, restricted payments, transactions with affiliates, change in control and sale and lease-back transactions. The revolving credit facilities also require that we maintain certain interest coverage and maximum leverage ratios. We were in compliance with all of our revolving credit agreement covenants at September 30, 2009. All obligations under the revolving credit facilities are guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.

Other Borrowings. We maintain other short-term credit facilities that allowed for borrowings up to $14 million and $21 million at September 30, 2009 and June 30, 2009, respectively. Additionally we have letter of credit facilities that allowed for issuances up to $27 million and $24 million at September 30, 2009 and June 30, 2009, respectively. At September 30, 2009, we had $1 million of borrowings and $13 million of standby letters of credit outstanding on these facilities. At June 30, 2009, we had no outstanding balances on these other short-term credit facilities and $16 million of standby letters of credit outstanding on these facilities. The remaining $9 million and $8 million balance of other obligations at September 30, 2009 and June 30, 2009, respectively, consisted primarily of additional notes, loans and capital leases. Obligations related to capital leases are secured by the underlying assets.

Bridge Loan Facility. On July 1, 2009, we entered into a senior unsecured bridge loan facility (the “bridge loan facility”) to provide financing for an aggregate principal amount of $1.4 billion, with a term of 364 days from the date of any funding, for payment of the dividend to Cardinal Health as part of our spinoff. As the senior unsecured note offering was successfully completed prior to the separation, those proceeds were used to finance the payment of the dividend to Cardinal Health in lieu of drawing the bridge loan facility. As a result, the bridge loan facility was terminated on August 31, 2009. In connection with this termination, we expensed approximately $22 million of capitalized fees to interest expense in the first quarter of fiscal year 2010.

Debt Allocated from Parent. Cardinal Health historically used a centralized approach to U.S. domestic cash management and financing of its operations, excluding debt directly incurred by any of its businesses, such as debt assumed in an acquisition or certain capital lease obligations. Prior to the completion of the spinoff, the majority of our U.S. domestic cash was transferred to Cardinal Health daily and Cardinal Health funded our operating and investing activities as needed. A portion of Cardinal Health’s consolidated

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

debt, which consists primarily of fixed rate public debt, was allocated to us based on the debt levels consistent with an investment grade credit rating, including amounts directly incurred. The allocated debt amounts, presented as “Debt Allocated from Parent” on the June 30, 2009 combined balance sheet were classified based on the maturities of Cardinal Health’s underlying debt. Net interest expense was allocated in the same proportions as debt and includes the effect of interest rate swap agreements designated as fair value hedges.

We believe the allocation basis for debt and net interest expense is reasonable based on the debt levels consistent with an investment grade credit rating for us. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for the periods presented prior to the spinoff.

Fair Value Disclosures

The estimated fair value of our long-term obligations and other short-term borrowings was $1,497 million and $1,217 million as compared to the carrying amounts of $1,393 million and $1,289 million at September 30, 2009 and June 30, 2009, respectively. The fair value of our senior notes at September 30, 2009 was based on similar notes for issuers with the same credit ratings as us. The fair value of the other obligations at September 30, 2009 and all long-term obligations, included debt allocated to us by Cardinal Health, at June 30, 2009 was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

NOTE 10. INCOME TAX

For the quarter ended September 30, 2009, income taxes were computed on a basis consistent with the interim period tax expense requirements of ASC 270 – Interim Reporting (“ASC 270”). For the period July 1, 2009 through the spinoff date from Cardinal Health on August 31, 2009, our operations were included in the consolidated income tax returns of Cardinal Health. However, income taxes were calculated and provided for CareFusion on a separate return basis for the entire quarter ended September 30, 2009, as well as the quarter ended September 30, 2008. The amount of liabilities related to income taxes prior to the spinoff that are being retained by Cardinal Health were reflected in “Parent Company Investment” in the consolidated statement of stockholders’ equity.

The effective tax rate for the quarters ended September 30, 2009 and 2008 was 27.0% and 48.3%, respectively.

The difference in the effective rate for the quarter ended September 30, 2009 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable discrete adjustments for uncertain tax positions and items incurred in conjunction with the spinoff, both of which were recognized in the quarter.

The difference in the effective tax rate for the quarter ended September 30, 2008 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable discrete tax adjustments for accrued interest related to proposed tax assessments and state tax rate adjustments, both of which were recognized in the quarter.

Our operations were historically included in Cardinal Health’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. Effective for the period beginning September 1, 2009, we will file stand-alone income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions.

The Internal Revenue Service currently has ongoing audits of Cardinal Health’s consolidated U.S. income tax returns for fiscal years 2001 through 2007. Prior to the spinoff, we and Cardinal Health entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes. The tax matters agreement generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility.

During the quarter ended September 30, 2008, Cardinal Health received a proposed adjustment from the IRS for the tax years 2003 – 2005 related to transfer pricing arrangements between our foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS totals $462 million, excluding

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

penalties and interest, which may be significant. We disagree with the IRS regarding its application of the U.S. Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. Although we believe that we have provided adequate contingent tax reserves for these matters under ASC 740, we may not be fully reserved for this matter and it is possible that we may be obligated to pay an amount in excess of the reserve, including the full amount that the IRS is seeking.

In connection with the spinoff from Cardinal Health, we reviewed our position related to the indefinite reinvestment of foreign legal entity earnings under ASC 740-30-25. Based upon that review, we have not provided for U.S. income taxes or foreign withholding taxes on a cumulative total of approximately $2.3 billion of undistributed earnings of certain non-U.S. subsidiaries, which are indefinitely invested outside the U.S. Should we decide to repatriate these foreign earnings, we would adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the U.S. It is not practicable to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We accrue for contingencies related to litigation in accordance with ASC 450 – Contingencies (“ASC 450”), which requires us to assess contingencies to determine the degree of probability and range of possible loss. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

FDA Consent Decree. We are operating under an amended consent decree with the U.S. Food and Drug Administration, or FDA, related to our infusion pump business in the United States. We entered into a consent decree with the FDA in February 2007 related to our Alaris SE pumps (the “Consent Decree”), and in February 2009, we amended the consent decree (the “Amended Consent Decree”), to include the Alaris System and all other infusion pumps manufactured by or for CareFusion 303, Inc., our subsidiary that manufactures and sells infusion pumps in the United States.

We have been working to satisfy the requirements of the Amended Consent Decree, which included the requirements of the Consent Decree. In accordance with the Consent Decree, we reconditioned Alaris SE pumps that had been seized by the FDA, remediated Alaris SE pumps in use by customers and had an independent expert inspect the Alaris SE pump facilities and provide a certification to the FDA as to compliance. In accordance with the Amended Consent Decree, we are implementing a corrective action plan to bring the Alaris System and all other infusion pumps in use in the U.S. market into compliance and had an independent expert inspect our infusion pump facilities and our recall procedures and provide certifications to the FDA as to compliance. The Amended Consent Decree does not apply to intravenous administration sets and accessories. Furthermore, it does not prohibit us from continuing to manufacture, market and sell infusion pumps (other than the Alaris SE pumps). The Amended Consent Decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the Amended Consent Decree, up to $15 million per year.

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

Other Matters. In addition to the matters described above, we also become involved in other litigation and regulatory matters incidental to our business, including, but not limited to, product liability claims, employment matters, commercial disputes, intellectual property matters, inclusion as a potentially responsible party for environmental clean-up costs, and litigation in connection with acquisitions and divestitures. We intend to defend ourselves in any such matters and do not currently believe that the outcome of any such matters will have a material adverse effect on our financial condition, results of operations and cash flows.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASURES

Derivative Instruments

We are exposed to market risks arising from changes in foreign currency exchange rates and interest rates. We manage these risks by entering into derivative financial instruments.

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in the combined balance sheet as of June 30, 2009:

(in millions)	Balance Sheet Location	June 30, 2009
Assets:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses and Other	$1

Liabilities:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Accrued Liabilities	$4

There were no derivative instruments outstanding at September 30, 2009.

Cash Flow Hedges. We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The cash flow impact of fair value hedges is included in the consolidated and combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

At June 30, 2009, we held forward contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, European euro, Mexican peso, British pound, and Australian dollar. These forward contracts were all settled prior to September 30, 2009.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the outstanding cash flow hedges as of June 30, 2009:

	June 30, 2009
(in millions)	Notional Amount	Maturity Dates
Foreign Currency Forward Contracts	$160	Through June 2010

At September 30, 2009 and June 30, 2009 we had $4 million of losses included in OCI for foreign currency forward derivative contracts designated as cash flow hedges, all of which will be reclassified to earnings over the next twelve months, based on the timing of the underlying cash flow event. During the quarter ended September 30, 2009 and 2008, we reclassified immaterial amounts from OCI into earnings.

Fair Value (Non-Designated) Hedges. We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the combined statements of income in “Interest Expense and Other, Net” at the end of each period. The cash flow impact of fair value hedges is included in the consolidated and combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”. There were no fair value hedges outstanding at September 30, 2009.

The following table summarizes the economic derivative instruments outstanding as of June 30, 2009:

	June 30, 2009
(in millions)	Notional Amount	Maturity Date
Foreign Currency Forward Contracts	$314	July 2009

For the quarters ended September 30, 2009 and 2008, we recognized $5 million and $3 million of losses, respectively, within Interest Expense and Other, Net, for foreign currency forward contracts.

The following is a summary of the fair value loss on our derivative instruments, based upon the estimated amount that we would pay to terminate the contracts based on quoted market prices for the same or similar instruments as of June 30, 2009:

	June 30, 2009
(in millions)	Notional Amount	Fair Value Gain/(Loss)
Foreign Currency Forward Contracts	$474	$(4)

There were no outstanding derivative contracts at September 30, 2009.

Fair Value Measurements

ASC 820 – Fair value Measurements and Disclosures (“ASC 820”) establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

•	Level 1 – Observable prices in active markets for identical assets and liabilities;

•

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2009:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents	$318	$—	$—	$318
Other Investments	8	—	—	8

Total	$326	$—	$—	$326

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less. The other investments balance includes investments in mutual funds classified as other long-term assets with an offsetting balance in other long-term liabilities, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments.

Assets and Liabilities Measured at Fair Value on A Nonrecurring Basis. The following table presents information about our nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis, and indicates the fair value hierarchy of the valuation technique we utilized to determine such fair value at September 30, 2009:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Non Financial Assets:
Long-lived Assets Held For Sale	$—	$25	$—	$25

Total	$—	$25	$—	$25

In accordance with the provisions of ASC 360 – Property, Plant, and Equipment (“ASC 360”), long-lived assets held for sale associated with our Audiology business with a carrying amount of $32 million were written down to their fair value of $25 million less costs to sell in the quarter ended September 30, 2009. This resulted in an impairment of $7 million, which is included in “Income from Discontinued Operations, Net of Tax” in the consolidated and combined statements of income. The fair value of the long-lived assets held for sale was based on the contractually agreed selling price. See Note 2 for further information.

NOTE 13. RELATED PARTY TRANSACTIONS AND PARENT COMPANY EQUITY

Effective upon the completion of the spinoff, Cardinal Health ceased to be a related party to us. The following paragraphs discuss related party transactions with Cardinal Health, the services they provided and how they were accounted for in our financial statements prior to the spinoff.

Historically, we participated in a number of corporate-wide programs administered by Cardinal Health. These programs include, but are not limited to, participation in Cardinal Health domestic cash management system, insurance programs, employee benefit programs, worker’s compensation programs, and tax planning services.

Allocation of General Corporate Expenses. The consolidated and combined financial statements include expense allocations for certain functions provided by Cardinal Health, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other appropriate measure. Prior to July 1, 2009, we operated as a component of Cardinal Health, and therefore we were allocated expenses associated with the functions described above. As of July 1,

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

2009, we began operating as a wholly-owned subsidiary of Cardinal Health and therefore received significantly less expense allocations as the majority of these allocations were replaced with directly incurred expenditures at the CareFusion level. We were allocated $19 million and $98 million, for the two months ended August 31, 2009 and the quarter ended September 30, 2008, respectively, of general corporate expenses incurred by Cardinal Health which is included within “Selling, General and Administrative Expenses” or SG&A expenses in the consolidated and combined statements of income. Included within the $98 million of SG&A expenses allocated to us from Cardinal Health for the quarter ended September 30, 2008 is $5 million allocable to discontinued operations. No amount of the $19 million was allocated to discontinued operations for the two months ended August 31, 2009.

Related Party Sales. We sell certain medical products and supplies through the medical distribution business of Cardinal Health. Prior to the spinoff, which occurred on August 31, 2009, these sales were considered related party sales. Subsequent to the spinoff, these sales are no longer considered related party sales.

We recognize product revenue on sales through the medical distribution business of Cardinal Health, both before and after the spinoff, primarily when title transfers to the end customer, which is typically upon receipt by the end customer. Our product revenue related to these related party sales totaled $180 million and $237 million for the two months ended August 31, 2009 and the quarter ended September 30, 2008, respectively. Included within these amounts are $72 million and $103 million associated with discontinued operations for the two months ended August 31, 2009 and the quarter ended September 30, 2008, respectively.

Inventory held in Cardinal Health distribution centers associated with these sales prior to the spinoff was $93 million at June 30, 2009. Inventory subsequent to the spinoff is CareFusion inventory and therefore not a related party balance. Included within the $93 million of the inventory associated with these sales as of June 30, 2009 is $38 million associated with discontinued operations.

Prior to the spinoff the accounts receivable associated with these customer sales was maintained by Cardinal Health. The amount of accounts receivable allocated to us was $129 million at June 30, 2009. Included within the $129 million of accounts receivable allocated to us as of June 30, 2009 was $47 million associated with discontinued operations.

In connection with the spinoff, we entered into the following agreements with Cardinal Health:

•

Separation Agreement. The separation agreement sets forth, among other things, our agreements with Cardinal Health regarding the principal transactions that were necessary to separate us from Cardinal Health. It also sets forth other agreements that govern certain aspects of our ongoing relationship with Cardinal Health. These other agreements include: Transfer of Assets and Assumptions of Liabilities; Future Claims; Releases; Indemnifications; Legal Matters; Insurance; and the Distribution of cash and common shares.

•

Stockholder’s and Registration Rights Agreement. We and Cardinal Health entered into a stockholder’s and registration rights agreement pursuant to which we agreed that, upon the request of Cardinal Health, we will use our commercially reasonable efforts to effect the registration under applicable federal and state securities laws of any shares of our common stock retained by Cardinal Health. In addition, Cardinal Health agreed to vote any shares of our common stock that it retains immediately after the separation in proportion to the votes cast by our other stockholders. In connection with such agreement, Cardinal Health granted us a proxy to vote its shares of our common stock in such proportion. This proxy, however, will be automatically revoked as to a particular share upon any sale or transfer of such share from Cardinal Health to a person other than Cardinal Health, and neither the voting agreement nor proxy will limit or prohibit any such sale or transfer.

•

Transition Services Agreement. We and Cardinal Health entered into a transition services agreement in connection with the separation to provide each other, on a transitional basis, certain administrative, human resources and support services and other assistance consistent with the services provided by the parties to each other before the separation. The charges for the transition services generally are intended to allow the providing company to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses, generally without profit. The charges of each of the transition services will generally be based on either a pre-determined flat fee or an allocation of the cost incurred by the company providing the service, including certain fees and expenses of third-party service providers.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

•

Tax Matters Agreement. This agreement governs Cardinal Health’s and CareFusion’s respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters. The tax matters agreement also contains restrictions on our ability (and the ability of any member of our group) to take actions that could cause the contribution of the businesses to us by Cardinal Health and the distribution of our common stock to Cardinal Health shareholders in the spinoff to fail to qualify as a tax-free reorganization for U.S. federal income tax purposes, including entering into, approving or allowing any transaction that results in a sale or other disposition of a substantial portion of our assets or stock and the liquidation or dissolution of us and certain of our subsidiaries.

•

Employee Matters Agreement. This agreement governs our compensation and employee benefit obligations with respect to our current and former employees. The employee matters agreement allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and related matters in connection with the separation, including, among other things, the treatment of outstanding Cardinal Health equity awards and equity-based awards, annual and long-term incentive awards, deferred compensation obligations, severance arrangements, retirement plans and welfare benefit obligations.

•

Intellectual Property Agreements. We entered into a master intellectual property license agreement with Cardinal Health pursuant to which each party granted a royalty-free, worldwide, non-exclusive, perpetual, irrevocable license under the intellectual property and technology owned by it as a result of the separation (other than the intellectual property and technology licensed under various other agreements) to the other for use in the conduct of the other’s business as of the separation. We entered into a transitional trademark license agreement pursuant to which Cardinal Health and Cardinal Health Technologies granted us a royalty-free, worldwide, non-exclusive, non-transferable, fully paid-up license to use certain of their trademarks, trade names and service marks used in our business as of the separation, or licensed marks, or to allow us sufficient time to (a) rebrand and phase out of use of the licensed marks and (b) transfer or change any product registrations or regulatory approvals (or applications for either of the foregoing) that are under the name of Cardinal Health or any of its affiliates to our new corporate name.

•

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

•

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

•

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Parent Company Equity. Net transfers from parent are included within “Parent Company Investment” in the consolidated statement of stockholders’ equity. The components of the net transfers from parent are as follows:

(in millions)	Quarter Ended September 30, 2009
Net Change in Debt Allocated from Parent[1]	$1,281
Net Change in Income Tax Accounts	83
Corporate Push Down	48
Other	41

Total Net Transfers from Parent	$1,453

[1]

The debt allocated to us from Cardinal Health at June 30, 2009 was retained by Cardinal Health and not settled for cash; however, as part of the spinoff we paid a $1.374 billion cash dividend to Cardinal Health as consideration for the contribution of the majority of the businesses comprising its clinical and medical products segment.

All significant intercompany transactions between us and Cardinal Health were included in the consolidated and combined financial statements and are considered to be effectively settled for cash in the consolidated and combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity and in the consolidated and combined balance sheets as Parent Company Investment for the periods prior to our spinoff at August 31, 2009.

NOTE 14. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred. Our accrued warranty balance at June 30, 2009 was $31 million. During the quarter ended September 30, 2009, we accrued reserves of $1 million and paid $2 million of claims, resulting in an ending balance of $30 million at September 30, 2009.

As of September 30, 2009 and June 30, 2009 approximately $18 million and $20 million, respectively, of net product recall charges are included in product warranties costs.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15. SEGMENT INFORMATION

The following table presents information about our reporting segments:

(in millions)	Critical Care Technologies	Medical Technologies and Services[1]	Total
September 30, 2009:
External Revenues	$617	$306	$923
Depreciation and Amortization	29	12	41
Operating Income	101	16	117
Capital Expenditures	17	4	21

September 30, 2008:
External Revenues	$618	$297	$915
Depreciation and Amortization	28	11	39
Operating Income	75	15	90
Capital Expenditures	16	11	27

[1]	Segment results for the Medical Technology and Services segment have been adjusted for discontinued operations. See Note 2.

The following table presents revenue and net property and equipment by geographic area:

	Revenue		Property and Equipment, Net
	Quarters Ended September 30,		September 30, 2009	June 30, 2009
(in millions)	2009	2008
United States	$635	$628	$294	$271
International	288	287	124	125

Total	$923	$915	$418	$396

NOTE 16. SHARE-BASED COMPENSATION

We maintain a stock incentive plan that provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and performance shares for the benefit of certain of our officers, directors and employees. Under CareFusion’s 2009 Long-Term Incentive Plan (“the Plan”), there are 40.0 million shares of common stock reserved and eligible for issuance. At September 30, 2009, awards have been granted with respect to 17.6 million shares of the 40.0 million reserved shares with 22.4 million shares available for future awards. The number of shares to be issued in connection with performance share units is not determined until the end of their respective performance period. New shares are issued for settlement of awards under the Plan.

Spinoff from Cardinal Health

At the time of the spinoff, Cardinal Health converted or adjusted outstanding stock options, restricted stock and restricted stock units (collectively, “share-based awards”) with respect to Cardinal Health common shares held by Cardinal Health and CareFusion employees. The manner of conversion for each employee was determined based on the date of the original share-based grant and the employment status of the employee at the spinoff date of August 31, 2009.

Each Cardinal Health stock option was converted or adjusted based on the following:

•

Stock Options Granted on or Prior to September 26, 2007. Each option granted on or prior to September 26, 2007 was converted into an adjusted Cardinal Health stock option and a CareFusion stock option. The exercise prices of the CareFusion stock option and the adjusted Cardinal Health stock option and the number of shares subject to each such stock option reflected a mechanism that was intended to preserve the intrinsic value of the original Cardinal Health stock option.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

•

Stock Options Granted After September 26, 2007. In general, each stock option granted after September 26, 2007 that was held by an employee of CareFusion at the spinoff date was converted into a CareFusion stock option, subject to an adjustment mechanism intended to preserve the intrinsic value of such stock options.

Similarly, each Cardinal Health restricted stock share or restricted stock unit was converted based on the following:

•

Restricted Stock and Restricted Stock Units Granted on or Prior to September 26, 2007. Each restricted stock or restricted stock unit granted on or prior to September 26, 2007 received for the unvested portion thereof, CareFusion restricted stock or restricted stock units, as applicable, representing the right to receive 0.5 shares of CareFusion common stock for each Cardinal Health common share subject to the award. The underlying Cardinal Health restricted stock or restricted stock units remain in effect unadjusted.

•

Restricted Stock and Restricted Stock Units Granted After September 26, 2007. In general, each restricted stock or restricted stock unit granted after September 26, 2007 that was held by an employee of CareFusion at the spinoff date was converted into a CareFusion restricted stock or restricted stock unit, intended to preserve the fair market value of the awards.

The fair value of the Cardinal Health stock awards and the converted CareFusion stock awards immediately following the spinoff was slightly higher than the fair value of such stock awards immediately prior to the spinoff. As a result, we incurred incremental compensation expense of less than $1 million. A portion of this incremental compensation expense was recorded during the quarter ended September 30, 2009; the remaining amount will be recognized over the remaining vesting period of the related unvested share-based awards.

We are responsible for fulfilling all share-based awards related to CareFusion common stock and Cardinal Health is responsible for fulfilling all share-based awards related to Cardinal Health common shares, regardless of whether the employee holding the share-based award is an employee of CareFusion or Cardinal Health. Based on the requirements of ASC 718 – Share-Based Payment (“ASC 718”), we record share-based compensation expense for the share-based awards held by our employees, regardless of whether such share-based awards are based on common stock of CareFusion or common shares of Cardinal Health, with the offsetting impact recorded to “Additional Paid-In Capital” in our consolidated and combined balance sheet.

Cardinal Health Option Exchange Program

On June 19, 2009, Cardinal Health commenced a stock option exchange program whereby participants (including CareFusion employees) could elect to exchange certain Cardinal Health stock options with exercise prices substantially above the current grant price for a lesser number of Cardinal Health stock options with a lower exercise price. This stock option exchange program was completed on July 17, 2009. Certain of the awards exchanged in the stock option exchange program were converted or adjusted in connection with the spinoff. Taking into account the conversion and/or adjustment, stock options to purchase 1.1 million shares of CareFusion common stock were exchanged (cancelled) and replacement stock options for 0.2 million shares of CareFusion common stock were made; no additional compensation expense was recorded.

Share-Based Awards

Stock Options. Under the Plan, stock options generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of CareFusion’s common stock at the date of grant.

A summary of CareFusion stock option activity related to CareFusion and Cardinal Health employees for the quarter ended September 30, 2009 is as follows. All awards granted between July 1, 2009 and August 31, 2009 have been adjusted to reflect the conversion ratio as of the date of the spinoff as all stock options prior to the spinoff were stock options of Cardinal Health. With respect to the Cardinal Health stock options granted prior to September 26, 2007, the converted CareFusion stock options retained the vesting schedule and expiration date of the original Cardinal Health stock options.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

(in millions, except per share amounts)	Shares Subject to Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at July 1, 2009	9.5	$31.91
Granted[1]	3.3	$20.56
Exercised	(0.1)	$17.33
Canceled/Forfeited[1]	(1.1)	$18.05
Conversion of Cardinal Health stock options to CareFusion stock options	1.6	$19.65

Outstanding, September 30, 2009	13.2	$28.63	4.6	$12

Exercisable, September 30, 2009	8.4	$32.16	3.6	$2

[1]	Includes 0.2 million stock options granted and 1.1 million stock options cancelled as a result of the option exchange program.

The table presented below summarizes activity related to CareFusion stock options exercised during the quarters ended September 30, 2009 and 2008:

	Quarters Ended September 30,
(in millions)	2009	2008
Proceeds From Stock Options Exercised	$1	$	n/a
Intrinsic Value of Stock Options Exercised	$—		$—
Tax Benefit Related to Stock Options Exercised	$—		$—

Cardinal Health received the cash proceeds for stock options exercised prior to September 1, 2009, and are therefore not presented prior to that date.

The fair value of the stock options granted during the quarter ended September 30, 2008 was valued by Cardinal Health utilizing a lattice valuation model. The fair value of stock options granted by CareFusion during the quarter ended September 30, 2009 and subsequent to the spinoff was valued by CareFusion utilizing a Black-Scholes-Merton valuation model. The Black-Scholes-Merton model was utilized subsequent to the spinoff based on a review of facts and circumstances associated with the anticipated exercise patterns of employees at a new publicly traded company. Had we used the Black-Scholes-Merton valuation model instead of the Lattice valuation model for periods prior to the spinoff, it would not have resulted in a material impact on our financial condition, results of operations or cash flows.

The following assumptions were utilized in deriving the fair value for awards granted under the Black-Scholes-Merton model for the quarter ended September 30, 2009 and the lattice model for the quarter ended September 30, 2008:

	Quarters Ended September 30,
	2009	2008
Risk Free Interest Rate	2.29%	0.03% — 3.48%
Expected Term	5.0	4.5 — 7.0
Volatility	32.1%	27.0% — 30.0%
Dividend Yield	— %	1.0% — 2.33%
Weighted-Average Grant Date Fair Value	$6.68	$7.77

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Black-Scholes-Merton. The expected term of the stock option represents the estimated period of time until exercise and is based on the vesting period of the award and the estimated exercise patterns of employees. The risk-free rate is based on an U.S. Treasury equivalent instrument with the same term as the expected term. Volatility is based on a historical volatility of a peer group of five companies that have similar revenues, earnings and market capitalization, as well as operate in the same industry as CareFusion, and is based on a volatility measure over the approximate expected term of the stock options. We do not currently plan to pay dividends on our common stock and therefore the dividend yield percentage is set at zero.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable, and includes management’s estimates of the relative inputs. Though we believe this is the best valuation technical for our stock options, our estimate of fair value may differ from other valuation models.

Lattice Model. The expected term of the Cardinal Health stock options granted prior to the spinoff was calculated based on historical Cardinal Health employee exercise behavior. The risk-free rate was based on the U.S. Treasury yield curve at the time of the grant. Volatility was based on implied volatility from traded options of Cardinal Health’s stock and historical volatility over a period of time commensurate with the contractual term of seven years. The dividend yield was based on the actual dividend yield at the time of grant with the assumption of a consistent rate of dividends over the life of the grant.

Restricted Stock and Restricted Stock Units. Under the Plan, restricted stock and restricted stock units (“restricted stock awards”) generally vest in equal installments over three years. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock awards granted for quarters ended September 30, 2009 and 2008, was $20.71 and $31.54, respectively.

A summary of CareFusion restricted stock awards related to CareFusion and Cardinal Health employees for the quarter ended September 30, 2009 is as follows. All restricted share awards granted between July 1, 2009 and August 31, 2009 have been adjusted to reflect the conversion ratio as of the date of the spinoff as all restricted share awards prior to the spinoff were associated with Cardinal Health common shares. With respect to restricted share awards granted prior to September 26, 2007, the converted CareFusion restricted stock awards retained the vesting schedule of the original Cardinal Health restricted share awards.

(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Balance at July 1, 2009	1.2	$30.85
Granted	2.6	$20.71
Vested	(0.2)	$18.99
Forfeited	(0.5)	$20.39
Conversion of Cardinal Health Restricted Share Awards to CareFusion Restricted Stock Awards	0.7	$19.65

Outstanding, September 30, 2009	3.8	$23.83

Performance Share Units. Performance share units provide share-based compensation to participants for which vesting is contingent upon company performance relative to a specific financial target, as defined in the award agreement. Performance share units granted during the quarter ended September 30, 2009 vest between two and four years after the grant date on a sliding scale of units, depending on the timing of achievement of a two-year average cash flow target, as defined in the award agreement. The amount of compensation expense recognized, as well as the period over which the awards are expected to vest, is based on management’s estimate of the most likely outcome. Management’s estimate of the likelihood of achieving these performance targets and the timing of achievement of such targets may materially change over time based on facts and circumstances. The fair value of performance share units is based on the closing price of the company’s common stock on the date of grant.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

The following table depicts the amount of units that will be paid out depending on the timing of achieving the performance target after the grant date (measured at the fiscal year end):

Year Performance Target Achieved	Percent Payout of Awarded Units
2	150%
3	100%
4	50%

No payout is earned if the performance target is not achieved by year four. Compensation expense for the quarter ended September 30, 2009 was based on an estimate of achieving the performance target in year three.

We granted 0.4 million performance share units during the quarter ended September 30, 2009, with a weighted-average grant date fair value of $20.71 per unit. No performance share units were forfeited or vested during the quarter ended September 30, 2009.

Accounting for Share-Based Compensation. We account for share-based compensation in accordance with ASC 718, which requires the expense resulting from all share-based payment transactions with employees to be recognized in the income statement over the period during which an employee provides the requisite service in exchange for the award, based on their award’s fair value. Most stock options and restricted stock and restricted stock units vest ratably over a three-year vesting period. Compensation expense associated with these graded-vesting awards is recognized using the straight-line method over the three-year vesting period. Stock options generally have a seven-year contractual term.

As of September 30, 2009, our total unrecognized compensation expense was $102 million related to nonvested share-based compensation awards and includes compensation expense that we will recognize for both CareFusion and Cardinal Health share-based awards that are held by our employees. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited combined financial statements and notes for the fiscal year ended June 30, 2009, which were included in our Form 8-K, filed with the SEC on November 13, 2009. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

Unless the context otherwise requires, references to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References to “Cardinal Health” refer to Cardinal Health, Inc. and its consolidated subsidiaries.

Separation from Cardinal Health

On September 29, 2008, Cardinal Health announced that it intended to separate its clinical and medical products businesses from the remainder of its businesses through a pro rata distribution of common stock of an entity holding the assets and liabilities associated with the clinical and medical products businesses. CareFusion Corporation was incorporated in Delaware on January 14, 2009 for the purpose of holding such businesses. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, CareFusion distributed a cash dividend in the amount of $1.374 billion to Cardinal Health, and Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us (“the contribution”), and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders (“the distribution”), based on a distribution ratio of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As a condition to the separation, Cardinal Health is required to dispose of the remaining 19% of our common stock within five years of the distribution date. This MD&A is written to discuss the consolidated and combined financial statements that reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff, and are presented in these financial statements as discontinued operations.

In connection with the separation and other restructuring activities not related to the separation, we expect to incur one-time expenditures of approximately $120 million to $130 million in fiscal year 2010. These expenditures primarily consist of employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs. Also included are approximately $22 million of capitalized fees associated with our bridge loan facility that were expensed in the first quarter of fiscal year 2010 in connection with the termination of the bridge loan on August 31, 2009. We expect to fund these costs through cash from operations, cash on hand and, if necessary, cash available from our senior unsecured revolving credit facilities. A portion of these expenditures will be capitalized and amortized over their useful lives and others will be expensed as incurred, depending on their nature. Additionally, we will incur increased costs as an independent, publicly-traded company, primarily as a result of higher charges than in the past from Cardinal Health for transition services and from establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, risk management, accounting and financial reporting, investor relations, legal, procurement and other services. In the first year following the separation, these annual operating costs are estimated to be approximately $25 million to $30 million higher than the general corporate expenses we reported historically as being allocated to us from Cardinal Health. We believe cash flows from our operations will be sufficient to fund these additional corporate expenses.

We do not anticipate that increased costs solely from becoming an independent, publicly-traded company will have an adverse effect on our growth rate in the future beyond fiscal year 2010.

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

•

facilitate incentive compensation arrangements for employees more directly tied to the performance of our business, and enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives, while at the same time creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our common stock; and

•	create a base of shareholders interested in medical technologies.

Basis of Presentation

The interim consolidated and combined financial statements presented elsewhere in this Form 10-Q, and discussed below, reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Periods presented prior to our August 31, 2009 spinoff from Cardinal Health have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Cardinal Health. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff and are presented in these financial statement as discontinued operations. Our consolidated and combined financial statements do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods prior to the spinoff from Cardinal Health.

The consolidated and combined financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the consolidated and combined financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for our fiscal year ended June 30, 2009, filed with the SEC on Form 8-K on November 13, 2009 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Overview

We are a leading, global medical technology company with clinically proven and industry-leading products and services designed to measurably improve the safety and quality of healthcare. We offer comprehensive product lines in the areas of IV infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments to customers in the United Stated and over 120 countries throughout the world. Our strategy is to enhance growth by focusing on healthcare safety and productivity, driving innovation and clinical differentiation, accelerating our global growth and pursuing strategic opportunities.

Results of Operations

First Quarter Fiscal Year 2010 compared to First Quarter Fiscal Year 2009

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended September 30, 2009 and 2008:

	Quarters Ended September 30,
(in millions)	2009	2008	Change
Revenue	$923	$915	$8
Cost of Products Sold	472	478	(6)

Gross Margin	451	437	14
Selling, General and Administrative Expenses	297	280	17
Research and Development Expenses	36	37	(1)
Restructuring and Acquisition Integration Charges	1	30	(29)

Operating Income	117	90	27

Interest Expense and Other, Net	42	32	10

Income Before Income Tax	75	58	17
Provision for Income Tax	20	28	(8)

Income from Continuing Operations	55	30	25
Income from Discontinued Operations, Net of Tax	26	83	(57)

Net Income	$81	$113	$(32)

Revenue

During the first quarter of fiscal 2010, revenues increased 1% to $923 million, driven primarily by increased sales of ventilators, infusion pumps and perioperative dispensing systems. Our capital equipment sales continue to be slowed by hospital delays in capital spending, however, we did realize increased sales in infusion products as a result of a release of our FDA ship hold in July 2009, as well as increased sales in our respiratory products as a result of emergency preparedness for the potential effects of influenza viruses.

Revenue in our Critical Care Technologies segment, or CCT, decreased by $1 million to $617 million in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. Revenue for the CCT segment increased by 2% on a constant currency basis.

The decrease in revenue was attributable to a decrease in dispensing equipment revenues due primarily to continued delays in hospital capital spending and charges associated with a revised estimate of accrued rebates to third party distributors of infusion disposable products of $9 million. This revised estimate of accrued rebates was based on an inventory review conducted in connection with the spinoff, which provided us with more precise inventory information from our distributor customers. These decreases were partially offset by increases in sales of infusion and respiratory equipment and respiratory disposable products. The increase in the infusion equipment revenues was largely attributable to the release of the shipping hold on the Alaris System in July 2009 and the fulfillment of previously delayed customer orders that resulted from the FDA ship hold. Our respiratory ventilator businesses experienced increased sales as a result of emergency preparedness for the potential effects of influenza viruses.

Revenue in our Medical Technologies and Services segment, or MT&S, increased by $9 million, or 3%, to $306 million in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. Revenue for the MT&S segment increased by 8% on a constant currency basis.

The revenue increase is attributable to growth, net of unfavorable changes in foreign currency exchange rates, in our international surgical products business, which distributes Cardinal Health’s infection prevention products; volume increases in international surgical and interventional specialties products; and continued growth in our skin preparation product line. These revenue increases were partially offset by a decline in equipment revenues, primarily our neurological diagnostic equipment.

Cost of Products Sold

Cost of products sold decreased $6 million, or 1%, to $472 million during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. The reduction in cost of products sold is primarily attributable to decreased sales volumes within our dispensing business resulting from lower hospital capital spending and manufacturing savings resulting from: (a) improved utilization of raw materials for our dispensing products, (b) the relocation of certain of our manufacturing processes and those of our suppliers to facilities in lower cost jurisdictions, and (c) favorable overhead absorption resulting from increased utilization of infusion production facilities. Changes in foreign currency exchange rates also favorably affected cost of products sold. Partially offsetting these decreases were increases in cost of sales related to our higher sales volume of infusion and respiratory equipment and disposables and international distribution of Cardinal Health infection prevention products.

Gross Margin

Gross margin increased $14 million, or 3%, to $451 million during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. As a percentage of revenue, gross margin increased to 49% from 48% in the quarters ended September 30, 2009 and 2008, respectively. The increase in gross margin is primarily attributable to the favorable impacts in manufacturing costs identified above; changes in foreign currency exchange rates; a change in sales mix in our skin preparation businesses towards higher margin products; and additional margins earned in our international distribution of Cardinal Health infection prevention products. These changes were partially offset by the revised estimate of accrued rebates associated with third party distributors of infusion disposable products discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased $17 million, or 6%, to $297 million during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. The increase in SG&A is attributable to incremental operating costs related to standing up certain corporate functions; one-time costs associated with our spinoff from Cardinal Health of $15 million; and increases in discretionary variable compensation and share-based compensation of $15 million. Partially offsetting these increases are the favorable impacts of previous reductions in force initiated in the third quarter of fiscal year 2009 of $13 million and the favorable effects of changes in foreign currency exchange rates.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $29 million, or 97%, to $1 million in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. During fiscal year 2009, we launched a series of restructuring programs with the goal to provide improved management focus through the re-alignment of the management structure and lowering its cost structure through a reduction in global workforce. The entire restructuring program is expected to result in $67 million in pre-tax charges. During the first quarter of fiscal year 2010, we recorded $1 million of expense associated with these restructuring programs and have incurred $58 million of the total expected $67 million to date. These programs are expected to be completed during fiscal year 2010. During the first quarter of fiscal year 2009, restructuring and acquisition integration charges were primarily comprised of employee related restructuring charges of $27 million and integration expenses related to our 2007 acquisition of VIASYS Healthcare.

Operating Income

Operating income increased 30% to $117 million in the first quarter of fiscal year 2010 compared to the first quarter of fiscal 2009. The increase was primarily due to favorable product mix and a 1% improvement in gross margin as a percentage of revenue. Included in the increase in operating earnings are certain one-time and incremental expenses related to standing up as a public company. In addition, we have, and expect to continue to, experience benefits from our restructuring programs initiated in March 2009, which we expect will continue to positively impact operating earnings through the majority of fiscal 2010.

Segment profit in our Critical Care Technologies reportable segment increased by $26 million, or 35%, to $101 million during the first quarter of 2010 as compared to the first quarter of 2009. The increase in segment profit is attributable to decreases in restructuring and acquisition integration charges of $21 million, improvements in gross margin earned, as discussed above, partially offset by increased SG&A expenses resulting from incremental operating costs from standing up as a public company, and one-time costs associated with our spinoff from Cardinal Health.

Segment profit in our Medical Technologies and Services reportable segment increased by $1 million to $16 million during the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. The increase in segment profit is attributable to decreases in restructuring and acquisition integration charges of $8 million and incremental gross margin earned during the first quarter of fiscal year 2010. The increases were partially offset by higher SG&A expenses resulting from incremental operating costs from standing up as a public company and one-time costs associated with our spinoff from Cardinal Health.

Interest Expense and Other, Net

Interest expense and other, net increased $10 million, or 31%, to $42 million in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. The increase is primarily attributable to a one-time write-off of debt issuance and related costs of $22 million associated with the bridge loan facility, which was terminated on August 31, 2009; a net decrease in foreign currency exchange losses largely attributable to losses incurred during the first quarter of fiscal year 2009 of $15 million; and a reduction of interest expense associated with our long-term debt. In general, gains and losses resulting from foreign currency exchange rates are related to the remeasurement of receivables and payables which are denominated in currencies other than the functional currency of the subsidiary which holds the receivable or payable.

During the first quarter of fiscal year 2010, we incurred interest expense associated with debt allocated from Cardinal Health, until such debt was replaced with the $1.4 billion of senior notes on July 14, 2009.

Provision for Income Tax

Income tax expense was $20 million for the first quarter of fiscal 2010, compared to $28 million for the first quarter of fiscal 2009. The $8 million decrease in income tax expense was primarily due to a discrete tax expense recognized in the first quarter of fiscal 2009 for uncertain tax positions as a result of proposed adjustments received from the IRS for tax years 2003 – 2005, as well as a favorable impact of a year over year shift in earnings taxed in foreign jurisdictions, which are taxed at rates less than the our U.S. effective rate.

For additional detail regarding the provision for income taxes, see note 10 to our unaudited consolidated and combined financial statements.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, decreased $57 million in the first quarter of fiscal year 2010 to $26 million compared to $83 million in the first quarter of fiscal year 2009. Included in discontinued operations are (a) certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff and (b) the Audiology business which produces and markets hearing diagnostic equipment. The businesses retained by Cardinal Health have been presented as a discontinued operation for all periods reported through the date of our spinoff of August 31, 2009. The Audiology business was sold on October 1, 2009, but treated as a discontinued operation as it met the criteria for classification of assets held for sale within ASC 360 – Property, Plant and Equipment as of September 30, 2009. See note 2 to our unaudited consolidated and combined financial statements for further information related to these discontinued operations.

The decrease in net income from discontinued operations was due to higher domestic earnings during the first quarter of fiscal year 2010, which resulted in a higher effective tax rate than in the first quarter of fiscal year 2009 (approximately $19 million); the impact of one less month of operations for the business retained by Cardinal Health (approximately $15 million); and the impairment of the Audiology business (approximately $7 million). Other contributors to the decrease in net income from discontinued operations included increased SG&A as a result of higher comparable revenues in the first quarter of fiscal year 2010; and an increase in interest expense and other, net from one-time gains achieved in the first quarter of fiscal year 2009 that were not repeated in the first quarter of fiscal year 2010.

Financial Condition and Liquidity

Overview

Following the spinoff, our capital structure, long-term capital commitments and sources of liquidity changed significantly from our historical capital structure, long-term capital commitments and sources of liquidity. We will no longer receive cash from Cardinal Health to fund our operating or investing needs. Instead, our ability to fund our capital needs will depend on our ongoing ability to generate cash from operations, overall capacity and terms of financing arrangements, and access to the capital markets. We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facilities and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

We incurred indebtedness with a face value of $1.4 billion in connection with the spinoff from Cardinal Health. On August 31, 2009, we used the proceeds of this debt of $1.374 billion to pay a dividend to Cardinal Health, and as a result, those proceeds are not available for our business needs.

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow our business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow, as well as the impact of acquisitions when applicable.

Our cash balance at September 30, 2009 was $797 million. Of this balance, $654 million is held in currencies and locations outside of the United States. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. However, should our domestic cash needs exceed our current or future domestic cash flows, we may be required to repatriate foreign cash or utilize our revolving credit facilities, both of which would result in increased costs.

Sources and Uses of Cash

The following table summarizes our statements of cash flows from continuing operations:

	Quarters Ended September 30,
(in millions)	2009	2008	Change
Cash Flow Provided by/(Used in)
Operating Activities	$160	$62	$98
Investing Activities	$(21)	$(27)	$6
Financing Activities	$18	$(210)	$228

Quarters Ended September 30, 2009 and 2008

Net cash provided by operating activities increased $98 million to $160 million for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. The increase was primarily due to an increase in net income, after adjustment for non-cash items ($87 million); increased cash flows associated with other accrued liabilities and operating items ($66 million); and increased cash flows associated with the timing of payments on our accounts payable ($54 million). These increases in operating cash flows were partially offset by decreased cash flows associated with accounts receivable ($128 million). During the first quarter of fiscal year 2010, cash outflows related to increases in receivables resulted from increased shipping of infusion equipment subsequent to the release of the FDA ship hold on the Alaris System in July 2009 and a sequential quarter over quarter volume increase in our Medical Technologies and Services reporting segment. During the first quarter of fiscal year 2009, cash inflows related to decreases in receivables were primarily due to a sequential quarter over quarter sales volume decline. Net cash used in investing activities decreased $6 million to $21 million compared to the first quarter of fiscal year 2009, due to decreased capital expenditures and intangible asset additions. Net cash provided by financing activities increased $228 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal year 2009. During the first quarter of fiscal year 2010, we received proceeds from the issuance of debt ($1,377 million) and utilized these proceeds to pay a dividend to Cardinal Health ($1,374 million) associated with our spinoff. The increase in cash flows from financing activities was primarily due to the change in amounts transferred to and from Cardinal Health (net change of $254 million) prior to our spinoff, partially offset by our payments of debt issuance costs ($29 million) during the first quarter of fiscal year 2010.

Capital Resources

Senior Unsecured Notes. On July 14, 2009, we offered and sold $1.4 billion aggregate principal amount of senior unsecured notes. The net proceeds of the offering were placed into an escrow account and were subsequently used to finance the dividend payment to Cardinal Health of $1.374 billion related to our spinoff.

The indenture for the senior notes limits our ability to incur certain secured debt and enter into certain sale and leaseback transactions. In accordance with the indenture, we may redeem the senior notes prior to maturity at a price that would equal or exceed the outstanding principal balance, as defined. In addition, if we undergo a change of control and experience a below investment grade rating event, we may be required to repurchase all of the senior notes at a purchase price equal to 101% of the principal balance plus any accrued and unpaid interest.

Revolving Credit Facilities. On July 1, 2009, we entered into two senior unsecured revolving credit facilities with an aggregate available principal amount of $720 million, allocated as follows:

•	$240 million – 364-day revolving credit facility (maturing August 30, 2010); and
•	$480 million – three-year revolving credit facility (maturing August 31, 2012)

Borrowings under the 364-day revolving credit facility bear interest at a floating rate per annum based upon the London Interbank Offered Rate (“LIBOR”) or alternate base rate (“ABR”), in each case, plus an applicable margin, which in the case of LIBOR varies from 2.2% to 3.5% based upon CareFusion’s debt ratings and in the case of ABR varies from 1.2% to 2.5% based upon CareFusion’s debt ratings. At September 30, 2009, we had no amounts outstanding under our 364 day revolving credit facility.

Borrowings under the three-year revolving credit facility bear interest at a floating rate per annum based upon the LIBOR or the alternate base rate ABR, in each case, plus an applicable margin, which in the case of LIBOR varies from 2.1% to 3.375% depending on CareFusion’s debt ratings and in the case of ABR varies from 1.1% to 2.375% depending on CareFusion’s debt ratings. The commitments under the three-year revolving credit facility are subject to increase, upon our request and consent by the lenders, by up to an aggregate of $30 million. Subject to customary covenants, the three-year revolving credit facility allows for the stated borrowing amount, including $25 million of standby letters of credit. At September 30, 2009, we had $2 million of standby letters of credit outstanding, reducing our available capacity under the three-year revolving credit facilities to $478 million.

The revolving credit facilities contain several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, investments, dispositions, restricted payments, transactions with affiliates, change in control and sale and lease-back transactions. The revolving credit facilities also require that we maintain certain interest coverage and maximum leverage ratios. We were in compliance with all of our revolving credit agreement covenants at September 30, 2009. All obligations under the revolving credit facilities are guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.

Bridge Loan Facility. On July 1, 2009, we entered into a senior unsecured bridge loan facility (the “bridge loan facility”) to provide financing for an aggregate principal amount of $1.4 billion, with a term of 364 days from the date of any funding, for payment of the dividend to Cardinal Health as part of our spinoff. As the senior unsecured note offering was successfully completed prior to the separation, those proceeds were used to finance the payment of the dividend to Cardinal Health in lieu of drawing the bridge loan facility. As a result, the bridge loan facility was terminated on August 31, 2009. In connection with this termination, we expensed approximately $22 million of capitalized fees to interest expense in the first quarter of fiscal year 2010.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

For information on contractual obligations, see the table “Contractual Obligations” in “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” for our fiscal year ended June 30, 2009, filed with the SEC on Form 8-K on November 13, 2009. Other than described below, there have been no material changes to our contractual obligations outside the normal course of business.

On July 14, 2009, CareFusion issued $1.4 billion aggregate principal amount of senior unsecured notes. The notes consist of the following tranches:

•	$250 million aggregate principal amount of 4.125% senior notes due 2012, issued at 99.311%;

•	$450 million aggregate principal amount of 5.125% senior notes due 2014, issued at 98.974%; and

•	$700 million aggregate principal amount of 6.375% senior notes due 2019, issued at 98.358%.

In connection with the spinoff from Cardinal Health on August 31, 2009, and the above senior unsecured notes issuance, allocated debt and associated future interest from Cardinal Health presented in the contractual obligation table in our Annual Report on Form 10-K was eliminated. The following table presents the components of long term-debt and associated interest eliminated from the contractual obligations table:

	Payments Due by Period
(in million)	2010	2011- 2012	2013- 2014	Thereafter	Total
Long-Term Debt[1]	$194	$407	$195	$906	$1,702

[1]	Includes $421 million of associated interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with changes in interest rates and foreign exchange rates. We seek to manage these risks using hedging strategies that involve the use of derivative financial instruments. We do not enter into any derivative financial agreements for trading or speculative purposes.

While we believe we have designed an effective risk management program, there are inherent limitations in our ability to forecast our exposures, and therefore we cannot guarantee that our programs will completely mitigate all risks associated with unfavorable movement in either foreign exchange rates or interest rates.

Additionally, the timing of the recognition of gains and losses related to derivative instruments can be different from the recognition of the underlying economic exposure. This may impact our consolidated operating results and financial position.

Interest Rate Risk

Interest income and expense are sensitive to fluctuations in interest rates across the world. Changes in interest rates primarily affect the interest earned on our cash and equivalents and to a lesser extent the interest expense on our debt.

As of September 30, 2009, the majority of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under the our revolving credit facilities will be exposed to interest rate fluctuations as the rate on these facilities is variable. We had no amounts outstanding on our revolving credit facilities nor had any outstanding interest rate derivatives at September 30, 2009.

The tables below present information about our investment portfolio and debt obligations:

	September 30, 2009
	Maturing in Fiscal Year							Fair Market Value
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
ASSETS
Cash Equivalents
Cash	$479	$—	$—	$—	$—	$—	$479	$479
Cash Equivalents	$318	$—	$—	$—	$—	$—	$318	$318
Weighted Average Interest Rate[1]	0.3%	—	—	—	—	—	0.3%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$—	$—	$—	$250	$—	$1,150	$1,400	$1,487
Weighted Average Interest Rate	—	—	—	4.13%	—	5.89%	5.57%	—
Other Obligations	$2	$4	$1	$—	$—	$3	$10	$10
Weighted Average Interest Rate	4.12%	2.05%	5.23%	—	—	1.32%	2.5%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of a $17 million purchase discount.

	June 30, 2009
	Maturing in Fiscal Year							Fair Market Value
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
ASSETS
Cash Equivalents
Cash	$412	$—	$—	$—	$—	$—	$412	$412
Cash Equivalents	$214	$—	$—	$—	$—	$—	$214	$214
Weighted Average Interest Rate[1]	0.4%	—	—	—	—	—	0.4%	—
LIABILITIES
Debt Obligations
Allocated Corporate Debt	$129	$183	$113	$106	$—	$750	$1,281	$1,209
Weighted Average Interest Rate	1.79%	6.53%	5.31%	5.47%	—	5.44%	5.22%	—
Other Obligations	$1	$2	$1	$1	$—	$3	$8	$8
Weighted Average Interest Rate	6.35%	4.80%	4.54%	4.14%	—	1.30%	3.49%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.

Included in the table above are debt obligations and related interest expense, including the effects of interest rate swap agreements, that were allocated to CareFusion by Cardinal Health for the year ended June 30, 2009 prior to the spinoff. These allocated debt instruments were retained by Cardinal Health as a result of the spinoff and were effectively replaced with the senior notes issued on July 14, 2009. See the “Financial Condition and Liquidity” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

Foreign Currency Risk

We are a global company with operations in multiple countries, and we are a net recipient of currencies other than the U.S. dollar (USD). Accordingly, a strengthening of the USD will negatively impact revenues and gross margins expressed in consolidated USD terms. Prior to the spinoff from Cardinal Health on August 31, 2009, we used derivative financial instruments indirectly through our participation in the centralized hedging program of Cardinal Health, which was designed to minimize exposure to foreign currency risk. Cardinal Health did not hold or issue derivative financial instruments for speculative purposes.

We have currency exposure associated with existing assets and liabilities, committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. We attempt to reduce volatility associated with foreign exchange rates to allow management to focus on core operating issues. To achieve this goal, we may enter into foreign currency derivative contracts such as forwards, swaps and options with financial institutions to hedge our risks. In general, we will hedge material foreign exchange exposures up to twelve months in advance; however we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

We have identified material exposures to the business in the following currencies other than the US dollar: Australian dollar, Canadian dollar, Euro, Mexican peso and Sterling. The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign denominated receivables, payables and loans are recorded in the consolidated statement of income. To the extent that cash flow hedges qualify for hedge accounting under ASC 815 – Derivatives and Hedging (“ASC 815”), the unrealized gain or loss on the forward will be recorded to other comprehensive income (“OCI”). As the forecasted exposures are realized, the gain or loss on the forward contract will be moved from OCI to the consolidated statement of income.

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2009. No derivative instruments were outstanding at September 30, 2009.

(in millions)	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive U.S. dollar/pay foreign currency)
Australian Dollar	$19	0.7
British Pound	33	1.6
Canadian Dollar	103	1.2
Euro	167	1.4
Mexico Peso	8	13.4
New Zealand Dollar	5	0.6
South African Rand	2	8.1

Total	$337

Estimated Fair Value	$(4)

Foreign Currency Forward Contracts:
(Pay U.S. dollar/receive foreign currency)
Canadian Dollar	4	1.2
British Pound	68	1.4
Euro	25	1.6
Mexican Peso	27	13.4

Total	$124

Estimated Fair Value	$1

Foreign Currency Forward Contracts:
(Pay foreign currency/receive foreign currency)
British Pound	13	0.9

Total	$13

Estimated Fair Value	$—

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

In connection with our spinoff from Cardinal Health, several areas of internal control over financial reporting changed. These areas are primarily related to setting up corporate functions at CareFusion that previously existed at Cardinal Health. These functions that affected internal control over financial reporting include financial reporting, legal, information technology, and shared services.

In addition to the above corporate functions, CareFusion entered into a Transition Services Agreement (“TSA”) with Cardinal Health whereby certain Cardinal Health enterprise resource planning (“ERP”) systems will provide us certain accounting and reporting functions. This TSA agreement expires on June 30, 2011. We are implementing a project to transition to our own ERP systems prior to the expiration date.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our principal executive officer and our principal financial officer, concluded that no other changes in our internal control over financial reporting occurred during the period covered by this report beyond those that are described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See note 11 to the unaudited consolidated and combined financial statements.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information in this Quarterly Report on Form 10-Q in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into three groups: risks related to our business, risks related to the separation and risks related to our common stock.

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

Since February 2007, we have been subject to a consent decree with the FDA relating to our Alaris SE pumps, which alleges that such pumps did not meet the standards of the Federal Food, Drug and Cosmetic Act, or FDC Act. In February 2009, we and the FDA amended the consent decree to include all infusion pumps manufactured by or for our subsidiary that manufactures and sells infusion pumps in the United States. Without admitting the allegations contained in the amended consent decree, and in addition to the requirements of the original consent decree, we agreed, among other things, to submit a corrective action plan to the FDA to bring the Alaris System and all other infusion pumps in use in the U.S. market into compliance, have our infusion pump facilities inspected by an independent expert, and have our recall procedures and all ongoing recalls involving our infusion pumps inspected by an independent recall expert, all of which have now occurred. On June 2, 2009, the FDA notified us that the corrective action plan was acceptable and that we should begin implementation of the plan. We recorded a reserve of $18 million in the third quarter of fiscal year 2009 related to the corrective action plan. We may be obligated to pay more or less than the amount that we reserved in connection with the amended consent decree and our corrective action plan because, among other things, the cost of implementing the corrective action plan may be different than our current expectations (including as a result of changes in manufacturing, delivery and material costs), the FDA may determine that we are not fully compliant with the amended consent decree or our corrective action plan and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. Moreover, the matters addressed in the amended consent decree could lead to negative publicity that could have an adverse impact on our business. For several months of fiscal 2009, we also placed a hold on shipping the Alaris PCA module and related Alaris PC Unit while we sought FDA clearance for a software correction under the corrective action plan. We received the required clearance in July 2009, and we subsequently resumed shipments. The amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may also be required to pay monetary damages if we fail to comply with any provision of the amended consent decree. See note 11 to the unaudited combined financial statements for more information. Any of the foregoing matters could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

We are involved in a number of legal proceedings. Legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business, or we may enter into settlements of claims for monetary damages. Future court decisions and legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales to customers outside of the United States made up approximately 31% of our revenue in the quarter ended September 30, 2009 and we expect that non-U.S. sales will contribute to future growth. The risks associated with our operations outside the United States include:

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

We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the U.S. federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. See note 10 to the unaudited consolidated and combined financial statements for a discussion of Notices of Proposed Adjustment received during fiscal year 2008.

Our reserves against disputed tax obligations may ultimately prove to be insufficient.

The IRS currently has ongoing audits of fiscal years 2001 through 2007 for Cardinal Health. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the tax years 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. We and Cardinal Health disagree with the IRS regarding the application of the U.S. Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. Although we believe that we have provided an appropriate contingent tax reserve for these matters we may not be fully reserved for this matter and it is possible that we may be obligated to pay an amount in excess of the reserve, including the full amount that the IRS is seeking. The tax matters agreement that we entered into with Cardinal Health specifies that this matter, including the control of audit proceedings and payment of any additional liability, is our responsibility. Any such obligation could have an adverse effect on our results of operations and financial condition. See note 10 to the unaudited consolidated and combined financial statements for a discussion of Notices of Proposed Adjustment received during fiscal year 2008.

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

The unaudited consolidated and combined financial statements included in this Form 10-Q and audited combined financial statements for our fiscal year ended June 30, 2009, filed with the SEC on Form 8-K on November 13, 2009 do not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases we made of our common stock during the quarter ended September 30, 2009:

Issuer Purchases of Equity Securities
Period[1]	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publically Announced Program
September 1 – 30, 2009	1,571	$19.61	—	$—

[1]	CareFusion stock was not traded before September 1, 2009 therefore, periods prior to the trading date are not presented.
[2]	Represents restricted share awards surrendered in September 2009 by employees upon vesting to meet tax withholding obligations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to our spinoff from Cardinal Health on August 31, 2009, Cardinal Health took a number of actions in its capacity as our sole stockholder. On July 17, 2009, Cardinal Health approved the separation agreement and other transaction documents related to the spinoff, as well as the consummation of the spinoff transactions. On August 19, 2009, Cardinal Health set the size of our Board of Directors at four Directors and approved the election of David L. Schlotterbeck, Philip L. Francis, J. Michael Losh and Michael D. O’Halleran to our Board.

On August 27, 2009, Cardinal Health took several actions as part of our annual meeting of stockholders, including the approval of a stock split to enable the distribution of our common stock in the spinoff, our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws and our 2009 Long-Term Incentive Plan. Cardinal Health also ratified the selection of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending June 30, 2010. In addition, Cardinal Health set the size of our Board of Directors at nine Directors and approved the election of the following Directors:

Director	Class	Term
David L. Schlotterbeck	Class I	2010
Dr. Edward D. Miller	Class I	2010
J. Michael Losh	Class I	2010
Robert P. Wayman	Class II	2011
Dr. Jacqueline B. Kosecoff	Class II	2011
Michael D. O’Halleran	Class II	2011
Gregory T. Lucier	Class III	2012
Robert F. Friel	Class III	2012
Philip L. Francis	Class III	2012

Our Board of Directors consists of the nine Directors set forth above, each of whom was elected by unanimous vote of Cardinal Health. As set forth above, the term of office of each Director varies by Class. Our Class I directors will have their terms expire at the first annual meeting of stockholders following the spinoff, which we expect to hold in 2010. Our Class II directors will have their terms expire at the following year’s annual meeting of stockholders, which we expect to hold in 2011. Our Class III directors will have their terms expire at the following year’s annual meeting of stockholders, which we expect to hold in 2012.

Other than the actions taken by Cardinal Health set forth above, there were no matters submitted to a vote of our security holders during the quarter ended September 30, 2009.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Separation Agreement, dated July 22, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).†

3.1	Amended and Restated Certificate of Incorporation of CareFusion Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161611).

3.2	Amended and Restated By-Laws of CareFusion Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161611).

4.1	Stockholder’s and Registration Rights Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

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

Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

10.1	Transition Services Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.2	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.3	Employee Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.4	Form of Indemnification Agreement between CareFusion Corporation and individual directors (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on June 26, 2009, File No. 1-34273).

10.5	Form of Indemnification Agreement between CareFusion Corporation and individual officers (incorporated by reference to Exhibit 10.6 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on June 26, 2009, File No. 1-34273).

10.6	Employment Agreement, dated August 31, 2009, between CareFusion Corporation and David L. Schlotterbeck, including forms of Retention Award Agreements for Nonqualified Stock Options and Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009, File No. 1-34273). #

10.7	Form of Executive Officer Offer Letter (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.8	Form of Director Offer Letter (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.9	Three Year Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K dated July 6, 2009, File No. 1-34273).

10.10	364-Day Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K dated July 6, 2009, File No. 1-34273).

10.11	Bridge Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and joint book managers, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K dated July 6, 2009, File No. 1-34273).

10.12	Purchase Agreement, dated July 14, 2009, among CareFusion Corporation, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

10.13	CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161615). #

10.14	Form of Nonqualified Stock Option Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.15	Form of Performance Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.16	Form of Restricted Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.17	Form of Restricted Stock Units Agreement for Directors under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.62 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.18	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.19	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.20	Form of terms and conditions applicable to restricted shares under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.65 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.21	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.66 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.22	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.67 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.23	Form of terms and conditions applicable to restricted shares under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.68 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.24	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for directors of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.69 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.25	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for directors of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.70 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.26	CareFusion Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161611). #

10.27	CareFusion Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.72 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.28	CareFusion Corporation Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.73 to the Company’s Form 10-K filed on September 15, 2009, File No. 1-34273). #

10.29	Retention Agreement, dated October 15, 2009, between CareFusion Corporation and Dwight Winstead, including a Retention Award and Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2009, File No. 1-34273). #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	The schedules and exhibits to the Separation Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission supplementally upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2009.

CAREFUSION CORPORATION

By:	/S/ EDWARD J. BORKOWSKI
Edward J. Borkowski, Chief Financial Officer