Form 10-Q
period 2009-12-31
CareFusion Corp
filed 2010-02-16
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34273

CareFusion Corporation

(Exact name of Registrant as specified in its charter)

Delaware	26-4123274
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3750 Torrey View Court

San Diego, CA 92130

Telephone: (858) 617-2000

(Address of principal executive offices, zip code and

Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares as of the registrant’s common stock, as of February 2, 2010 was 221,644,890.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Quarterly Report on Form 10-Q under “Item 1A—Risk Factors”. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2009	2008	2009	2008
Revenue	$1,019	$969	$1,942	$1,884
Cost of Products Sold	541	495	1,013	973

Gross Margin	478	474	929	911

Selling, General and Administrative Expenses	305	256	602	536
Research and Development Expenses	37	41	73	78
Restructuring and Acquisition Integration Charges	9	5	10	35

Operating Income	127	172	244	262

Interest Expense and Other, Net	24	23	66	55

Income Before Income Tax	103	149	178	207
Provision for Income Tax	30	42	50	70

Income from Continuing Operations	73	107	128	137
Income (Loss) from Discontinued Operations, Net of Tax	(3)	81	23	164

Net Income	$70	$188	$151	$301

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.33	$0.48	$0.58	$0.62
Discontinued Operations	$(0.01)	$0.37	$0.11	$0.74
Basic Earnings per Common Share	$0.32	$0.85	$0.69	$1.36

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.33	$0.48	$0.58	$0.62
Discontinued Operations	$(0.01)	$0.37	$0.11	$0.74
Diluted Earnings per Common Share	$0.32	$0.85	$0.68	$1.36

Weighted-Average Number of Common Shares Outstanding:
Basic	220.8	220.5	220.7	220.5
Diluted	222.2	220.5	221.7	220.5

See accompanying notes to condensed consolidated and combined financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(unaudited)

(in millions, except per share amounts)	December 31, 2009	June 30, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$970	$626
Trade Receivables, Net	539	473
Current Portion of Net Investment in Sales-Type Leases	388	391
Inventories, Net	462	429
Prepaid Expenses and Other	123	62
Current Assets of Discontinued Operations	—	409

Total Current Assets	2,482	2,390

Property and Equipment, Net	434	396
Net Investment in Sales-Type Leases, Less Current Portion	931	919
Goodwill	2,901	2,903
Intangible Assets, Net	869	896
Other Assets	103	57
Non-Current Assets of Discontinued Operations	—	788

Total Assets	$7,720	$8,349

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings, Including Debt Allocated from Parent of $129 at June 30, 2009	$6	$130
Accounts Payable	202	100
Other Accrued Liabilities	505	412
Current Liabilities of Discontinued Operations	—	120

Total Current Liabilities	713	762

Long-Term Obligations, Less Current Portion, Including Debt Allocated from Parent of $1,152 at June 30, 2009	1,386	1,159
Deferred Income Tax and Other Liabilities	885	863
Non-Current Liabilities of Discontinued Operations	—	114

Total Liabilities	2,984	2,898

Commitments and Contingencies

Stockholders’ Equity or Parent Company Investment:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding—None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding—221.5 at December 31, 2009	2	—
Additional Paid-in Capital	4,681	—
Retained Earnings	78	—
Parent Company Investment	—	5,506
Accumulated Other Comprehensive Loss	(25)	(55)

Total Stockholders’ Equity or Parent Company Investment	4,736	5,451

Total Liabilities and Stockholders’ Equity or Parent Company Investment	$7,720	$8,349

See accompanying notes to condensed consolidated and combined financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

(in millions)	Common Stock		Parent Company Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balances at July 1, 2009	—	$—	$5,506	$—	$—	$(55)	$5,451
Net Income from July 1, 2009 to August 31, 2009	—	—	73	—	—	—	73
Net Transfers from Parent	—	—	1,453	—	—	—	1,453
Businesses Retained by Cardinal Health	—	—	(1,006)	—	—	26	(980)
Dividend to Cardinal Health	—	—	(1,374)	—	—	—	(1,374)
Conversion of Net Investment in CareFusion into Capital	221.2	2	(4,652)	4,650	—	—	—
Net Income from September 1, 2009 to September 30, 2009	—	—	—	—	8	—	8
Stock Option Exercises	0.1	—	—	1	—	—	1
Share-based Compensation	—	—	—	13	—	—	13
Foreign Currency Translation Adjustments	—	—	—	—	—	(10)	(10)

Balances at September 30, 2009	221.3	2	—	4,664	8	(39)	4,635
Net Income	—	—	—	—	70	—	70
Stock Option Exercises	0.2	—	—	4	—	—	4
Share-based Compensation	—	—	—	17	—	—	17
Foreign Currency Translation Adjustments	—	—	—	—	—	12	12
Other	—	—	—	(4)	—	2	(2)

Balances at December 31, 2009	221.5	$2	$—	$4,681	$78	$(25)	$4,736

See accompanying notes to condensed consolidated and combined financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31,
(in millions)	2009	2008
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$626	$480

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$157	$127

Cash Flows from Operating Activities:
Net Income	151	301
Income from Discontinued Operations	23	164

Income from Continuing Operations	128	137

Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	84	81
Other Non-Cash Items	77	40
Change in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(26)	98
Increase in Inventories	(9)	(38)
Increase in Net Investment in Sales-Type Leases	(8)	(33)
Increase (Decrease) in Accounts Payable	45	(1)
Other Accrued Liabilities and Operating Items, Net	60	(162)

Net Cash Provided by Operating Activities—Continuing Operations	351	122
Net Cash (Used in) Provided by Operating Activities—Discontinued Operations	(2)	184

Net Cash Provided by Operating Activities	349	306

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities—Continuing Operations	(39)	(52)
Net Cash Used in Investing Activities—Discontinued Operations	(1)	(3)

Net Cash Used in Investing Activities	(40)	(55)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	1,378	—
Bridge Facility Fees and Debt Issuance Costs	(29)	—
Dividend Payment to Cardinal Health	(1,374)	—
Net Cash Transfer from (to) Cardinal Health	46	(328)
Other Financing Activities	—	(3)

Net Cash Provided by (Used in) Financing Activities—Continuing Operations	21	(331)
Net Cash Used in Financing Activities—Discontinued Operations	(154)	(202)

Net Cash Used in Financing Activities	(133)	(533)

Effect of Exchange Rate Changes on Cash—Continuing Operations	11	(52)
Effect of Exchange Rate Changes on Cash—Discontinued Operations	—	(2)

Net Effect of Exchange Rate on Cash	11	(54)

Net Increase (Decrease) in Cash and Cash Equivalents—Continuing Operations	344	(313)
Net Decrease in Cash and Cash Equivalents—Discontinued Operations	(157)	(23)

Cash and Cash Equivalents at December 31, Attributable to Continuing Operations	$970	$167

Cash and Cash Equivalents at December 31, Attributable to Discontinued Operations	$—	$104

See accompanying notes to condensed consolidated and combined financial statements

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

General. References in these notes to the condensed consolidated and combined financial statements to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our,” “the company” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in notes to the condensed consolidated and combined financial statements to “Cardinal Health” refer to Cardinal Health, Inc., an Ohio corporation, and its consolidated subsidiaries.

The condensed consolidated and combined financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated and combined financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The combined balance sheet at June 30, 2009 has been derived from the audited combined financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for our fiscal year ended June 30, 2009, filed with the SEC on Form 8-K on November 13, 2009 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, February 16, 2010, which is the date the financial statements contained herein were filed with the SEC.

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

Basis of Presentation. The condensed consolidated and combined financial statements reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. market that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff, and are presented in these financial statements as discontinued operations. Our

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

condensed consolidated and combined financial statements do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods prior to the spinoff from Cardinal Health.

New Accounting Pronouncements (Adopted during Fiscal Year 2010)

SFAS No. 168. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Under the new ASC, SFAS No. 168 is referred to as ASC 105—Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 in the first quarter of fiscal year 2010; this adoption did not have any impact on our financial condition, results of operations or cash flows.

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision of SFAS No. 141, and codified as ASC 805—Business Combinations (“ASC 805”). In general, ASC 805 expands the definition of a business and transactions that are accounted for as business combinations. In addition, ASC 805 generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. ASC 805 is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. We adopted ASC 805 in the first quarter of fiscal year 2010; this adoption did not have any impact on our financial condition, results of operations or cash flows.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, and codified as ASC 810—Consolidations (“ASC 810”). In general, ASC 810 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statements of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. ASC 810 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 810 in the first quarter of fiscal year 2010; this adoption did not have any impact on our financial condition, results of operations or cash flows.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and codified as ASC 820—Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows. We adopted the provisions for nonfinancial assets and liabilities in the first quarter of fiscal year 2010; this adoption did not have any impact on our financial condition, results of operations or cash flows.

New Accounting Pronouncements (Not Yet Adopted)

ASU 2009-13. In October 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends ASC 605-25—Revenue Recognition—Multiple-Element Arrangements. The update replaces the concept of allocating revenue consideration amongst deliverables in a multi-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. We will adopt the amendment provisions of ASU 2009-13 in the first quarter of fiscal year 2011. We are in the process of determining the effect, if any, the adoption of ASU 2009-13 will have on our financial condition, results of operations and cash flows.

ASU 2009-14. In October 2009, the FASB issued ASU 2009-14—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605—Revenue Recognition—Software. ASU 2009-14 changes the accounting model in revenue arrangements for products which include both tangible and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. We will adopt the amendment provisions of ASU 2009-14 in the first quarter of fiscal year 2011. We are in the process of determining the effect, if any, the adoption of ASU 2009-14 will have on our financial condition, results of operations and cash flows.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Audiology Business

During the first quarter of fiscal year 2010, management committed to a plan to dispose of its Audiology business which produces and markets hearing diagnostic equipment. As a result of being held for sale, the assets of the Audiology business were written down to fair value less costs to sell, resulting in a pre-tax impairment charge of $7 million. On October 1, 2009, we completed the sale of the Audiology business, resulting in a total loss from discontinued operations associated with the Audiology business of $7 million, which includes a $3 million loss recorded in the second quarter of fiscal 2010 related to the write-off of non-deductible goodwill associated with the closing. At the closing of the sale, we received approximately $28 million in cash, which was the final adjusted purchase price.

Summarized selected financial information for the businesses retained by Cardinal Health and the Audiology business for the quarters and six months ended December 31, 2009 and 2008, is as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Revenue	$—	$224	$165	$450
Operating Income	$—	$27	$37	$79
Impairment of the Audiology Business	$—	$—	$7	$—
Income Before Income Tax	$—	$86	$59	$191
Provision for Income Tax	$3	$5	$36	$27
Income (Loss) from Discontinued Operations, Net of Tax	$(3)	$81	$23	$164

The assets and liabilities of discontinued operations are stated separately as of June 30, 2009, in the condensed consolidated and combined balance sheet and are comprised of the following items:

(in millions)	June 30, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$157
Trade Receivables, Net	79
Inventories, Net	134
Other Assets	39

Current Assets of Discontinued Operations	409

Property and Equipment, Net	178
Goodwill	585
Other Assets	25

Total Assets of Discontinued Operations	$1,197

LIABILITIES
Current Liabilities:
Accounts Payable	$54
Other Liabilities	66

Current Liabilities of Discontinued Operations	120

Deferred Income Tax and Other Liabilities	114

Total Liabilities of Discontinued Operations	$234

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All discontinued operations businesses presented were previously included in the Medical Technologies and Services segment.

NOTE 3. EARNINGS PER SHARE

For the quarter and six months ended December 31, 2009, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarter and six months ended December 31, 2009:

(in millions)	Quarter Ended December 31, 2009	Six Months Ended December 31, 2009
Denominator for Basic Earnings per Share	220.8	220.7
Effect of Dilutive Securities:
Stock Options	0.5	0.3
Restricted Stock Awards, Restricted Stock Units and Performance Share Units	0.9	0.7

Denominator for Diluted Earnings per Share—Adjusted for Dilutive Securities	222.2	221.7

Antidilutive stock options were excluded from the computation of diluted earnings per share because the stock options’ exercise prices were greater than the average market price of the common shares. Antidilutive stock options excluded from the calculation of diluted earnings per share were as follows for the quarter and six months ended December 31, 2009:

	Quarter Ended December 31, 2009	Six Months Ended December 31, 2009
Number of Stock Options (shares in millions)	11.7	11.2
Weighted Average Exercise Price	$28.81	$29.80

For the quarter and six months ended December 31, 2008, basic and diluted earnings per common share are computed using the number of shares of our common stock outstanding on August 31, 2009, the date which CareFusion common stock was distributed to shareholders of Cardinal Health. Unvested shares of restricted stock are excluded from the basic shares outstanding.

Basic and diluted per share amounts are computed independently in the condensed consolidated and combined statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.

NOTE 4. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring charges are recorded in accordance with ASC 420—Exit or Disposal Cost Obligations (“ASC 420”). Under ASC 420, a liability is measured at its fair value and recognized as incurred. Acquisition integration charges are expensed as incurred.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of restructuring and acquisition integration charges for the quarters and six months ended December 31, 2009 and 2008:

	Quarter Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Restructuring Charges	$8	$2	$9	$27
Acquisition Integration Charges	1	3	1	8

Total Restructuring and Acquisition Integration Charges	$9	$5	$10	$35

Restructuring Charges

In fiscal year 2009, we launched a series of restructuring programs with the goals to provide improved management focus through the re-alignment of the management structure and lowering the cost structure through a reduction in global workforce. The entire restructuring program is expected to result in $67 million in pre-tax charges, which is a reduction of our previously estimated amount of $73 million reported at June 30, 2009. This change is mainly a result of slight modifications to the plan and the effect of certain employees leaving before their jobs were eliminated. As of December 31, 2009, we had recorded $66 million of the expected $67 million pre-tax restructuring charges. We expect the programs to be substantially complete by the end of fiscal year 2010.

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

The following table segregates our restructuring charges into our reportable segments for the quarters and six months ended December 31, 2009 and 2008:

	Quarter Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Medical Technologies and Services	$3	$1	$3	$10
Critical Care Technologies	5	1	6	17

Total Restructuring Charges	$8	$2	$9	$27

During the quarters and six months ended December 31, 2009 and 2008, our restructuring costs primarily consist of severance accrued upon either communication of terms to employees or over the required service period, outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring Accrual Rollforward. The following table summarizes activity related to liabilities associated with our restructuring charges, which is included within “Other Accrued Liabilities” in the condensed consolidated and combined balance sheets:

(in millions)
Balance at June 30, 2009	$17
Additions	9
Payments	(11)

Balance at December 31, 2009	$15

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during fiscal year 2009 and 2010 were primarily a result of the acquisition of Viasys Healthcare.

Certain acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

NOTE 5. INVENTORIES

Inventories, accounted for on a currently adjusted standard basis (which approximates cost on a first-in, first-out basis) consisted of the following:

(in millions)	December 31, 2009	June 30, 2009
Finished Goods	$331	$311
Work-in-Process	39	31
Raw Materials	142	133

	512	475
Reserve for Excess and Obsolete Inventories	(50)	(46)

Inventories, Net	$462	$429

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in millions)	December 31, 2009	June 30, 2009
Land, Buildings and Improvements	$178	$177
Machinery and Equipment	720	664
Furniture and Fixtures	29	28

	927	869
Accumulated Depreciation	(493)	(473)

Property and Equipment, Net	$434	$396

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Depreciation expense was $25 million and $24 million for the quarters ended December 31, 2009 and 2008, respectively, and $47 million and $45 million for the six months ended December 31, 2009 and 2008, respectively. We expense repairs and maintenance expenditures as incurred.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2009	$2,903
Goodwill Related to the Divestiture or Closure of Businesses, and Other Adjustments	(2)

Balance at December 31, 2009	$2,901

As of December 31, 2009, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,136 million and $765 million, respectively.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives, which range from three to 20 years. The detail of other intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangible	Accumulated Amortization	Net Intangible
December 31, 2009
Unamortized Intangibles:
Trademarks and Patents	Indefinite	$336	$—	$336

Total Unamortized Intangibles		336	—	336
Amortized Intangibles:
Trademarks and Patents	10	308	120	188
Non-Compete Agreements	5	3	2	1
Customer Relationships	14	493	159	334
Other	9	33	23	10

Total Amortized Intangibles	12	837	304	533

Total Intangibles		$1,173	$304	$869

June 30, 2009
Unamortized Intangibles:
Trademarks and Patents	Indefinite	$337	$—	$337

Total Unamortized Intangibles		337	—	337
Amortized Intangibles:
Trademarks and Patents	10	292	97	195
Non-Compete Agreements	5	3	2	1
Customer Relationships	14	497	146	351
Other	9	34	22	12

Total Amortized Intangibles	13	826	267	559

Total Intangibles		$1,163	$267	$896

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense is as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Amortization Expense	$18	$18	$37	$36

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2010	2011	2012	2013	2014
Amortization Expense	$74	$71	$68	$46	$45

NOTE 8. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The computation of comprehensive income for the quarters and six months ended December 31, 2009 and 2008, is as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Net Income	$70	$188	$151	$301
Foreign Currency Translation Adjustments	12	(81)	2	(139)
Unrealized Loss on Derivatives, Less Reclassifications	2	—	3	—

Comprehensive Income, Net of Tax	$84	$107	$156	$162

The components of accumulated other comprehensive loss consisted of the following:

	December 31,	June 30,
(in millions)	2009	2009
Foreign Currency Translation Adjustments[1]	$(17)	$(43)
Unrealized Losses on Derivative Instruments[2]	(3)	(6)
Minimum Pension Liability	(4)	(4)
Other	(1)	(2)

Accumulated Other Comprehensive Loss	$(25)	$(55)

[1]	Included within the $(43) million of foreign currency translation adjustments as of June 30, 2009 is $(23) million associated with discontinued operations.
[2]	Included within the $(6) million of net unrealized loss on derivative instruments as of June 30, 2009 is $(2) million associated with discontinued operations.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9. BORROWINGS

Borrowings consisted of the following:

(in millions)	December 31, 2009	June 30, 2009
Senior Notes due 2012, 4.125% Less Unamortized Discount of $1.5 million at December 31, 2009, Effective Rate 4.37%	$248	$—
Senior Notes due 2014, 5.125% Less Unamortized Discount of $4.3 million at December 31, 2009, Effective Rate 5.36%	446	—
Senior Notes due 2019, 6.375% Less Unamortized Discount of $11.1 million at December 31, 2009, Effective Rate 6.60%	689	—
Other Obligations; Interest Averaging 2.60% at December 31, 2009 and 3.30% at June 30, 2009, Due in Varying Installments through 2013	9	8
Debt Allocated from Parent	—	1,281

Total Borrowings	1,392	1,289
Less: Current Portion	6	130

Long-Term Portion	$1,386	$1,159

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

In connection with the issuance of the senior notes, we entered into a registration rights agreement with the initial purchasers of the notes pursuant to which we agreed to file a registration statement with the SEC to conduct an exchange offer for the notes. In accordance with the registration rights agreement, we filed a Form S-4 with the SEC and conducted an exchange offer for the notes, which we completed on February 4, 2010. The purpose of the exchange offer was to allow the holders of the senior notes, which were issued in a private placement transaction and were subject to transfer restrictions, to exchange their notes for new notes that did not have these restrictions and are registered under the Securities Act. All of the outstanding senior notes were exchanged in the exchange offer. Following the exchange offer, we continue to have $1.4 billion aggregate principal amount of senior notes outstanding.

Revolving Credit Facilities. On July 1, 2009, we entered into two senior unsecured revolving credit facilities with an aggregate available principal amount of $720 million, allocated as follows:

•	$240 million—364-day revolving credit facility (maturing August 30, 2010); and

•	$480 million—three-year revolving credit facility (maturing August 31, 2012)

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Borrowings under the 364-day revolving credit facility bear interest at a floating rate per annum based upon the London Interbank Offered Rate (“LIBOR”) or alternate base rate (“ABR”), in each case, plus an applicable margin, which in the case of LIBOR varies from 2.2% to 3.5% based upon CareFusion’s debt ratings and in the case of ABR varies from 1.2% to 2.5% based upon CareFusion’s debt ratings. At December 31, 2009 we had no amounts outstanding under our 364-day revolving credit facility.

Borrowings under the three-year revolving credit facility bear interest at a floating rate per annum based upon the LIBOR or the alternate base rate ABR, in each case, plus an applicable margin, which in the case of LIBOR varies from 2.1% to 3.375% depending on CareFusion’s debt ratings and in the case of ABR varies from 1.1% to 2.375% depending on CareFusion’s debt ratings. The commitments under the three-year revolving credit facility are subject to increase, upon our request and consent by the lenders, by up to an aggregate of $30 million. Subject to customary covenants, the three-year revolving credit facility allows for the stated borrowing amount, including $25 million of standby letters of credit. At December 31, 2009, we had $2 million of standby letters of credit outstanding, reducing our available capacity under the three-year revolving credit facilities to $478 million.

The revolving credit facilities contain several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, investments, dispositions, restricted payments, transactions with affiliates, change in control and sale and lease-back transactions. The revolving credit facilities also require that we maintain certain interest coverage and maximum leverage ratios. We were in compliance with all of our revolving credit agreement covenants at December 31, 2009. All obligations under the revolving credit facilities are guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.

Other Borrowings. We maintain other short-term credit facilities and letter of credit facilities that allow for borrowings up to $41 million and $49 million at December 31, 2009 and June 30, 2009, respectively. At December 31, 2009, we had $4 million of borrowings drawn and $17 million of standby letters of credit outstanding on these facilities. At June 30, 2009, we had $4 million of borrowings drawn and $12 million of standby letters of credit outstanding on these facilities. The remaining $5 million and $4 million balance of other obligations at December 31, 2009 and June 30, 2009, respectively, consisted primarily of additional notes, loans and capital leases. Obligations related to capital leases are secured by the underlying assets.

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

Debt Allocated from Parent. Cardinal Health historically used a centralized approach to U.S. domestic cash management and financing of its operations, excluding debt directly incurred by any of its businesses, such as debt assumed in an acquisition or certain capital lease obligations. Prior to the completion of the spinoff, the majority of our U.S. domestic cash was transferred to Cardinal Health daily and Cardinal Health funded our operating and investing activities as needed. A portion of Cardinal Health’s consolidated debt, which consists primarily of fixed rate public debt, was allocated to us based on the debt levels consistent with an investment grade credit rating, including amounts directly incurred. The allocated debt amounts, presented as “Debt Allocated from Parent” on the June 30, 2009 combined balance sheet were classified based on the maturities of

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cardinal Health’s underlying debt. Net interest expense was allocated in the same proportions as debt and includes the effect of interest rate swap agreements designated as fair value hedges.

We believe the allocation basis for debt and net interest expense is reasonable based on the debt levels consistent with an investment grade credit rating for us. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for the periods presented prior to the spinoff.

Fair Value Disclosures

The estimated fair value of our long-term obligations and other short-term borrowings was $1,495 million and $1,217 million as compared to the carrying amounts of $1,392 million and $1,289 million at December 31, 2009 and June 30, 2009, respectively. The fair value of our senior notes at December 31, 2009 was based on similar notes for issuers with the same credit ratings as us. The fair value of the other obligations at December 31, 2009 and June 30, 2009, including debt allocated to us by Cardinal Health, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

NOTE 10. INCOME TAX

Income taxes are computed on a basis consistent with the interim period tax expense requirements of ASC 270—Interim Reporting (“ASC 270”). For the period July 1, 2009 through the spinoff date from Cardinal Health on August 31, 2009, our operations were included in the consolidated income tax returns of Cardinal Health. However, income taxes were calculated and provided for CareFusion on a separate return basis for the quarter and six months ended December 31, 2009, as well as the quarter and six months ended December 31, 2008. The amount of liabilities related to income taxes prior to the spinoff that were retained by Cardinal Health were reflected in “Parent Company Investment” in the condensed consolidated statement of stockholders’ equity.

The effective tax rate was 29.4% and 28.3%, respectively, for the quarter and six months ended December 31, 2009, as compared to 28.2% and 33.8%, respectively, for the quarter and six months ended December 31, 2008.

The difference in the effective rate for the quarter and six months ended December 31, 2009 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate partially offset by non-deductible items and state income taxes.

The difference in the effective tax rate for the quarter and six months ended December 31, 2008 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable tax adjustments for accrued interest related to proposed tax assessments and state tax rate adjustments.

Our operations were historically included in Cardinal Health’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. Effective for the period beginning September 1, 2009, we will file stand-alone income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions.

The Internal Revenue Service (“IRS”), currently has ongoing audits of Cardinal Health’s consolidated U.S. income tax returns for fiscal years 2001 through 2007. Prior to the spinoff, we and Cardinal Health entered into a

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes. The tax matters agreement generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility.

During the quarter ended September 30, 2008, Cardinal Health received a proposed adjustment from the IRS for the tax years 2003 through 2005 related to transfer pricing arrangements between our foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS totals $462 million, excluding penalties and interest, which may be significant. We disagree with the IRS regarding its application of the U.S. Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. Although we believe that we have provided adequate contingent tax reserves for these matters under ASC 740, we may not be fully reserved for this matter and it is possible that we may be obligated to pay an amount in excess of the reserve, including the full amount that the IRS is seeking.

We had unrecognized tax benefits of approximately $226 million and $197 million related to various U.S. and foreign jurisdictions at December 31, 2009 and June 30, 2009, respectively. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $189 million and $168 million at December 31, 2009 and June 30, 2009, respectively. Currently, there is insufficient information related to any possible federal, state or foreign audit to quantify any changes in the unrecognized tax benefits that may occur in the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2009 and June 30, 2009, the total balance of accrued interest and penalties related to uncertain tax positions was $48 million and $42 million, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We accrue for contingencies related to litigation in accordance with ASC 450—Contingencies (“ASC 450”), which requires us to assess contingencies to determine the degree of probability and range of possible loss. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

FDA Consent Decree. We are operating under an amended consent decree with the U.S. Food and Drug Administration (“FDA”), related to our infusion pump business in the United States. We entered into a consent decree with the FDA in February 2007 related to our Alaris SE pumps (the “Consent Decree”), and in February 2009, we amended the consent decree (the “Amended Consent Decree”), to include the Alaris System and all other infusion pumps manufactured by or for CareFusion 303, Inc., our subsidiary that manufactures and sells infusion pumps in the United States. The Amended Consent Decree does not apply to intravenous administration sets and accessories.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We have been working to satisfy the requirements of the Amended Consent Decree, which included the requirements of the Consent Decree. In accordance with the Consent Decree, we halted all manufacturing and marketing of our Alaris SE pumps. In addition, we reconditioned Alaris SE pumps that had been seized by the FDA, remediated Alaris SE pumps in use by customers and had an independent expert inspect the Alaris SE pump facilities and provide a certification to the FDA as to compliance. In accordance with the Amended Consent Decree, we are implementing a corrective action plan to bring the Alaris System and all other infusion pumps in use in the U.S. market into compliance and had an independent expert inspect our infusion pump facilities and our recall procedures and provide certifications to the FDA as to compliance. In January 2010, we announced that the FDA had given us permission to resume the manufacturing and marketing of our Alaris SE pumps. We continue to remain subject to the other aspects of the Amended Consent Decree. The Amended Consent Decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the Amended Consent Decree, up to $15 million per year.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

There were no derivative instruments outstanding at December 31, 2009.

Cash Flow Hedges. We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The cash flow impact of fair value hedges is included in the condensed consolidated and combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

At June 30, 2009, we held forward contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged were the Canadian dollar, European euro, Mexican peso, British pound, and Australian dollar. These forward contracts were all settled prior to September 30, 2009.

The following table summarizes the outstanding cash flow hedges as of June 30, 2009:

	June 30, 2009
(in millions)	Notional Amount	Maturity Dates
Foreign Currency Forward Contracts	$160	Through June 2010

At December 31, 2009 and June 30, 2009, we had $3 million and $4 million, respectively, of losses included in OCI for foreign currency forward derivative contracts designated as cash flow hedges. The December 31, 2009 balance will be reclassified to earnings over the next six months, based on the timing of the underlying cash flow event. We reclassified $1 million of losses from OCI into Revenue and $2 million of losses from OCI into Cost of Products Sold for the quarter and six months ended December 31, 2009, respectively. During the quarter and six months ended December 31, 2008, we reclassified immaterial amounts from OCI into earnings.

Fair Value (Non-Designated) Hedges. We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

instruments are adjusted to current market value at the end of each period. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the condensed consolidated and combined statements of income in “Interest Expense and Other, Net” at the end of each period. The cash flow impact of fair value hedges is included in the condensed consolidated and combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”. There were no fair value hedges outstanding at December 31, 2009.

The following table summarizes the economic derivative instruments outstanding as of June 30, 2009:

	June 30, 2009
(in millions)	Notional Amount	Maturity Date
Foreign Currency Forward Contracts	$314	July 2009

We recognized gains within Interest Expense and Other, Net, for foreign currency forward contracts of $7 million for the quarter ended December 31, 2008. No amounts were recognized for the quarter ended December 31, 2009. We recognized $5 million in losses and $4 million in gains within Interest Expense and Other, Net, for foreign currency forward contracts for the six months ended December 31, 2009 and 2008, respectively.

The following is a summary of the fair value loss on our derivative instruments, based upon the estimated amount that we would pay to terminate the contracts based on quoted market prices for the same or similar instruments as of June 30, 2009:

	June 30, 2009
(in millions)	Notional Amount	Fair Value Gain/(Loss)
Foreign Currency Forward Contracts	$474	$(4)

There were no outstanding derivative contracts at December 31, 2009.

Fair Value Measurements

ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

•	Level 1—Observable prices in active markets for identical assets and liabilities;

•

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at December 31, 2009:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents	$779	$—	$—	$779
Other Investments	8	—	—	8

Total	$787	$—	$—	$787

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as other long-term assets with an offsetting balance in other long-term liabilities, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments.

NOTE 13. RELATED PARTY TRANSACTIONS AND PARENT COMPANY EQUITY

The following paragraphs discuss related party transactions with Cardinal Health and how they were accounted for in our financial statements.

Allocation of General Corporate Expenses. The condensed consolidated and combined financial statements include expense allocations for certain functions that were historically provided by Cardinal Health, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other appropriate measure. Prior to July 1, 2009, we operated as a component of Cardinal Health, and therefore we were allocated expenses associated with the functions described above. As of July 1, 2009, we began operating as a wholly-owned subsidiary of Cardinal Health and therefore received significantly less expense allocations as the majority of these allocations were replaced with directly incurred expenditures at the CareFusion level. We were allocated $19 million and $203 million, for the two months ended August 31, 2009 and the six months ended December 31, 2008, respectively, of general corporate expenses incurred by Cardinal Health which is included within “Selling, General and Administrative Expenses” (“SG&A”) expenses in the condensed consolidated and combined statements of income. Included within the $203 million of SG&A expenses allocated to us from Cardinal Health for the six months ended December 31, 2008, is $11 million allocable to discontinued operations. No amount of the $19 million was allocated to discontinued operations for the two months ended August 31, 2009.

On August 31, 2009, we completed the spinoff from Cardinal Health and our Transition Service Agreement (“TSA”), went into effect (see below). Charges incurred as a result of the TSA were $43 million for the quarter ended December 31, 2009 and $55 million for the six months ended December 31, 2009.

Related Party Sales. Historically, we sold certain medical products and supplies through the medical distribution business of Cardinal Health. Title for these products transferred to Cardinal Health when we sold the products to

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

their medical distribution channels, however, we recognized product revenue on these sales primarily when title transferred to the end customer, which was typically upon receipt by the end customer. Our product revenue related to these related party sales totaled $180 million and $476 million for the two months ended August 31, 2009 and the six months ended December 31, 2008, respectively. Included within these amounts are $72 million and $208 million associated with discontinued operations for the two months ended August 31, 2009 and the six months ended December 31, 2008, respectively.

Inventory held in Cardinal Health distribution centers associated with these sales prior to the spinoff was $93 million at June 30, 2009. Included within the $93 million of the inventory associated with these sales as of June 30, 2009 is $38 million associated with discontinued operations.

Prior to the spinoff, the accounts receivable associated with these customer sales was maintained by Cardinal Health. The amount of accounts receivable allocated to us was $129 million at June 30, 2009. Included within the $129 million of accounts receivable allocated to us as of June 30, 2009 was $47 million associated with discontinued operations.

Upon the spinoff, we entered into a distribution agreement with Cardinal Health which states that Cardinal Health will continue to distribute certain of our products and supplies through its medical distribution business. In addition, we entered into an accounts receivable factoring agreement for which we sell certain of our accounts receivable associated with this distribution agreement to Cardinal Health. Title to these products and supplies no longer transfers to Cardinal Health and inventory related to these products is maintained by CareFusion. Service fees related to this agreement were $10 million and $14 million for the quarter and six months ended December 31, 2009, respectively. Accounts receivable sold under the factoring agreement totaled $167 million and $274 million for the quarter and six months ended December 31, 2009, respectively.

In addition to the distribution agreement noted above, upon the spinoff, we entered into other agreements with Cardinal Health in which we buy from Cardinal Health and sell to Cardinal Health certain products and services. The product sales and purchases associated with these agreements are utilized for resale by each respective company to their end customers. The service fees and revenues related to these agreements are for a variety of services including the use of the sales force, marketing, sterilization, and warehousing services.

Total product revenue related to these agreements was $67 million and $90 million for the quarter and six months ended December 31, 2009, respectively. Total product purchases from Cardinal Health were $26 million and $34 million for the quarter and six months ended December 31, 2009, respectively. Service fees paid to Cardinal Health were $7 million and $9 million for the quarter and six months ended December 31, 2009, respectively. Service fee revenues from Cardinal Health were $1 million for the quarter and six months ended December 31, 2009.

At December 31, 2009 we had an outstanding payable balance to Cardinal Health of $23 million. In addition, at December 31, 2009, a receivable was due from Cardinal Health of $88 million.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

•

Intellectual Property Agreements. We entered into a master intellectual property license agreement with Cardinal Health pursuant to which each party granted a royalty-free, worldwide, non-exclusive, perpetual, irrevocable license under the intellectual property and technology owned by it as a result of the separation (other than the intellectual property and technology licensed under various other agreements) to the other for use in the conduct of the other’s business as of the separation. We entered into a transitional trademark license agreement pursuant to which Cardinal Health and Cardinal Health Technologies granted us a royalty-free, worldwide, non-exclusive, non-transferable, fully paid-up license to use certain of their trademarks, trade names and service marks used in our business as of the

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

separation, or licensed marks, or to allow us sufficient time to (a) rebrand and phase out of use of the licensed marks; and (b) transfer or change any product registrations or regulatory approvals (or applications for either of the foregoing) that are under the name of Cardinal Health or any of its affiliates to our new corporate name.

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

Parent Company Equity. Net transfers from parent are included within “Parent Company Investment” in the condensed consolidated statement of stockholders’ equity through the spinoff date of August 31, 2009. The components of the net transfers from parent are as follows:

(in millions)	Six Months Ended December 31, 2009
Net Change in Debt Allocated from Parent[1]	$1,281
Net Change in Income Tax Accounts	83
Corporate Push Down	48
Other	41

Total Net Transfers from Parent	$1,453

[1]

The debt allocated to us from Cardinal Health at June 30, 2009 was retained by Cardinal Health and not settled for cash; however, as part of the spinoff we paid a $1.374 billion cash dividend to Cardinal Health as consideration for the contribution of the majority of the businesses comprising its clinical and medical products segment.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All significant intercompany transactions between us and Cardinal Health were included in the condensed consolidated and combined financial statements and are considered to be effectively settled for cash in the condensed consolidated and combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the condensed consolidated and combined statements of cash flows as a financing activity and in the condensed consolidated and combined balance sheets as Parent Company Investment for the periods prior to our spinoff at August 31, 2009.

NOTE 14. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The table below summarizes the changes in the carrying amount of the liability for product warranties for the six months ended December 31, 2009:

(in millions)
Balance at June 30, 2009	$31
Warranty Accrual	5
Warranty Claims Paid	(8)
Adjustments to Preexisting Accruals	(1)

Balance at December 31, 2009	$27

As of December 31, 2009 and June 30, 2009, approximately $14 million and $20 million, respectively, of the ending liability balances related to accruals for product recalls.

NOTE 15. SEGMENT INFORMATION

The following table presents information about our reporting segments for the quarters ended December 31, 2009 and 2008:

(in millions)	Critical Care Technologies	Medical Technologies and Services[1]	Total
December 31, 2009:
External Revenues	$682	$337	$1,019
Depreciation and Amortization	31	12	43
Operating Income	111	16	127
Capital Expenditures	33	13	46
December 31, 2008:
External Revenues	$675	$294	$969
Depreciation and Amortization	25	17	42
Operating Income	146	26	172
Capital Expenditures	17	8	25

[1]	Segment results for the Medical Technology and Services segment have been adjusted for discontinued operations. See Note 2.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents information about our reporting segments for the six months ended December 31, 2009 and 2008:

(in millions)	Critical Care Technologies	Medical Technologies and Services[1]	Total
December 31, 2009:
External Revenues	$1,299	$643	$1,942
Depreciation and Amortization	60	24	84
Operating Income	212	32	244
Capital Expenditures	50	17	67
December 31, 2008:
External Revenues	$1,293	$591	$1,884
Depreciation and Amortization	53	28	81
Operating Income	221	41	262
Capital Expenditures	33	19	52

[1]	Segment results for the Medical Technology and Services segment have been adjusted for discontinued operations. See Note 2.

The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarter Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
(in millions)	2009	2008	2009	2008	2009	2009
United States	$693	$681	$1,328	$1,309	$310	$271
International	326	288	614	575	124	125

Total	$1,019	$969	$1,942	$1,884	$434	$396

NOTE 16. SHARE-BASED COMPENSATION

We maintain a stock incentive plan that provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and performance share units for the benefit of certain of our officers, directors and employees. Under CareFusion’s 2009 Long-Term Incentive Plan (the “Plan”), there are 40.0 million shares of common stock reserved and eligible for issuance. At December 31, 2009, awards (net of prevesting forfeitures) have been granted with respect to 17.3 million shares of the 40.0 million reserved shares with 22.7 million shares available for future awards. The number of shares to be issued in connection with performance share units is not determined until the end of their respective performance period and are therefore included at the current estimate of payout shares (see below). New shares are issued for settlement of awards under the Plan.

Spinoff from Cardinal Health

At the time of the spinoff, Cardinal Health converted or adjusted outstanding stock options, restricted stock and restricted stock units (collectively, “share-based awards”) with respect to Cardinal Health common shares

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The fair value of the Cardinal Health stock awards and the converted CareFusion stock awards immediately following the spinoff was slightly higher than the fair value of such stock awards immediately prior to the spinoff. As a result, we incurred incremental compensation expense of less than $1 million that will be recognized over the remaining vesting period of the related unvested share-based awards.

We are responsible for fulfilling all share-based awards related to CareFusion common stock and Cardinal Health is responsible for fulfilling all share-based awards related to Cardinal Health common shares, regardless of whether the employee holding the share-based award is an employee of CareFusion or Cardinal Health. Based on the requirements of ASC 718—Share-Based Payment (“ASC 718”), we record share-based compensation expense for the share-based awards held by our employees, regardless of whether such share-based awards are based on common stock of CareFusion or common shares of Cardinal Health, with the offsetting impact recorded to “Additional Paid-In Capital” in our condensed consolidated and combined balance sheets.

Cardinal Health Option Exchange Program

On June 19, 2009, Cardinal Health commenced a stock option exchange program whereby participants (including CareFusion employees) could elect to exchange certain Cardinal Health stock options with exercise

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

A summary of CareFusion stock option activity related to CareFusion and Cardinal Health employees for the six months ended December 31, 2009 is as follows. All awards granted between July 1, 2009 and August 31, 2009 have been adjusted to reflect the conversion ratio as of the date of the spinoff as all stock options prior to the spinoff were stock options of Cardinal Health. With respect to the Cardinal Health stock options granted prior to September 26, 2007, the converted CareFusion stock options retained the vesting schedule and expiration date of the original Cardinal Health stock options.

(in millions, except per share amounts)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at July 1, 2009	9.5	$31.91
Granted[1]	3.4	$20.59
Exercised	(0.3)	$17.32
Canceled/Forfeited[1]	(1.3)	$19.73
Conversion of Cardinal Health stock options to CareFusion stock options	1.6	$19.65

Outstanding, December 31, 2009	12.9	$28.78	4.4	$20

Exercisable, December 31, 2009	8.1	$32.53	3.5	$1

[1]	Includes 0.2 million stock options granted and 1.1 million stock options cancelled as a result of the option exchange program.

The following table summarizes activity related to CareFusion stock options exercised during the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
(in millions)	2009	2008
Proceeds From Stock Options Exercised	$5	$	n/a
Intrinsic Value of Stock Options Exercised	$2		$—
Tax Benefit Related to Stock Options Exercised	$—		$—

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cardinal Health received the cash proceeds for stock options exercised prior to September 1, 2009, and therefore, no cash proceeds are presented for stock options exercised prior to that date.

The fair value of the stock options granted during the quarter and six months ended December 31, 2008 were valued by Cardinal Health utilizing a lattice valuation model. The fair value of stock options granted by CareFusion during the quarter and six months ended December 31, 2009 and subsequent to the spinoff was valued by CareFusion utilizing a Black-Scholes-Merton valuation model. The Black-Scholes-Merton model was utilized subsequent to the spinoff based on a review of facts and circumstances associated with the anticipated exercise patterns of employees at a new publicly traded company. Had we used the Black-Scholes-Merton valuation model instead of the Lattice valuation model for prior to the spinoff, it would not have resulted in a material impact on our financial condition, results of operations or cash flows.

The following assumptions were utilized in deriving the fair value for awards granted under the Black-Scholes-Merton model for the six months ended December 31, 2009 and the lattice model for the six months ended December 31, 2008.

	Six Months Ended December 31,
	2009	2008
Risk Free Interest Rate	2.28% – 2.41%	0.03% – 3.48%
Expected Term	5.0	4.5 – 7.0
Volatility	32.1%	27.0% – 30.0%
Dividend Yield	— %	1.0% – 2.33%
Weighted-Average Grant Date Fair Value	$6.69	$7.77

Black-Scholes-Merton. The risk-free rate is based on an U.S. Treasury equivalent instrument with the same term as the expected term. The expected term of the stock option represents the estimated period of time until exercise and is based on the vesting period of the award and the estimated exercise patterns of employees. Volatility is based on a historical volatility of a peer group of five companies that have similar revenues, earnings and market capitalization, as well as operate in the same industry as CareFusion, and is based on a volatility measure over the approximate expected term of the stock options. We do not currently plan to pay dividends on our common stock and therefore the dividend yield percentage is set at zero.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable, and includes management’s estimates of the relative inputs. Though we believe this is the best valuation technique for our stock options, our estimate of fair value may differ from other valuation models.

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

Restricted Stock and Restricted Stock Units. Under the Plan, restricted stock and restricted stock units (“restricted stock awards”) generally vest in equal installments over three years. The fair value of restricted stock

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

awards is based on the closing price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock awards granted was $20.81 and $29.70 for the six months ended December 31, 2009 and 2008, respectively.

A summary of CareFusion restricted stock awards related to CareFusion and Cardinal Health employees for the six months ended December 31, 2009 is as follows. All restricted share awards granted between July 1, 2009 and August 31, 2009 have been adjusted to reflect the conversion ratio as of the date of the spinoff as all restricted share awards prior to the spinoff were associated with Cardinal Health common shares. With respect to restricted share awards granted prior to September 26, 2007, the converted CareFusion restricted stock awards retained the vesting schedule of the original Cardinal Health restricted share awards.

(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Balance at July 1, 2009	1.2	$30.85
Granted	2.7	$20.81
Vested	(0.2)	$19.67
Forfeited	(0.6)	$20.80
Conversion of Cardinal Health Restricted Share Awards to CareFusion Restricted Stock Awards	0.7	$19.65

Outstanding, December 31, 2009	3.8	$23.79

Performance Share Units. Performance share units provide share-based compensation to participants for which vesting is contingent upon company performance relative to a specific financial target, as defined in the award agreement. Performance share units granted during the six months ended December 31, 2009 vest between two and four years after the grant date on a sliding scale of units, depending on the timing of achievement of a two-year average cash flow target, as defined in the award agreement. The amount of compensation expense recognized, as well as the period over which the awards are expected to vest, is based on management’s estimate of the most likely outcome. Management’s estimate of the likelihood of achieving these performance targets and the timing of achievement of such targets may materially change over time based on facts and circumstances. The fair value of performance share units is based on the closing price of the company’s common stock on the date of grant.

The following table depicts the amount of units that will be paid out depending on the timing of achieving the performance target after the grant date (measured at the fiscal year end):

Year Performance Target Achieved	Percent Payout of Awarded Units
2	150%
3	100%
4	50%

No payout is earned if the performance target is not achieved by year four. Compensation expense for the six months ended December 31, 2009 was based on an estimate of achieving the performance target in year three.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We granted 0.4 million performance share units during the six months ended December 31, 2009, respectively, with weighted-average grant date fair values of $20.79. No performance share units were forfeited or vested during the six months ended December 31, 2009.

Accounting for Share-Based Compensation. We account for share-based compensation in accordance with ASC 718, which requires the expense resulting from all share-based payment transactions with employees to be recognized in the income statement over the period during which an employee provides the requisite service in exchange for the award, based on their award’s fair value. Most stock options and restricted stock and restricted stock units vest ratably over a three-year vesting period. Share-based compensation expense associated with these graded-vesting awards is recognized using the straight-line method over the vesting period. Stock options generally have a seven-year contractual term. Total pre-tax share-based compensation expense was approximately $34 million and $26 million for the six months ending December 31, 2009 and 2008, respectively. Share-based compensation expense was based on an allocation from Cardinal Health of $4 million during the two month period from July 1, 2009 through August 31, 2009 and for the entire six months ended December 31, 2008. The income tax benefit related to the share-based compensation expense was $9 million and $10 million for the six months periods ended December 31, 2009 and 2008, respectively. We classify share-based compensation within SG&A expense to correspond with the same line item as the majority of the cash compensation paid to employees.

As of December 31, 2009, our total unrecognized share-based compensation expense related to nonvested share-based compensation awards, adjusted for estimated forfeitures, was $90 million. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited combined financial statements and notes for the fiscal year ended June 30, 2009, which were included in our Form 8-K, filed with the SEC on November 13, 2009. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

Unless the context otherwise requires, references to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References to “Cardinal Health” refer to Cardinal Health, Inc. and its consolidated subsidiaries.

Separation from Cardinal Health

On September 29, 2008, Cardinal Health announced that it intended to separate its clinical and medical products businesses from the remainder of its businesses through a pro rata distribution of common stock of an entity holding the assets and liabilities associated with the clinical and medical products businesses. CareFusion Corporation was incorporated in Delaware on January 14, 2009 for the purpose of holding such businesses. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, CareFusion distributed a cash dividend in the amount of $1.374 billion to Cardinal Health, and Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us (“the contribution”), and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders (“the distribution”), based on a distribution ratio of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As a condition to the separation, Cardinal Health is required to dispose of the remaining 19% of our common stock within five years of the distribution date. This MD&A is written to discuss the condensed consolidated and combined financial statements that reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff, and are presented in these financial statements as discontinued operations.

In connection with the separation and other restructuring activities not related to the separation, we expect to incur one-time expenditures of approximately $120 million to $130 million in fiscal year 2010. These expenditures primarily consist of employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs. Also included are approximately $22 million of capitalized fees associated with our bridge loan facility that were expensed in the first quarter of fiscal year 2010 in connection with the termination of the bridge loan on August 31, 2009. We expect to fund these costs through cash from operations, cash on hand and, if necessary, cash available from our senior unsecured revolving credit facilities. A portion of these expenditures will be capitalized and amortized over their useful lives and others will be expensed as incurred, depending on their nature. Additionally, we will incur increased costs as an independent, publicly-traded company, primarily as a result of higher charges than in the past from Cardinal Health for transition services and from establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, risk management, accounting and financial reporting, investor relations, legal, procurement and other services. In the first year following the separation, these annual operating costs are estimated to be approximately $25 million to $30 million higher than the general corporate expenses we reported historically as being allocated to us from Cardinal Health. We believe cash flows from our operations will be sufficient to fund these additional corporate expenses and we do not anticipate that these costs will have an adverse effect on our growth rate in the future.

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

Basis of Presentation

The condensed consolidated and combined financial statements presented elsewhere in this Form 10-Q, and discussed below, reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Periods presented prior to our August 31, 2009 spinoff from Cardinal Health have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Cardinal Health. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff and are presented in these financial statement as discontinued operations. Our condensed consolidated and combined financial statements do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods prior to the spinoff from Cardinal Health.

The condensed consolidated and combined financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated and combined financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited financial statements for our fiscal year ended June 30, 2009, filed with the SEC on Form 8-K on November 13, 2009 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Overview

We are a leading, global medical technology company with clinically proven and industry-leading products and services designed to measurably improve the safety and quality of healthcare. We offer comprehensive product lines in the areas of IV infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments to customers in the United States and over 120 countries throughout the world. Our strategy is to enhance growth by focusing on healthcare safety and productivity, driving innovation and clinical differentiation, accelerating our global growth and pursuing strategic opportunities.

Despite continued challenges in the capital equipment market from delays in hospital capital spending, our sales increased 5% and 3% for the quarter and six months ended December 31, 2009 compared to the same periods in the prior year. These increases were a result of increased sales of respiratory capital and disposable products, increased sales in our international surgical and interventional specialty products and the impacts of commercial agreements executed with Cardinal Health upon our spinoff. A portion of these increases were a result of organizations increasing their emergency preparedness efforts, including those associated with the potential impacts of influenza viruses. We feel that we are positioned strategically to benefit from increases in hospital capital equipment spending as the market recovers.

As expected, selling, general and administrative expenses (“SG&A”), increased 19% and 12% for the quarter and six months ended December 31, 2009, respectively compared to the same periods in the prior year. A portion of these increases were reflective of our higher revenues, while the remaining is the result of expected incremental costs of standing up as a public company. These SG&A increases were partially offset by savings from our March 2009 global workforce reduction program, which we expect will continue into the future.

Results of Operations

Second Quarter Fiscal Year 2010 Compared to Second Quarter Fiscal Year 2009

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended December 31, 2009 and 2008:

	Quarter Ended December 31,
(in millions)	2009	2008	Change
Revenue	$1,019	$969	$50
Cost of Products Sold	541	495	46

Gross Margin	478	474	4

Selling, General and Administrative Expenses	305	256	49
Research and Development Expenses	37	41	(4)
Restructuring and Acquisition Integration Charges	9	5	4

Operating Income	127	172	(45)

Interest Expense and Other, Net	24	23	1

Income Before Income Tax	103	149	(46)
Provision for Income Tax	30	42	(12)

Income from Continuing Operations	73	107	(34)
Income (Loss) from Discontinued Operations, Net of Tax	(3)	81	(84)

Net Income	$70	$188	$(118)

Revenue

Revenue for the quarter ended December 31, 2009 increased 5% to $1,019 million, primarily due to increased sales of ventilators, international surgical and interventional specialties products, and beneficial changes in foreign exchange rates. Partially offsetting these increases were revenue declines in our medical dispensing businesses.

Revenue in our Critical Care Technologies segment (“CCT”), increased by $7 million to $682 million for the quarter ended December 31, 2009, compared to the quarter ended December 31, 2008. Revenue for the CCT segment decreased by 1% on a constant currency basis in the quarter ended December 31, 2009. The increase in revenue was attributable to increased sales of respiratory products, including ventilators and related disposables as a result of emergency preparedness for the potential effects of influenza viruses, and to a lesser extent, the impact of commercial agreements executed in conjunction with our separation from Cardinal Health. Infusion related revenues were flat, due to the offsetting impact of revenue increases resulting from improved overall orders and the fulfillment of customer orders previously delayed by the shipping hold on the Alaris System in July 2009, and revenue decreases from continued delays in hospital capital spending. Partially offsetting the increases in respiratory products were decreases in dispensing equipment revenues due to timing associated with continued delays in hospital capital spending.

Revenue in our Medical Technologies and Services segment (“MT&S”), increased by $43 million to $337 million for the quarter ended December 31, 2009, compared to the quarter ended December 31, 2008, or an 8% increase on a constant currency basis. The increase was driven by our international surgical products business; continued growth in our international customized sterilization kits; and favorable effects of changes in foreign exchange rates. In addition, our interventional specialties products exhibited revenue growth primarily from increased sales of chronic drainage products. These revenue increases were partially offset by a decline of our neurological diagnostic equipment revenues. Included within MT&S’ revenue growth is a small impact of commercial agreements executed in conjunction with our separation from Cardinal Health.

Cost of Products Sold

Cost of products sold for the quarter ended December 31, 2009 increased 9% to $541 million. The increase in cost of products sold is primarily attributable to the higher sales volume, partially offset by service and manufacturing savings resulting from: (a) improved utilization of raw materials; (b) the impact of relocating certain manufacturing processes and those of our suppliers to lower cost jurisdictions; (c) favorable overhead absorption as a result of increase volume; and (d) controlled overhead spending.

Gross Margin

Gross margin for the quarter ended December 31, 2009 increased 1% to $478 million. As a percentage of revenue, gross margin decreased to 47% from 49% in the quarters ended December 31, 2009 and 2008, respectively. The decrease in gross margin as a percentage of revenue is primarily attributable to a shift in sales mix due to increased sales of our respiratory products, which earn a lower margin than our other capital equipment products. Commercial agreements executed in conjunction with our separation from Cardinal Health improved margins slightly in both our CCT and MT&S segments

Selling, General and Administrative Expenses

SG&A for the quarter ended December 31, 2009 increased 19% to $305 million. The increase in SG&A is attributable to incremental operating costs related to standing up certain corporate functions; one-time costs associated with our spinoff from Cardinal Health of $13 million; and increases in discretionary variable compensation and share-based compensation of $30 million and unfavorable effects of changes in foreign exchange rates. Partially offsetting these increases are the favorable impacts of previous reductions in force initiated in the third quarter of fiscal year 2009 of $10 million.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges for the quarter ended December 31, 2009 increased 80% to $9 million. During fiscal year 2009, we launched a series of restructuring programs with the goal to provide improved management focus through the re-alignment of the management structure and lowering its cost structure through a reduction in global workforce. During the second quarter of fiscal year 2010, we recorded $8 million of expense associated with these restructuring programs. In total, we estimated the restructuring programs to result in $67 million in pre-tax charges, of which $66 million has been recorded to date. These programs are expected to be completed during fiscal year 2010. During the second quarter of fiscal year 2009, restructuring and acquisition integration charges were primarily comprised of facility exit charges and integration expenses related to our 2007 acquisition of Viasys Healthcare.

Operating Income

Operating income for the quarter ended December 31, 2009 decreased 26% to $127 million. The decrease was primarily due to increased SG&A expenses associated with certain one-time and incremental expenses related to standing up as a public company. We have, and expect to continue to, experience benefits from our restructuring programs initiated in March 2009, which will continue to positively impact operating earnings through the majority of fiscal 2010.

Segment profit in our Critical Care Technologies reportable segment decreased by $35 million to $111 million for the quarter ended December 31, 2009, compared to the quarter ended December 31, 2008. The decrease in segment profit is attributable to increased SG&A expenses and a reduction in gross margin earned during the quarter. As mentioned above, increased SG&A expenses resulted from incremental operating costs from standing up as a public company and one-time costs associated with our spinoff from Cardinal Health.

Segment profit in our Medical Technologies and Services reportable segment decreased by $10 million to $16 million for the quarter ended December 31, 2009, compared to the quarter ended December 31, 2008. The decrease in segment profit is attributable to higher SG&A expenses resulting from incremental operating costs from standing up as a public company and one-time costs associated with our spinoff from Cardinal Health. Increased SG&A expenses were partially offset by higher revenues and gross margins earned during the quarter.

Interest Expense and Other, Net

Interest expense and other, net, for the quarter ended December 31, 2009 increased 4% to $24 million. The increase is primarily attributable to minor increases in interest expense and foreign exchange losses. In general, gains and losses resulting from foreign currency exchange rates are related to the remeasurement of receivables and payables which are denominated in currencies other than the functional currency of the subsidiary which holds the receivable or payable.

Provision for Income Tax

Income tax expense for the quarter ended December 31, 2009 was $30 million, a decrease of 29% from income tax expense for the quarter ended December 31, 2008 of $42 million. The $12 million decrease in income tax expense was due to lower operating income, primarily related to higher SG&A expenses. The effective tax rate for the quarter ended December 31, 2009 was 29.4%, compared to 28.2% for the quarter ended December 31, 2008. The increase in the effective tax rate is primarily driven by a shift in the mix of pre-tax income to higher tax jurisdictions.

For additional detail regarding the provision for income taxes, see note 10 to our unaudited condensed consolidated and combined financial statements.

Income (Loss) from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, for the quarter ended December 31, 2009 totaled $3 million. In the quarter ended December 31, 2008, income from discontinued operations, net of tax, totaled $81 million. Included within discontinued operations for the quarters ended December 31, 2009 and 2008 are results from the Audiology business which produced and marketed hearing diagnostic equipment. In addition, included in discontinued operations for the quarter ended December 31, 2008 are certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff. See note 2 to our unaudited condensed consolidated and combined financial statements for further information related to these discontinued operations.

The net loss from discontinued operations during the quarter ended December 31, 2009 resulted from the write-off of non-deductible goodwill associated with the Audiology business recorded upon the completion of the sale on October 1, 2009. Net income from discontinued operations during the quarter ended December 31, 2008 was primarily due to the operating results of the businesses that were retained by Cardinal Health subsequent to the spinoff.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Below is a summary of comparative results of operations and a more detailed discussion of results for the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
(in millions)	2009	2008	Change
Revenue	$1,942	$1,884	$58
Cost of Products Sold	1,013	973	40

Gross Margin	929	911	18

Selling, General and Administrative Expenses	602	536	66
Research and Development Expenses	73	78	(5)
Restructuring and Acquisition Integration Charges	10	35	(25)

Operating Income	244	262	(18)

Interest Expense and Other, Net	66	55	11

Income Before Income Tax	178	207	(29)
Provision for Income Tax	50	70	(20)

Income from Continuing Operations	128	137	(9)
Income from Discontinued Operations, Net of Tax	23	164	(141)

Net Income	$151	$301	$(150)

Revenue

Revenue for the six months ended December 31, 2009 increased 3% to $1,942 million driven primarily by increased sales of ventilators, international surgical products, and interventional specialties products. Decreases in dispensing equipment revenues partially offset these gains.

Revenue in our CCT segment, increased by $6 million to $1,299 million for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. Revenue for the CCT segment increased 1% on a constant currency basis in the six months ended December 31, 2009. The increase in revenue was attributable to increased sales in respiratory products, primarily ventilators and disposables, as a result of emergency preparedness, including the potential effects of influenza viruses, and to a lesser extent, the impact of commercial agreements executed in conjunction with our separation from Cardinal Health. Infusion revenues experienced modest increases, largely the result of the net impact of the release of the shipping hold on the Alaris System in July 2009 and the fulfillment of previously delayed customer orders that resulted from the shipping hold. However, infusion revenues continue to be negatively impacted by delays in hospital capital spending, and also were negatively affected by charges associated with a revised estimate of accrued rebates to third party distributors of infusion disposable products of $9 million. This revised estimate of accrued rebates was based on an inventory review conducted in connection with the spinoff, which provided us with more precise inventory information from our distributor customers. Dispensing equipment revenues declined due to timing associated with continued delays in hospital capital spending.

Revenue in our MT&S segment, increased by 9% to $643 million for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. Revenue for the MT&S segment increased by 8% on a constant currency basis in the six months ended December 31, 2009.

The revenue increase is attributable to growth in our international surgical products business of approximately $36 million and our interventional specialties products of approximately $16 million. Growth in the international surgical products is primarily the result of emergency preparedness, including the potential effects of influenza viruses and continued growth in the sale of custom sterile kits. Interventional specialties growth resulted from increased sales of chronic drainage products. These revenue increases were partially offset by a decline in equipment revenues, primarily our neurological diagnostic equipment.

Cost of Products Sold

Cost of products sold for the six months ended December 31, 2009 increased 4% to $1,013 million. The increase in cost of products sold is primarily attributable to higher sales volume and foreign currency exchange rates, partially offset by service and manufacturing savings resulting from: (a) improved utilization of raw materials; (b) the impact of relocating certain of our manufacturing processes and those of our suppliers to lower cost jurisdictions; (c) favorable overhead absorption as a result of increased volume; and (d) controlled overhead spending. Changes in foreign currency exchange rates also favorably affected cost of products sold.

Gross Margin

Gross margin for the six months ended December 31, 2009 increased 2% to $929 million. As a percentage of revenue, gross margin remained flat at 48% for the six months ended December 31, 2009. The increase in gross margin is primarily attributable to sales growth, combined with the favorable impacts in manufacturing costs identified above. Gross margin was negatively affected by $9 million resulting from the revised estimate of accrued rebates associated with third party distributors of infusion disposable products. Commercial agreements executed in conjunction with our separation from Cardinal Health improved margins slightly in both our CCT and MT&S segments.

Selling, General and Administrative Expenses

SG&A, for the six months ended December 31, 2009 increased 12% to $602 million. The increase in SG&A is attributable to incremental operating costs related to standing up certain corporate functions; one-time costs associated with our spinoff from Cardinal Health of $29 million; and increases in discretionary variable compensation and share-based compensation of $43 million. Partially offsetting these increases are the favorable impacts of previous reductions in force initiated in the third quarter of fiscal year 2009 of $23 million.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges for the six months ended December 31, 2009 decreased 71% to $10 million. During fiscal year 2009, we launched a series of restructuring programs with the goal to provide improved management focus through the re-alignment of the management structure and lowering its cost structure through a reduction in global workforce. During the six months ended December 31, 2009, we recorded $9 million of expense associated with these restructuring programs. During the first six months of fiscal year 2009, restructuring and acquisition integration charges were primarily comprised of employee related restructuring charges of $27 million and integration expenses related to our 2007 acquisition of Viasys Healthcare.

Operating Income

Operating income for the six months ended December 31, 2009 decreased 7% to $244 million. The decrease was primarily due to increased SG&A expenses, partially offset by reductions in restructuring and acquisition integration expenses and incremental gross margin earned during the six months ended December 31, 2009. Included within SG&A expense are certain one-time and incremental expenses related to standing up as a public company. We have, and expect to continue to, experience benefits from our restructuring programs initiated in March 2009, which we expect will continue to positively impact operating earnings through the majority of fiscal 2010.

Segment profit in our Critical Care Technologies reportable segment decreased by 4% to $212 million for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. The decrease in segment profit is primarily attributable to increased SG&A expenses and the aforementioned $9 million unfavorable impact associated with our revised estimate of rebates due to third party distributors. These increases were partially offset by decreases in restructuring and acquisition integration charges of $17 million.

Segment profit in our Medical Technologies and Services reportable segment decreased by 22% to $32 million for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. The decrease in segment profit is primarily attributable to increased SG&A expenses. The decreases were partially offset by incremental gross margin and reductions in restructuring and acquisition integration expenses.

Interest Expense and Other, Net

Interest expense and other, net, for the six months ended December 31, 2009 increased 20% to $66 million. The increase is primarily attributable to a one-time write-off of debt issuance and related costs of $22 million associated with the bridge loan facility, which was terminated on August 31, 2009. These increases were partially offset by decreases in foreign currency exchange losses for the six months ended December 31, 2009 compared to losses incurred during the six months ended December 31, 2008 of $14 million.

Provision for Income Tax

Income tax expense for the six months ended December 31, 2009 was $50 million, a decrease of 29% over the income tax expense for the six months ended December 31, 2008. The $20 million decrease in income tax expense was primarily due to lower operating income, primarily related to higher SG&A expenses, and a discrete tax expense recognized in first quarter of fiscal 2009.

The effective tax rate for the six months ended December 31, 2009 was 28.3%, compared to 33.8% for the six months ended December 31, 2008. The decrease in the effective tax rate is primarily driven by the impact of a discrete tax expense recognized in the first quarter of fiscal 2009 for uncertain tax positions as a result of proposed adjustments received from the IRS for tax years 2003 through 2005.

For additional detail regarding the provision for income taxes, see note 10 to our unaudited condensed consolidated and combined financial statements.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, for the six months ended December 31, 2009 decreased 86% to $23 million. Included in discontinued operations for the six months ended December 31, 2009 and 2008 are (a) certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff; and (b) the Audiology business which produces and markets hearing diagnostic equipment. The businesses retained by Cardinal Health have been presented as a discontinued operation for all periods reported through the date of our spinoff of August 31, 2009. The Audiology business was sold on October 1, 2009, but treated as a discontinued operation as it met the criteria for classification of assets held for sale within ASC 360—Property, Plant and Equipment as of September 30, 2009. See note 2 to our unaudited condensed consolidated and combined financial statements for further information related to these discontinued operations.

The net income earned by the businesses retained by Cardinal Health upon the spinoff is included within our income from discontinued operations until the date of our spinoff of August 31, 2009, or two months, during the six months ended December 31, 2009; whereas the net income earned by these businesses for the entire six months ended December 31, 2008 is included within our income from discontinued operations for that same period. The significant decrease in our income from discontinued operations is primarily due to the difference in the number of periods the businesses retained by Cardinal Health were included within our results in fiscal year 2010 compared to fiscal year 2009. Additionally, during the six months ended December 31, 2009, we recorded losses associated with the sale of the Audiology business.

Financial Condition and Liquidity

Overview

Following the spinoff, our capital structure, long-term capital commitments and sources of liquidity changed significantly from our historical capital structure, long-term capital commitments and sources of liquidity. We will no longer receive cash from Cardinal Health to fund our operating or investing needs. Instead, our ability to fund our capital needs will depend on our ongoing ability to generate cash from operations, the overall capacity and terms of our financing arrangements, and our access to the capital markets. We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facilities and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

We incurred indebtedness with a face value of $1.4 billion in connection with the spinoff from Cardinal Health. On August 31, 2009, we used the proceeds of this debt of $1.374 billion to pay a dividend to Cardinal Health, and as a result, those proceeds are not available for our business needs.

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow our business. Cash flows used in investing activities represent our investment in intellectual property and capital equipment required to grow, as well as the impact of acquisitions when applicable.

Our cash balance at December 31, 2009 was $970 million. Of this balance, $706 million is held in currencies and locations outside of the United States. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. However, should our domestic cash needs exceed our current or future domestic cash flows, we may be required to repatriate foreign cash or utilize our revolving credit facilities, both of which would result in increased costs.

Sources and Uses of Cash

The following table summarizes our statements of cash flows from continuing operations:

	Six Months Ended December 31,
(in millions)	2009	2008	Change
Cash Flow Provided by (Used in)
Operating Activities	$351	$122	$229
Investing Activities	$(39)	$(52)	$13
Financing Activities	$21	$(331)	$352

Six Months Ended December 31, 2009 and 2008

Net cash provided by operating activities increased $229 million to $351 million for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. The increase was primarily due to increased cash flows associated with other accrued liabilities and operating items ($222 million) resulting from changes in deferred tax accounts, warranty and product recall expenditures, management incentive compensation, and changes in deferred revenue. Decreases in operating cash flows associated with reduced net income ($9 million) and changes in accounts receivable ($124 million) were largely offset by increases due to changes in inventories, net investment in sales-type leases, and accounts payable ($100 million) and non-cash interest expense ($26 million). During the six months ended December 31, 2009, cash outflows related to increases in receivables resulted from increased shipping of infusion equipment subsequent to the release of the ship hold on the Alaris System in July 2009 and a sequential quarter over quarter volume increase in our Medical Technologies and Services reporting segment. During the six months ended December 31, 2008, cash inflows related to decreases in receivables were primarily due to sales volume decline.

Net cash used in investing activities decreased $13 million to $39 million for the six months ended December 31, 2009 compared to the six months ended December 31, 2008, due to proceeds received from the sale of the Audiology business of $28 million, partially offset by increased capital expenditures.

Net cash provided by financing activities increased $352 million to $21 million for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. During the six months ended December 31, 2009, we received proceeds from the issuance of debt ($1,378 million) and utilized these proceeds to pay a dividend to Cardinal Health ($1,374 million) associated with our spinoff. The increase in cash flows from financing activities was primarily due to the change in amounts transferred to and from Cardinal Health prior to our spinoff; partially offset by our payments of debt issuance costs ($29 million) during the first quarter of fiscal year 2010.

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

In connection with the issuance of the senior notes, we entered into a registration rights agreement with the initial purchasers of the notes pursuant to which we agreed to file a registration statement with the SEC to conduct an exchange offer for the notes. In accordance with the registration rights agreement, we filed a Form S-4 with the SEC and conducted an exchange offer for the notes, which we completed on February 4, 2010. The purpose of the exchange offer was to allow the holders of the senior notes, which were issued in a private placement transaction and were subject to transfer restrictions, to exchange their notes for new notes that did not have these restrictions and are registered under the Securities Act. All of the outstanding senior notes were exchanged in the exchange offer. Following the exchange offer, we continue to have $1.4 billion aggregate principal amount of senior notes outstanding.

Revolving Credit Facilities. On July 1, 2009, we entered into two senior unsecured revolving credit facilities with an aggregate available principal amount of $720 million, allocated as follows:

•	$240 million—364-day revolving credit facility (maturing August 30, 2010); and

•	$480 million—three-year revolving credit facility (maturing August 31, 2012)

Borrowings under the 364-day revolving credit facility bear interest at a floating rate per annum based upon the London Interbank Offered Rate (“LIBOR”) or alternate base rate (“ABR”), in each case, plus an applicable margin, which in the case of LIBOR varies from 2.2% to 3.5% based upon CareFusion’s debt ratings and in the case of ABR varies from 1.2% to 2.5% based upon CareFusion’s debt ratings. At December 31, 2009, we had no amounts outstanding under our 364 day revolving credit facility.

Borrowings under the three-year revolving credit facility bear interest at a floating rate per annum based upon the LIBOR or the alternate base rate ABR, in each case, plus an applicable margin, which in the case of LIBOR varies from 2.1% to 3.375% depending on CareFusion’s debt ratings and in the case of ABR varies from 1.1% to 2.375% depending on CareFusion’s debt ratings. The commitments under the three-year revolving credit facility are subject to increase, upon our request and consent by the lenders, by up to an aggregate of $30 million. Subject to customary covenants, the three-year revolving credit facility allows for the stated borrowing amount, including $25 million of standby letters of credit. At December 31, 2009, we had $2 million of standby letters of credit outstanding, reducing our available capacity under the three-year revolving credit facilities to $478 million.

The revolving credit facilities contain several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, investments, dispositions, restricted payments, transactions with affiliates, change in control and sale and lease-back transactions. The revolving credit facilities also require that we maintain certain interest coverage and maximum leverage ratios. We were in compliance with all of our revolving credit agreement covenants at December 31, 2009. All obligations under the revolving credit facilities are guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

For information on off-balance sheet arrangements, see note 19 of our audited combined financial statements for our fiscal year ended June 30, 2009, filed with the SEC on Form 8-K on November 13, 2009.

As of December 31, 2009, our contractual obligations, including estimated payments due by period, are as follows:

	Payments Due by Period
(in millions)	2010	2011-2012	2013-2014	Thereafter	Total
Long-Term Debt[1]	$2	$3	$250	$1,150	$1,405
Capital Lease Obligations[2]	1	2	1	—	4
Other Long-Term Liabilities[3]	17	20	7	1	45
Interest on Long-Term Debt[4]	43	157	141	256	597
Operating Leases[5]	35	56	44	51	186
Purchase Obligations[6]	138	10	1	—	149

Total Financial Obligations	$236	$248	$444	$1,458	$2,386

[1]

Represents maturities of our long-term debt obligations, excluding capital lease obligations described below, as described in note 9 to the condensed consolidated and combined financial statements included in this Form 10-Q. Amounts are presented gross of purchase discounts of $17 million at December 31, 2009.

[2]	Represents maturities of our capital lease obligations included within long-term debt on CareFusion’s condensed consolidated balance sheet and the related estimated future interest payments.
[3]

Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits of $226 million and deferred taxes of $533 million, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflow.

[4]	Interest obligation is calculated based on each outstanding debt stated or coupon rate, or existing variable rate as of December 31, 2009, as applicable.
[5]

Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in note 12 to our audited combined financial statements for our fiscal year ended June 30, 2009, filed with the SEC on Form 8-K on November 13, 2009.

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

As of December 31, 2009, the majority of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under the our revolving credit facilities will be exposed to interest rate fluctuations as the rate on these facilities is variable. We had no drawn amounts on our $240 million or $480 million revolving credit facilities at December 31, 2009.

The tables below present information about our investment portfolio and debt obligations:

	December 31, 2009
	Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
ASSETS
Cash Equivalents
Cash	$191	$—	$—	$—	$—	$—	$191	$191
Cash Equivalents	$779	$—	$—	$—	$—	$—	$779	$779
Weighted Average Interest Rate[1]	0.25%	—	—	—	—	—	0.25%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$—	$—	$—	$250	$—	$1,150	$1,400	$1,486
Weighted Average Interest Rate	—	—	—	4.13%	—	5.89%	5.57%	—
Other Obligations	$3	$4	$1	$1	$—	$—	$9	$9
Weighted Average Interest Rate	2.01%	2.43%	3.94%	5.22%	—	—	2.60%	—

	June 30, 2009
	Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
ASSETS
Cash Equivalents
Cash	$412	$—	$—	$—	$—	$—	$412	$412
Cash Equivalents	$214	$—	$—	$—	$—	$—	$214	$214
Weighted Average Interest Rate[1]	0.4%	—	—	—	—	—	0.4%	—
LIABILITIES
Debt Obligations
Allocated Corporate Debt	$129	$183	$113	$106	$—	$750	$1,281	$1,209
Weighted Average Interest Rate	1.79%	6.53%	5.31%	5.47%	—	5.44%	5.22%	—
Other Obligations	$1	$2	$1	$1	$—	$3	$8	$8
Weighted Average Interest Rate	6.35%	4.80%	4.54%	4.14%	—	1.30%	3.49%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of a $17 million purchase discount at December 31, 2009.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,495 million and $1,217 million at December 31, 2009 and June 30, 2009, respectively. The fair value of our senior notes at December 31, 2009 was based on similar notes for issuers with the same credit ratings as us. The fair value of the other obligations at December 31, 2009 and June 30, 2009, including debt allocated to us by Cardinal Health, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

Included in the table above are debt obligations and related interest expense, including the effects of interest rate swap agreements, that were allocated to CareFusion by Cardinal Health for the year ended June 30, 2009 prior to the spinoff. These allocated debt instruments were retained by Cardinal Health as a result of the spinoff and were effectively replaced with the senior notes offered and sold on July 14, 2009. See the “Financial Condition and Liquidity” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

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

We have identified material exposures to the business in the following currencies other than the US dollar: Australian dollar, Canadian dollar, Euro, Mexican peso and British Pound. The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign denominated receivables, payables and loans are recorded in the condensed consolidated statement of income. To the extent that cash flow hedges qualify for hedge accounting under ASC 815—Derivatives and Hedging (“ASC 815”), the unrealized gain or loss on the forward will be recorded to other comprehensive income (“OCI”). As the forecasted exposures affect earnings, the gain or loss on the forward contract will be moved from OCI to the condensed consolidated statement of income.

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2009. No derivative instruments were outstanding at December 31, 2009.

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

Changes in Internal Controls

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our principal executive officer and our principal financial officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See note 11 to the unaudited condensed consolidated and combined financial statements.

ITEM 1A. RISK	FACTORS

We urge you to carefully consider the following risks and other information in this Quarterly Report on Form 10-Q in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into three groups: risks related to our business, risks related to the separation and risks related to our common stock.

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

Many existing and potential customers for our products within the United States have become members of group purchasing organizations (“GPOs”), and integrated delivery networks (“IDNs”), in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.

While having a contract with a GPO or IDN can facilitate sales to members of that GPO or IDN, it is no assurance that sales volume of those products will be maintained. The members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability.

In addition, our capital equipment products typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets and conflicting spending priorities, including changes resulting from declining economic conditions, can have a significant effect on the demand for our capital equipment products and related services. Any decrease in expenditures by these healthcare facilities could decrease demand for our capital equipment products and related services and reduce our revenue.

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

Declining economic conditions have and may continue to adversely affect our results of operations and financial condition.

Disruptions in the financial markets and other macro-economic challenges currently affecting the economy and the economic outlook of the United States and other parts of the world have and may continue to adversely impact our customers and vendors in a number of ways, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending have caused and may continue to cause customers to reduce, modify, delay or cancel plans to purchase our products and have caused and may continue to cause vendors to reduce their output or change terms of sales. We have observed certain hospitals delaying capital equipment purchase decisions, which has had and we expect will continue to have an adverse impact on our financial results through the middle of calendar year 2010. If customers’ cash flow or operating and financial performance deteriorate or fail to improve, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Likewise, for similar reasons, vendors may restrict credit or impose different payment terms.

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

Since February 2007, we have been subject to a consent decree with the FDA relating to our Alaris SE pumps, which alleges that such pumps did not meet the standards of the Federal Food, Drug and Cosmetic Act (“FDC Act”). In February 2009, we and the FDA amended the consent decree to include all infusion pumps manufactured by or for our subsidiary that manufactures and sells infusion pumps in the United States. Without admitting the allegations contained in the amended consent decree, and in addition to the requirements of the original consent decree, we agreed, among other things, to submit a corrective action plan to the FDA to bring the Alaris System and all other infusion pumps in use in the U.S. market into compliance, have our infusion pump facilities inspected by an independent expert, and have our recall procedures and all ongoing recalls involving our infusion pumps inspected by an independent recall expert, all of which have now occurred. On June 2, 2009, the FDA notified us that the corrective action plan was acceptable and that we should begin implementation of the plan. We recorded a reserve of $18 million in the third quarter of fiscal year 2009 related to the corrective action plan. We may be obligated to pay more or less than the amount that we reserved in connection with the amended consent decree and our corrective action plan because, among other things, the cost of implementing the corrective action plan may be different than our current expectations (including as a result of changes in manufacturing, delivery and material costs), the FDA may determine that we are not fully compliant with the amended consent decree or our corrective action plan and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. Moreover, the matters addressed in the amended consent decree could lead to negative publicity that could have an adverse impact on our business. For several months of fiscal 2009, we also placed a hold on shipping the Alaris PCA module and related Alaris PC Unit while we sought FDA clearance for a software correction under the corrective action plan. We received the required clearance in July 2009, and we subsequently resumed shipments. The amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may also be required to pay monetary damages if we fail to comply with any provision of the amended consent decree. See note 11 to the unaudited condensed consolidated and combined financial statements for more information. Any of the foregoing matters could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

We are involved in a number of legal proceedings. Legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business, or we may enter into settlements of claims for monetary damages that exceed our insurance coverage, if any. Future court decisions and legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales to customers outside of the United States made up approximately 32% of our revenue in the quarter ended December 31, 2009 and we expect that non-U.S. sales will contribute to future growth. The risks associated with our operations outside the United States include:

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

We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the U.S. federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. See note 10 to the unaudited condensed consolidated and combined financial statements for a discussion of Notices of Proposed Adjustment received during fiscal year 2008.

Our reserves against disputed tax obligations may ultimately prove to be insufficient.

The IRS currently has ongoing audits of fiscal years 2001 through 2007 for Cardinal Health. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal tax years ending June 30, 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between our foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries which we have appealed. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. We and Cardinal Health disagree with the IRS regarding the application of the U.S. Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. We are still in the audit stage with respect to the fiscal tax years ending June 30, 2006 and 2007 and have received no proposed notices of adjustment to date. The IRS has not yet commenced any IRS audit for our fiscal tax years ending June 30, 2008 and 2009. Although we believe that we have provided appropriate contingent tax reserve for any potential tax exposures, we may not be fully reserved and it is possible that we may be obligated to pay amounts in excess of our reserves, including the full amount that the IRS is seeking in the appeals matter for the fiscal years ended June 30, 2003 through 2005. The tax matters agreement that we entered into with Cardinal Health specifies that all tax matters related to our businesses, including the control of audit proceedings and payment of any additional liability, is our responsibility. Any such obligation could have an adverse effect on our results of operations and financial condition. See note 10 to the unaudited condensed consolidated and combined financial statements for a discussion of the notices of proposed adjustment received during fiscal year 2008.

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

Risks Related to the Separation

We have a limited operating history as a separate public company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.

Our stock began trading publicly on September 1, 2009. The unaudited combined financial statements for our fiscal year ended June 30, 2009, filed with the SEC on Form 8-K on November 13, 2009 and condensed consolidated and combined financial statements in this quarterly report on Form 10-Q for periods ending prior to September 1, 2009 do not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

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

In connection with the separation, Cardinal Health received a private letter ruling from the IRS substantially to the effect that, among other things, the contribution and the distribution qualified as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, (“the Code”). In addition, Cardinal Health received opinions of Weil, Gotshal & Manges LLP and Wachtell, Lipton, Rosen & Katz, co-counsel to Cardinal Health, to the effect that the contribution and the distribution qualified as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code. The ruling and opinions relied on certain facts, assumptions, representations and undertakings from Cardinal Health and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not otherwise satisfied, Cardinal Health and its shareholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct, have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Cardinal Health or us after the separation. If the separation is determined to be taxable for U.S. federal income tax purposes, Cardinal Health and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities and we could incur significant liabilities.

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

As a result of the separation, Cardinal Health distributed approximately 179.8 million shares of our common stock to its shareholders, all of which are freely tradable under the Securities Act, unless held by Cardinal Health or our “affiliates” as that term is defined by the federal securities laws. It is possible that some Cardinal Health shareholders, including possibly some of its largest shareholders, may sell our common stock received in the distribution for reasons such as that our business profile or market capitalization as a separate, publicly-traded company does not fit their investment objectives. In addition, after completion of the separation, Cardinal Health retained approximately 19% of our total shares outstanding or approximately 41.4 million shares of our common stock. Pursuant to the private letter ruling from the IRS, Cardinal Health is required to dispose of such shares of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event later than five years after the distribution. Cardinal Health has since sold some of these shares, and in accordance with our obligations under the stockholder’s and registration rights agreement that we entered into with Cardinal Health, we filed a registration statement with the SEC to facilitate sales of our common stock by Cardinal Health. Any disposition by Cardinal Health, or any significant Cardinal Health shareholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases we made of our common stock during the quarter ended December 31, 2009:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publically Announced Program
October 1 – 31, 2009	1,263	$22.26	—	$—
November 1 – 30, 2009	40	24.97	—	—
December 1 – 31, 2009	847	24.62	—	—

Total	2,150	$23.24	—	$—

[1]	Represents restricted share awards surrendered each month in the quarter ended December 31, 2009 by employees upon vesting to meet tax withholding obligations.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Retention Agreement, dated October 15, 2009, between CareFusion Corporation and Dwight Winstead, including a Retention Award and Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2009, File No. 1-34273).#

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2010.

CAREFUSION CORPORATION

By:	/s/ EDWARD J. BORKOWSKI
Edward J. Borkowski, Chief Financial Officer (on behalf of the registrant and as principal financial officer)