Form 10-Q
period 2010-03-31
CareFusion Corp
filed 2010-05-12
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of outstanding shares as of the registrant’s common stock, as of May 4, 2010 was 222,304,416.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2010	2009	2010	2009
Revenue	$952	$844	$2,894	$2,728
Cost of Products Sold	500	426	1,513	1,399

Gross Margin	452	418	1,381	1,329
Selling, General and Administrative Expenses	316	262	918	798
Research and Development Expenses	42	39	115	117
Restructuring and Acquisition Integration Charges	1	20	11	55

Operating Income	93	97	337	359

Interest Expense and Other, Net (Including Net Interest Expense Allocated from Parent of $20 and $63 for the Quarter Ended and Nine Months Ended March 31, 2009, respectively)	29	25	95	80

Income Before Income Tax	64	72	242	279
Provision (Benefit) for Income Tax	73	(16)	123	54

Income (Loss) from Continuing Operations	(9)	88	119	225
Income from Discontinued Operations, Net of Tax	—	83	23	247

Net Income (Loss)	$(9)	$171	$142	$472

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$(0.04)	$0.40	$0.54	$1.02
Discontinued Operations	$—	$0.38	$0.10	$1.12
Basic Earnings (Loss) per Common Share	$(0.04)	$0.78	$0.64	$2.14

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$(0.04)	$0.40	$0.53	$1.02
Discontinued Operations	$—	$0.38	$0.10	$1.12
Diluted Earnings (Loss) per Common Share	$(0.04)	$0.78	$0.64	$2.14

Weighted-Average Number of Common Shares Outstanding:
Basic	221.6	220.5	221.4	220.5
Diluted	221.6	220.5	222.7	220.5

See accompanying notes to condensed consolidated and combined financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(unaudited)

(in millions, except per share amounts)	March 31, 2010	June 30, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,094	$626
Trade Receivables, Net	511	473
Current Portion of Net Investment in Sales-Type Leases	388	391
Inventories, Net	449	429
Prepaid Expenses and Other	129	62
Current Assets of Discontinued Operations	—	409

Total Current Assets	2,571	2,390

Property and Equipment, Net	420	396
Net Investment in Sales-Type Leases, Less Current Portion	928	919
Goodwill	2,901	2,903
Intangible Assets, Net	856	896
Other Assets	96	57
Non-Current Assets of Discontinued Operations	—	788

Total Assets	$7,772	$8,349

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings (Including Debt Allocated from Parent of $129 at June 30, 2009)	$6	$130
Accounts Payable	207	100
Other Accrued Liabilities	510	412
Current Liabilities of Discontinued Operations	—	120

Total Current Liabilities	723	762

Long-Term Obligations, Less Current Portion (Including Debt Allocated from Parent of $1,152 at June 30, 2009)	1,386	1,159
Deferred Income Tax and Other Liabilities	949	863
Non-Current Liabilities of Discontinued Operations	—	114

Total Liabilities	3,058	2,898

Commitments and Contingencies

Stockholders’ Equity or Parent Company Investment:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding—None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding—222.2 at March 31, 2010	2	—
Additional Paid-in Capital	4,696	—
Retained Earnings	69	—
Parent Company Investment	—	5,506
Accumulated Other Comprehensive Loss	(53)	(55)

Total Stockholders’ Equity or Parent Company Investment	4,714	5,451

Total Liabilities and Stockholders’ Equity or Parent Company Investment	$7,772	$8,349

See accompanying notes to condensed consolidated and combined financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

(in millions)	Common Stock		Parent Company Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balances at July 1, 2009	—	$—	$5,506	$—	$—	$(55)	$5,451
Net Income from July 1, 2009 to August 31, 2009	—	—	73	—	—	—	73
Net Transfers from Parent	—	—	1,453	—	—	—	1,453
Businesses Retained by Cardinal Health	—	—	(1,006)	—	—	26	(980)
Dividend to Cardinal Health	—	—	(1,374)	—	—	—	(1,374)
Conversion of Net Investment in CareFusion into Capital	221.2	2	(4,652)	4,650	—	—	—
Net Income from September 1, 2009 to September 30, 2009	—	—	—	—	8	—	8
Stock Option Exercises	0.1	—	—	1	—	—	1
Share-Based Compensation	—	—	—	13	—	—	13
Foreign Currency Translation Adjustments	—	—	—	—	—	(10)	(10)

Balances at September 30, 2009	221.3	2	—	4,664	8	(39)	4,635
Net Income	—	—	—	—	70	—	70
Stock Option Exercises	0.2	—	—	4	—	—	4
Share-Based Compensation	—	—	—	17	—	—	17
Foreign Currency Translation Adjustments	—	—	—	—	—	12	12
Other	—	—	—	(4)	—	2	(2)

Balances at December 31, 2009	221.5	2	—	4,681	78	(25)	4,736
Net Loss	—	—	—	—	(9)	—	(9)
Stock Option Exercises	0.2	—	—	—	—	—	—
Share-Based Compensation	—	—	—	17	—	—	17
Foreign Currency Translation Adjustments	—	—	—	—	—	(31)	(31)
Other	0.5	—	—	(2)	—	3	1

Balances at March 31, 2010	222.2	$2	$—	$4,696	$69	$(53)	$4,714

See accompanying notes to condensed consolidated and combined financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended March 31,
(in millions)	2010	2009
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$626	$480

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$157	$127

Cash Flows from Operating Activities:
Net Income	142	472
Income from Discontinued Operations	23	247

Income from Continuing Operations	119	225

Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	129	115
Other Non-Cash Items	156	84
Change in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(16)	117
(Increase) Decrease in Inventories	4	(22)
Increase in Net Investment in Sales-Type Leases	(5)	(37)
Increase (Decrease) in Accounts Payable	69	(19)
Other Accrued Liabilities and Operating Items, Net	80	(79)

Net Cash Provided by Operating Activities—Continuing Operations	536	384
Net Cash (Used in) Provided by Operating Activities—Discontinued Operations	(2)	247

Net Cash Provided by Operating Activities	534	631

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities—Continuing Operations	(67)	(83)
Net Cash Used in Investing Activities—Discontinued Operations	(1)	(14)

Net Cash Used in Investing Activities	(68)	(97)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	1,378	—
Bridge Facility Fees and Debt Issuance Costs	(29)	—
Dividend Payment to Cardinal Health	(1,374)	—
Net Cash Transfer from (to) Cardinal Health	46	(326)
Other Financing Activities	(1)	(3)

Net Cash Provided by (Used in) Financing Activities—Continuing Operations	20	(329)
Net Cash Used in Financing Activities—Discontinued Operations	(154)	(214)

Net Cash Used in Financing Activities	(134)	(543)

Effect of Exchange Rate Changes on Cash—Continuing Operations	(21)	(76)
Effect of Exchange Rate Changes on Cash—Discontinued Operations	—	(2)

Net Effect of Exchange Rate on Cash	(21)	(78)

Net Increase (Decrease) in Cash and Cash Equivalents—Continuing Operations	468	(104)
Net Increase (Decrease) in Cash and Cash Equivalents—Discontinued Operations	(157)	17

Cash and Cash Equivalents at March 31, Attributable to Continuing Operations	$1,094	$376

Cash and Cash Equivalents at March 31, Attributable to Discontinued Operations	$—	$144

See accompanying notes to condensed consolidated and combined financial statements

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

General. References in these notes to the condensed consolidated and combined financial statements to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our,” “the company” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in the notes to the condensed consolidated and combined financial statements to “Cardinal Health” refer to Cardinal Health, Inc., an Ohio corporation, and its consolidated subsidiaries.

The condensed consolidated and combined financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated and combined financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The combined balance sheet at June 30, 2009 has been derived from the audited combined financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for our fiscal year ended June 30, 2009, filed with the SEC on Form 8-K on November 13, 2009 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New Accounting Pronouncements (Adopted during Fiscal Year 2010)

SFAS No. 168. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Under the new ASC, SFAS No. 168 is referred to as ASC 105—Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 during the quarter ended September 30, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision of SFAS No. 141, and codified as ASC 805—Business Combinations (“ASC 805”). In general, ASC 805 expands the definition of a business and transactions that are accounted for as business combinations. In addition, ASC 805 generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. ASC 805 is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. We adopted ASC 805 during the quarter ended September 30, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, and codified as ASC 810—Consolidations (“ASC 810”). In general, ASC 810 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statements of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. ASC 810 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 810 during the quarter ended September 30, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and codified as ASC 820—Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements.

ASC 820 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of ASC 820 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted ASC 820 for financial assets and liabilities during the quarter ended September 20, 2008, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows. We adopted the provisions for nonfinancial assets and liabilities during the quarter ended September 30, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New Accounting Pronouncements (Not Yet Adopted)

ASU 2009-13. In October 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends ASC 605-25—Revenue Recognition—Multiple-Element Arrangements. The update replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. We will adopt the amendment provisions of ASU 2009-13 during the quarter ending September 30, 2010. We are in the process of determining the effect, if any, the adoption of ASU 2009-13 will have on our financial condition, results of operations and cash flows.

ASU 2009-14. In October 2009, the FASB issued ASU 2009-14—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605—Revenue Recognition—Software. ASU 2009-14 changes the accounting model in revenue arrangements for products which include both tangible and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. We will adopt the amendment provisions of ASU 2009-14 during the quarter ending September 30, 2010. We are in the process of determining the effect, if any, the adoption of ASU 2009-14 will have on our financial condition, results of operations and cash flows.

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

Audiology Business

During the quarter ended September 30, 2009, management committed to a plan to dispose of its Audiology business which produces and markets hearing diagnostic equipment. As a result of being held for sale, the assets

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of the Audiology business were written down to fair value less costs to sell, resulting in a pre-tax impairment charge of $7 million recorded in the quarter ended September 30, 2009. On October 1, 2009, we completed the sale of the Audiology business, resulting in a total loss from discontinued operations associated with the Audiology business of $7 million, which includes a $3 million loss recorded in the quarter ended December 31, 2009, related to the write-off of non-deductible goodwill associated with the closing. At the closing of the sale, we received approximately $27 million in cash, which is net of purchase price adjustments.

Summarized selected financial information for the businesses retained by Cardinal Health and the Audiology business for the quarters and nine months ended March 31, 2010 and 2009, is as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Revenue	$—	$232	$165	$682
Operating Income	$—	$22	$37	$101
Impairment of the Audiology Business	$—	$—	$7	$—
Income Before Income Tax	$—	$101	$59	$292
Provision for Income Tax	$—	$18	$36	$45
Income from Discontinued Operations, Net of Tax	$—	$83	$23	$247

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

NOTE 3. EARNINGS PER SHARE

For the quarter and nine months ended March 31, 2010, basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarter and nine months ended March 31, 2010:

(in millions)	Quarter Ended March 31, 2010	Nine Months Ended March 31, 2010
Denominator for Basic Earnings per Share	221.6	221.4
Effect of Dilutive Securities:
Stock Options	—	0.5
Restricted Stock Awards, Restricted Stock Units and Performance Share Units	—	0.8

Denominator for Diluted Earnings per Share—Adjusted for Dilutive Securities	221.6	222.7

As there was a net loss for the quarter ended March 31, 2010, the “Effect of Dilutive Securities” caption in the table does not include the dilutive impact of 0.7 million employee stock options or 1.3 million restricted stock awards, restricted stock units and performance share units because to do so would have been antidilutive.

Antidilutive stock options were excluded from the computation of diluted shares outstanding because the stock options’ exercise prices were greater than the average market price of the common shares. Antidilutive stock options excluded from the calculation of diluted shares outstanding were as follows for the quarter and nine months ended March 31, 2010:

	Quarter Ended March 31, 2010	Nine Months Ended March 31, 2010
Number of Stock Options (shares in millions)	6.6	9.7
Weighted Average Exercise Price	$34.98	$30.95

For the quarter and nine months ended March 31, 2009, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on August 31, 2009, the date which CareFusion common stock was distributed to shareholders of Cardinal Health. Unvested shares of restricted stock are excluded from the basic shares outstanding.

Basic and diluted per share amounts are computed independently in the condensed consolidated and combined statements of operations. Therefore, the sum of per share components may not equal the per share amounts presented.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring charges are recorded in accordance with ASC 420—Exit or Disposal Cost Obligations (“ASC 420”). Under ASC 420, a liability is measured at its fair value and recognized as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters and nine months ended March 31, 2010 and 2009:

	Quarter Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Restructuring Charges	$—	$18	$9	$45
Acquisition Integration Charges	1	2	2	10

Total Restructuring and Acquisition Integration Charges	$1	$20	$11	$55

Restructuring Charges

In fiscal year 2009, we launched a series of restructuring programs with the goals to provide improved management focus through the re-alignment of the management structure and lowering the cost structure through a reduction in global workforce. The entire restructuring program resulted in $66 million in pre-tax charges, which is a reduction of our previously estimated amount of $73 million reported at June 30, 2009. This change is mainly a result of slight modifications to the programs and the effect of certain employees leaving before their jobs were eliminated. All major activities of the programs were complete as of March 31, 2010.

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

The following table segregates our restructuring charges into our reportable segments for the quarters and nine months ended March 31, 2010 and 2009:

	Quarter Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Medical Technologies and Services	$—	$5	$3	$15
Critical Care Technologies	—	13	6	30

Total Restructuring Charges	$—	$18	$9	$45

During the quarters and nine months ended March 31, 2010 and 2009, our restructuring costs primarily consisted of severance accrued upon either communication of terms to employees or over the required service period, outplacement services provided to employees who had been involuntarily terminated and duplicate payroll costs during transition periods.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring Accrual Rollforward. The following table summarizes activity related to liabilities associated with our restructuring charges, which is included within “Other Accrued Liabilities” in the condensed consolidated and combined balance sheets:

(in millions)
Balance at June 30, 2009	$17
Additions	9
Payments	(14)

Balance at March 31, 2010	$12

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

NOTE 5. INVENTORIES

Inventories, accounted for on a currently adjusted standard basis (which approximates cost on a first-in, first-out basis) consisted of the following:

(in millions)	March 31, 2010	June 30, 2009
Finished Goods	$318	$311
Work-in-Process	38	31
Raw Materials	142	133

	498	475
Reserve for Excess and Obsolete Inventories	(49)	(46)

Inventories, Net	$449	$429

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in millions)	March 31, 2010	June 30, 2009
Land, Buildings and Improvements	$177	$177
Machinery and Equipment	722	664
Furniture and Fixtures	28	28

	927	869
Accumulated Depreciation	(507)	(473)

Property and Equipment, Net	$420	$396

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Depreciation expense was $25 million and $15 million for the quarters ended March 31, 2010 and 2009, respectively, and $72 million and $60 million for the nine months ended March 31, 2010 and 2009, respectively. We expense repairs and maintenance expenditures as incurred.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2009	$2,903
Goodwill Related to the Divestiture or Closure of Businesses, and Other Adjustments	(2)

Balance at March 31, 2010	$2,901

As of March 31, 2010, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,136 million and $765 million, respectively.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives, which range from three to 20 years. The detail of other intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangible	Accumulated Amortization	Net Intangible
March 31, 2010
Unamortized Intangibles:
Trademarks and Patents	Indefinite	$336	$—	$336

Total Unamortized Intangibles		336	—	336
Amortized Intangibles:
Trademarks, Patents and Developed Technology	10	313	126	187
Non-Compete Agreements	5	3	2	1
Customer Relationships	14	493	170	323
Other	9	33	24	9

Total Amortized Intangibles	12	842	322	520

Total Intangibles		$1,178	$322	$856

June 30, 2009
Unamortized Intangibles:
Trademarks and Patents	Indefinite	$337	$—	$337

Total Unamortized Intangibles		337	—	337
Amortized Intangibles:
Trademarks, Patents and Developed Technology	10	292	97	195
Non-Compete Agreements	5	3	2	1
Customer Relationships	14	497	146	351
Other	9	34	22	12

Total Amortized Intangibles	13	826	267	559

Total Intangibles		$1,163	$267	$896

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense is as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Amortization Expense	$20	$19	$57	$55

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2010	2011	2012	2013	2014
Amortization Expense	$76	$76	$72	$49	$46

NOTE 8. COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The computation of comprehensive income (loss) for the quarters and nine months ended March 31, 2010 and 2009, is as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Net Income (Loss)	$(9)	$171	$142	$472
Foreign Currency Translation Adjustments	(31)	(5)	(29)	(144)
Unrealized Gain on Derivatives, Less Reclassifications	2	—	5	—
Other	1	—	1	—

Comprehensive Income (Loss), Net of Tax	$(37)	$166	$119	$328

The components of accumulated other comprehensive loss consisted of the following:

(in millions)	March 31, 2010	June 30, 2009
Foreign Currency Translation Adjustments[1]	$(49)	$(43)
Unrealized Losses on Derivative Instruments[2]	(1)	(6)
Minimum Pension Liability	(3)	(4)
Other	—	(2)

Accumulated Other Comprehensive Loss	$(53)	$(55)

[1]	Included within the $(43) million of foreign currency translation adjustments as of June 30, 2009 is $(23) million associated with discontinued operations.
[2]	Included within the $(6) million of net unrealized losses on derivative instruments as of June 30, 2009 is $(2) million associated with discontinued operations.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9. BORROWINGS

Borrowings consisted of the following:

(in millions)	March 31, 2010	June 30, 2009
Senior Notes due 2012, 4.125% Less Unamortized Discount of $1.4 million at March 31, 2010, Effective Rate 4.37%	$249	$—
Senior Notes due 2014, 5.125% Less Unamortized Discount of $4.1 million at March 31, 2010, Effective Rate 5.36%	446	—
Senior Notes due 2019, 6.375% Less Unamortized Discount of $10.9 million at March 31, 2010, Effective Rate 6.60%	689	—
Other Obligations; Interest Averaging 2.40% at March 31, 2010 and 3.30% at June 30, 2009, Due in Varying Installments through 2014	8	8
Debt Allocated from Parent	—	1,281

Total Borrowings	1,392	1,289
Less: Current Portion	6	130

Long-Term Portion	$1,386	$1,159

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

Borrowings under the 364-day revolving credit facility bear interest at a floating rate per annum based upon the London Interbank Offered Rate (“LIBOR”) or alternate base rate (“ABR”), in each case, plus an applicable

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

margin, which in the case of LIBOR varies from 2.2% to 3.5% based upon CareFusion’s debt ratings and in the case of ABR varies from 1.2% to 2.5% based upon CareFusion’s debt ratings. At March 31, 2010, we had no amounts outstanding under our 364-day revolving credit facility.

Borrowings under the three-year revolving credit facility bear interest at a floating rate per annum based upon the LIBOR or the alternate base rate ABR, in each case, plus an applicable margin, which in the case of LIBOR varies from 2.1% to 3.375% depending on CareFusion’s debt ratings and in the case of ABR varies from 1.1% to 2.375% depending on CareFusion’s debt ratings. The commitments under the three-year revolving credit facility are subject to increase, upon our request and consent by the lenders, by up to an aggregate of $30 million. Subject to customary covenants, the three-year revolving credit facility allows for the stated borrowing amount, including $25 million of standby letters of credit. At March 31, 2010, we had $2 million of standby letters of credit outstanding, reducing our available capacity under the three-year revolving credit facility to $478 million.

The revolving credit facilities contain several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, investments, dispositions, restricted payments, transactions with affiliates, change in control and sale and lease-back transactions. The revolving credit facilities also require that we maintain certain interest coverage and maximum leverage ratios. We were in compliance with all of our revolving credit agreement covenants at March 31, 2010. All obligations under the revolving credit facilities are guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.

Other Borrowings. We maintain other short-term credit facilities and letter of credit facilities that allow for borrowings up to $37 million and $49 million at March 31, 2010 and June 30, 2009, respectively. At March 31, 2010, we had $4 million of borrowings drawn and $14 million of standby letters of credit outstanding on these facilities. At June 30, 2009, we had $4 million of borrowings drawn and $12 million of standby letters of credit outstanding on these facilities. The remaining $4 million balance of other obligations at March 31, 2010 and June 30, 2009, consisted primarily of additional notes, loans and capital leases. Obligations related to capital leases are secured by the underlying assets.

Bridge Loan Facility. On July 1, 2009, we entered into a senior unsecured bridge loan facility (the “bridge loan facility”) to provide financing for an aggregate principal amount of $1.4 billion, with a term of 364 days from the date of any funding, for payment of the dividend to Cardinal Health as part of our spinoff. As the senior unsecured note offering was successfully completed prior to the separation, those proceeds were used to finance the payment of the dividend to Cardinal Health in lieu of drawing the bridge loan facility. As a result, the bridge loan facility was terminated on August 31, 2009. In connection with this termination, we expensed approximately $22 million of capitalized fees to interest expense in the quarter ended September 30, 2009.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We believe the allocation basis for debt and net interest expense is reasonable based on the debt levels consistent with an investment grade credit rating for us. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for the periods presented prior to the spinoff.

Fair Value Disclosures

The estimated fair value of our long-term obligations and other short-term borrowings was $1,512 million and $1,217 million as compared to the carrying amounts of $1,392 million and $1,289 million at March 31, 2010 and June 30, 2009, respectively. The fair value of our senior notes at March 31, 2010 was based on quoted market prices. The fair value of the other obligations at March 31, 2010 and June 30, 2009, including debt allocated to us by Cardinal Health, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

NOTE 10. INCOME TAX

Income taxes are computed on a basis consistent with the interim period tax expense requirements of ASC 270—Interim Reporting (“ASC 270”). For the period July 1, 2009 through the spinoff date from Cardinal Health on August 31, 2009, our operations were included in the consolidated income tax returns of Cardinal Health. However, income taxes were calculated and provided for CareFusion on a separate return basis for the quarter and nine months ended March 31, 2010, as well as the quarter and nine months ended March 31, 2009. The amount of liabilities related to income taxes prior to the spinoff that were retained by Cardinal Health are reflected in “Parent Company Investment” in the condensed consolidated statement of stockholders’ equity.

During the quarter ended March 31, 2010, we completed a detailed analysis of our tax reserves prompted by new information related to our potential tax positions, tax liabilities, and tax planning strategies. For this analysis, we retained third party advisors to assist in assessing whether, based on the new information, our tax risks had changed, and whether additional reserves in excess of those already recorded were necessary in accordance with the recognition and measurement provisions of ASC 740—Income Taxes. Upon completion of this analysis, and in accordance with ASC 250—Accounting Changes and Error Corrections, we determined it was appropriate to increase our existing tax reserves by approximately $58 million, which was treated as a change in estimate and recorded as a charge to net income for the quarter ended March 31, 2010.

The effective tax rate was 114.1% and 51.0%, respectively, for the quarter and nine months ended March 31, 2010, as compared to (22.6)% and 19.2%, respectively, for the quarter and nine months ended March 31, 2009.

The difference in the effective rate for the quarter and nine months ended March 31, 2010, and the U.S. federal statutory rate of 35% is primarily attributable to the previously mentioned change in estimate associated with our tax reserves.

The difference in the effective tax rate for the quarter and nine months ended March 31, 2009, and the U.S. federal statutory rate of 35% is primarily attributable to a claim filed by Cardinal Health with the Internal Revenue Service (“IRS”) during the quarter ended March 31, 2009, to amend the filing position taken on its U.S. federal income tax return for fiscal years 2004 through 2006 related to a secured loan transaction involving certain of our sales-type lease receivables. Since our income taxes are presented on a separate return basis, we recognized a $24 million net tax benefit in the quarter ended March 31, 2009, related to this item. In addition, the

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

effective tax rate was impacted by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable tax adjustments for accrued interest related to proposed tax assessments and state tax rate adjustments.

Our operations were historically included in Cardinal Health’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. Effective for the period beginning September 1, 2009, we will file stand-alone income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions.

The IRS currently has ongoing audits of Cardinal Health’s consolidated U.S. income tax returns for fiscal years 2001 through 2007. Prior to the spinoff, we and Cardinal Health entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes. The tax matters agreement generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility.

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

To date, we and Cardinal Health have received no notices of proposed adjustments from the IRS for the audit periods for any fiscal years ending after June 30, 2005 for which we could be responsible. The IRS has not commenced any audit for our fiscal tax years ending June 30, 2008 or 2009.

We had unrecognized tax benefits of approximately $252 million and $197 million related to various U.S. and foreign jurisdictions at March 31, 2010 and June 30, 2009, respectively. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $212 million and $168 million at March 31, 2010 and June 30, 2009, respectively. Currently, there is insufficient information related to any possible federal, state or foreign audit to quantify any changes in the unrecognized tax benefits that may occur in the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2010 and June 30, 2009, the total balance of accrued interest and penalties related to uncertain tax positions was $90 million and $42 million, respectively.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Other Matters. In addition to the matter described above, we also become involved in other litigation and regulatory matters incidental to our business, including, but not limited to, product liability claims, employment matters, commercial disputes, intellectual property matters, inclusion as a potentially responsible party for environmental clean-up costs, and litigation in connection with acquisitions and divestitures. We intend to defend ourselves in any such matters and do not currently believe that the outcome of any such matters will have a material adverse effect on our financial condition, results of operations and cash flows.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

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

NOTE 12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASURES

Derivative Instruments

We use derivative instruments to partially mitigate our business exposure to foreign currency exchange risk. We may enter into foreign currency forward contacts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and cost of sales, and on certain assets and liabilities. The maximum period of time that we hedge exposure is twelve months.

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of March 31, 2010 and June 30, 2009:

(in millions)	March 31, 2010	June 30, 2009
Assets[1] :
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$1	$1

Liabilities[2] :
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$—	$4

[1]	All derivative assets are recorded as ‘Prepaid Expenses and Other’ assets in the condensed consolidated and combined balance sheets.
[2]	All derivative liabilities are recorded as ‘Other Accrued Liabilities’ in the condensed consolidated and combined balance sheets.

Cash Flow Hedges. We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The cash flow impact of cash flow hedges is included in the condensed consolidated and combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

At March 31, 2010 and June 30, 2009, we held forward contracts to hedge probable, but not firmly committed, revenue and expenses.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the notional amounts of the outstanding cash flow hedges as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$56	$160

As of March 31, 2010, the aforementioned foreign currency forward contracts are expected to mature through December 2010. Credit risk of these contracts is immaterial as of March 31, 2010 and June 30, 2009.

The following table summarizes the unrealized loss included in OCI for derivative instruments designated as cash flow hedges as of March 31, 2010 and June 30, 2009:

(in millions)	March 31, 2010	June 30, 2009
Foreign Currency Forward Contracts	$(1)	$(4)

See note 8 for OCI activity related to derivatives designated as cash flow hedges.

The following table summarizes the gain/(loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges for the quarters and nine months ended March 31, 2010 and 2009:

(in millions)	Statement of Operations Location	Quarter Ended March 31,		Nine Months Ended March 31,
Cash Flow Hedging Instruments		2010	2009	2010	2009
Foreign Currency Forward Contracts	Revenue	$—	$—	$(1)	$(1)
Foreign Currency Forward Contracts	Cost of Products Sold	(2)	1	(4)	2
Foreign Currency Forward Contracts	Selling, General and Administrative Expenses	1	(1)	1	(1)

Total Loss Reclassified		$(1)	$—	$(4)	$—

The amount of ineffectiveness associated with these derivative instruments was not material.

Fair Value (Non-Designated) Hedges. We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the condensed consolidated and combined statements of operations in “Interest Expense and Other, Net” at the end of each period. The cash flow impact of fair value hedges is included in the condensed consolidated and combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”. The maximum period of time that we hedge exposure for foreign currency fair value hedges is 30 days. There were no fair value hedges outstanding at March 31, 2010.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the notional amount of the fair value hedges outstanding as of June 30, 2009:

June 30, 2009
(in millions)	Notional Amount
Foreign Currency Forward Contracts	$314

The following table summarizes the gain/(loss) recognized in earnings for fair value hedges for the quarters and nine months ended March 31, 2010 and 2009:

(in millions)	Statement of Operations Location	Quarter Ended March 31,		Nine Months Ended March 31,
Fair Value Hedging Instruments		2010	2009	2010	2009
Foreign Currency Forward Contracts	Interest Expense and Other, Net	$1	$(1)	$(4)	$3

The following is a summary of unsettled derivative instruments and the associated amount we would have paid / received to terminate these contracts based on quoted market prices for the same or similar instruments as of March 31, 2010 and June 30, 2009:

	March 31, 2010		June 30, 2009
(in millions)	Notional Amount	Fair Value Gain	Notional Amount	Fair Value Loss
Foreign Currency Forward Contracts	$56	$1	$474	$(4)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2010:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents	$885	$—	$—	$885
Other Investments	9	—	—	9
Foreign Currency Forward Contracts	—	1	—	1

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The fair value of our foreign currency forward contracts was determined based on quoted market prices for the same or similar instruments.

NOTE 13. RELATED PARTY TRANSACTIONS AND PARENT COMPANY EQUITY

The following paragraphs discuss related party transactions with Cardinal Health and how they were accounted for in our financial statements.

Allocation of General Corporate Expenses. The condensed consolidated and combined financial statements include expense allocations for certain functions that were historically provided by Cardinal Health, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other appropriate measure. Prior to July 1, 2009, we operated as a component of Cardinal Health, and therefore we were allocated expenses associated with the functions described above. As of July 1, 2009, we began operating as a wholly-owned subsidiary of Cardinal Health and therefore received significantly less expense allocations as the majority of these allocations were replaced with directly incurred expenditures at the CareFusion level. We were allocated $19 million and $305 million, for the two months ended August 31, 2009 and the nine months ended March 31, 2009, respectively, of general corporate expenses incurred by Cardinal Health which is included within “Selling, General and Administrative Expenses” (“SG&A”) expenses in the condensed consolidated and combined statements of operations. Included within the $305 million of SG&A expenses allocated to us from Cardinal Health for the nine months ended March 31, 2009, is $16 million allocable to discontinued operations. No amount of the $19 million was allocated to discontinued operations for the two months ended August 31, 2009.

On August 31, 2009, we completed the spinoff from Cardinal Health and our Transition Services Agreement (“TSA”), went into effect (see below). Charges incurred as a result of the TSA were $22 million for the quarter ended March 31, 2010, and $78 million for the nine months ended March 31, 2010.

Related Party Sales. Historically, we sold certain medical products and supplies through the medical distribution business of Cardinal Health. Title for these products transferred to Cardinal Health when we sold the products to their medical distribution channels, however, we recognized product revenue on these sales primarily when title transferred to the end customer, which was typically upon receipt by the end customer. Our product revenue related to these related party sales totaled $180 million and $718 million for the two months ended August 31, 2009 and the nine months ended March 31, 2009, respectively. Included within these amounts are $72 million and $312 million associated with discontinued operations for the two months ended August 31, 2009 and the nine months ended March 31, 2009, respectively.

Inventory held in Cardinal Health distribution centers associated with these sales prior to the spinoff was $93 million at June 30, 2009. Included within the $93 million of the inventory associated with these sales as of June 30, 2009 was $38 million associated with discontinued operations.

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

Upon the spinoff, we entered into a distribution agreement with Cardinal Health which states that Cardinal Health will continue to distribute certain of our products and supplies through its medical distribution business. In addition, we entered into an accounts receivable factoring agreement for which we sell certain of our accounts receivable associated with this distribution agreement to Cardinal Health. Title to these products and supplies no longer transfers to Cardinal Health and inventory related to these products is maintained by CareFusion. Service fees related to this agreement were $11 million and $25 million for the quarter and nine months ended March 31, 2010, respectively. Accounts receivable sold under the factoring agreement totaled $165 million and $439 million for quarter and nine months ended March 31, 2010, respectively.

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

Total product revenue related to these agreements was $84 million and $174 million for the quarter and nine months ended March 31, 2010, respectively. Total product purchases from Cardinal Health were $24 million and $58 million for the quarter and nine months ended March 31, 2010, respectively. Service fees paid to Cardinal Health were $9 million and $18 million for the quarter and nine months ended March 31, 2010, respectively. There was an immaterial amount of service fee revenues from Cardinal Health for the quarter ended March 31, 2010, and $1 million for the nine months ended March 31, 2010.

At March 31, 2010, we had an outstanding payable balance to Cardinal Health of $14 million. In addition, at March 31, 2010, a receivable was due from Cardinal Health of $92 million.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Parent Company Equity. Net transfers from parent are included within “Parent Company Investment” in the condensed consolidated statement of stockholders’ equity through the spinoff date of August 31, 2009. The components of the net transfers from parent are as follows:

(in millions)	As of August 31, 2009
Net Change in Debt Allocated from Parent[1]	$1,281
Net Change in Income Tax Accounts	83
Corporate Push Down	48
Other	41

Total Net Transfers from Parent	$1,453

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 14. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The table below summarizes the changes in the carrying amount of the liability for product warranties for the nine months ended March 31, 2010:

(in millions)
Balance at June 30, 2009	$31
Warranty Accrual	6
Warranty Claims Paid	(13)
Adjustments to Preexisting Accruals	(3)

Balance at March 31, 2010	$21

As of March 31, 2010 and June 30, 2009, approximately $9 million and $20 million, respectively, of the ending liability balances related to accruals for product recalls.

NOTE 15. SEGMENT INFORMATION

The following table presents information about our reporting segments for the quarters ended March 31, 2010 and 2009:

(in millions)	Critical Care Technologies	Medical Technologies and Services[1]	Total
March 31, 2010:
External Revenues	$629	$323	$952
Depreciation and Amortization	31	14	45
Operating Income	77	16	93
Capital Expenditures	22	7	29
March 31, 2009:
External Revenues	$543	$301	$844
Depreciation and Amortization	26	8	34
Operating Income	56	41	97
Capital Expenditures	26	5	31

[1]	Segment results for the Medical Technologies and Services segment have been adjusted for discontinued operations. See Note 2.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents information about our reporting segments for the nine months ended March 31, 2010 and 2009:

(in millions)	Critical Care Technologies	Medical Technologies and Services[1]	Total
March 31, 2010:
External Revenues	$1,928	$966	$2,894
Depreciation and Amortization	91	38	129
Operating Income	289	48	337
Capital Expenditures	72	24	96
March 31, 2009:
External Revenues	$1,836	$892	$2,728
Depreciation and Amortization	79	36	115
Operating Income	277	82	359
Capital Expenditures	59	24	83

[1]	Segment results for the Medical Technologies and Services segment have been adjusted for discontinued operations. See Note 2.

The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarter Ended March 31,		Nine Months Ended March 31,		March 31, 2010	June 30, 2009
(in millions)	2010	2009	2010	2009
United States	$640	$588	$1,968	$1,897	$303	$271
International	312	256	926	831	117	125

Total	$952	$844	$2,894	$2,728	$420	$396

NOTE 16. SHARE-BASED COMPENSATION

We maintain a stock incentive plan that provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and performance share units for the benefit of certain of our officers, directors and employees. Under CareFusion’s 2009 Long-Term Incentive Plan (the “Plan”), there are 40.0 million shares of common stock reserved and eligible for issuance. At March 31, 2010, awards (net of prevesting forfeitures) had been granted with respect to 17.3 million shares of the 40.0 million reserved shares with 22.7 million shares available for future awards. The number of shares to be issued in connection with performance share units is not determined until the end of the respective performance period and are therefore included at the current estimate of payout shares (see below). New shares are issued for settlement of awards under the Plan.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

A summary of CareFusion stock option activity related to CareFusion and Cardinal Health employees for the nine months ended March 31, 2010 is as follows. All awards granted between July 1, 2009 and August 31, 2009 have been adjusted to reflect the conversion ratio as of the date of the spinoff as all stock options prior to the spinoff were stock options of Cardinal Health. With respect to the Cardinal Health stock options granted prior to September 26, 2007, the converted CareFusion stock options retained the vesting schedule and expiration date of the original Cardinal Health stock options.

(in millions, except per share amounts)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at July 1, 2009	9.5	$31.91
Granted[1]	3.4	$20.61
Exercised	(0.3)	$17.82
Cancelled/Forfeited[1]	(1.4)	$20.18
Conversion of Cardinal Health Stock Options to CareFusion Stock Options	1.6	$19.65

Outstanding, March 31, 2010	12.8	$28.81	4.2	$29

Exercisable, March 31, 2010	8.0	$32.56	3.3	$5

[1]	Includes 0.2 million stock options granted and 1.1 million stock options cancelled as a result of the option exchange program.

The following table summarizes activity related to CareFusion stock options exercised during the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
(in millions)	2010	2009
Proceeds From Stock Options Exercised	$5	$	n/a
Intrinsic Value of Stock Options Exercised	$2		$—
Tax Benefit Related to Stock Options Exercised	$—		$—

Cardinal Health received the cash proceeds for stock options exercised prior to September 1, 2009, and therefore, no cash proceeds are presented for stock options exercised prior to that date.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of the stock options granted during the quarter and nine months ended March 31, 2009, were valued by Cardinal Health utilizing a lattice valuation model. The fair value of stock options granted by CareFusion during the quarter and nine months ended March 31, 2010, and subsequent to the spinoff was valued by CareFusion utilizing a Black-Scholes-Merton valuation model. The Black-Scholes-Merton model was utilized subsequent to the spinoff based on a review of facts and circumstances associated with the anticipated exercise patterns of employees at a new publicly traded company. Had we used the Black-Scholes-Merton valuation model instead of the Lattice valuation model prior to the spinoff, it would not have resulted in a material impact on our financial condition, results of operations or cash flows.

The following assumptions were utilized in deriving the fair value for awards granted under the Black-Scholes-Merton model for the nine months ended March 31, 2010 and the lattice model for the nine months ended March 31, 2009.

	Nine Months Ended March 31,
	2010	2009
Risk Free Interest Rate	2.28% –2.44%	0.03% – 3.48%
Expected Term	5.0	4.5 – 7.0
Volatility	32.1%	27.0% – 30.0%
Dividend Yield	— %	1.0% – 2.33%
Weighted-Average Grant Date Fair Value	$6.70	$7.77

Black-Scholes-Merton. The risk-free rate is based on an U.S. Treasury equivalent instrument with the same term as the expected term. The expected term of the stock option represents the estimated period of time until exercise and is based on the vesting period of the award and the estimated exercise patterns of employees. Volatility is based on the historical volatility of a peer group of five companies that have similar revenues, earnings and market capitalization, as well as operate in the same industry as CareFusion, and is based on a volatility measure over the approximate expected term of the stock options. We do not currently plan to pay dividends on our common stock and therefore the dividend yield percentage is set at zero.

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

Restricted Stock and Restricted Stock Units. Under the Plan, restricted stock and restricted stock units (“restricted stock awards”) generally vest in equal installments over three years. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock awards granted was $20.82 and $29.05 for the nine months ended March 31, 2010 and 2009, respectively.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of CareFusion restricted stock awards related to CareFusion and Cardinal Health employees for the nine months ended March 31, 2010 is as follows. All restricted share awards granted between July 1, 2009 and August 31, 2009 have been adjusted to reflect the conversion ratio as of the date of the spinoff as all restricted share awards prior to the spinoff were associated with Cardinal Health common shares. With respect to restricted share awards granted prior to September 26, 2007, the converted CareFusion restricted stock awards retained the vesting schedule of the original Cardinal Health restricted share awards.

(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Balance at July 1, 2009	1.2	$30.85
Granted	2.7	$20.82
Vested	(0.5)	$23.23
Forfeited	(0.6)	$21.21
Conversion of Cardinal Health Restricted Share Awards to CareFusion Restricted Stock Awards	0.7	$19.65

Outstanding, March 31, 2010	3.5	$23.52

Performance Share Units. Performance share units provide share-based compensation to participants for which vesting is contingent upon company performance relative to a specific financial target, as defined in the award agreement. Performance share units granted during the nine months ended March 31, 2010 vest between two and four years after the grant date on a sliding scale of units, depending on the timing of achievement of a two-year average cash flow target, as defined in the award agreement. The amount of compensation expense recognized, as well as the period over which the awards are expected to vest, is based on management’s estimate of the most likely outcome. Management’s estimate of the likelihood of achieving these performance targets and the timing of achievement of such targets may materially change over time based on facts and circumstances. The fair value of performance share units is based on the closing price of the company’s common stock on the date of grant.

The following table depicts the percentage of units that will be paid out depending on the timing of achieving the performance target after the grant date (measured at the fiscal year end):

Year Performance Target Achieved	Percent Payout of Awarded Units
2	150%
3	100%
4	50%

No payout is earned if the performance target is not achieved by year four. Compensation expense for the nine months ended March 31, 2010 was based on an estimate of achieving the performance target in year three.

We granted 0.4 million performance share units during the nine months ended March 31, 2010, with a weighted-average grant date fair value of $20.79. No performance share units were forfeited or vested during the nine months ended March 31, 2010.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounting for Share-Based Compensation. We account for share-based compensation in accordance with ASC 718, which requires the expense resulting from all share-based payment transactions with employees to be recognized in the statement of operations over the period during which an employee provides the requisite service in exchange for the award, based on the award’s fair value. Most stock options and restricted stock and restricted stock units vest ratably over a three-year period. Share-based compensation expense associated with these graded-vesting awards is recognized using the straight-line method over the vesting period. Stock options generally have a seven-year contractual term. Total pre-tax share-based compensation expense was approximately $51 million and $42 million for the nine months ending March 31, 2010 and 2009, respectively. Share-based compensation expense was based on an allocation from Cardinal Health of $4 million during the two month period from July 1, 2009 through August 31, 2009 and for the entire nine months ended March 31, 2009. The income tax benefit related to the share-based compensation expense was $14 million and $17 million for the nine months periods ended March 31, 2010 and 2009, respectively. We classify share-based compensation within SG&A expense to correspond with the same line item as the majority of the cash compensation paid to employees.

As of March 31, 2010, our total unrecognized share-based compensation expense related to nonvested share-based compensation awards, adjusted for estimated forfeitures, was $73 million. This compensation expense is expected to be recognized over a weighted-average period of approximately 2 years.

NOTE 17. SUBSEQUENT EVENTS

On April 2, 2010, we entered into a definitive agreement to acquire Medegen, Inc., a leading innovator in clinically differentiated needleless access valves and administration sets that deliver intravenous medication to patients, for $225 million in cash. The transaction is subject to customary closing conditions, including successful completion of a Hart-Scott-Rodino antitrust filing, and is expected to close by June 30, 2010.

On April 29, 2010, we entered into a definitive agreement to sell our Research Services business, which is part of our Medical Technologies and Services segment, to eResearchTechnology, Inc. for $81 million in cash. This transaction is subject to customary closing conditions and is expected to close by June 30, 2010.

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

Separation from Cardinal Health

On September 29, 2008, Cardinal Health announced that it intended to separate its clinical and medical products businesses from the remainder of its businesses through a pro rata distribution of common stock of an entity holding the assets and liabilities associated with the clinical and medical products businesses. CareFusion Corporation was incorporated in Delaware on January 14, 2009 for the purpose of holding such businesses. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, CareFusion distributed a cash dividend in the amount of $1.374 billion to Cardinal Health, and Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us (“the contribution”), and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders (“the distribution”), based on a distribution ratio of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As a condition to the separation, Cardinal Health is required to dispose of the remaining 19% of our common stock within five years of the distribution date. This MD&A is written to discuss the condensed consolidated and combined financial statements that reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff and are presented in these financial statements as discontinued operations.

In connection with the separation and other restructuring activities not related to the separation, we expect to incur one-time expenditures of approximately $120 million to $130 million in fiscal year 2010. These expenditures primarily consist of employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs. Also included are approximately $22 million of capitalized fees associated with our bridge loan facility that were expensed in the quarter ended September 30, 2009, in connection with the termination of the bridge loan on August 31, 2009. We expect to fund these costs through cash from operations, cash on hand and, if necessary, cash available from our senior unsecured revolving credit facilities. A portion of these expenditures will be capitalized and amortized over their useful lives and others will be expensed as incurred, depending on their nature. Additionally, we will incur increased costs as an independent, publicly-traded company, primarily as a result of higher charges than in the past from Cardinal Health for transition services and from establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, risk management, accounting and financial reporting, investor relations, legal, procurement and other services. In the first year following the separation, these annual operating costs are estimated to be approximately $25 million to $30 million higher than the general corporate expenses we reported historically as being allocated to us from Cardinal Health. We believe cash flows from our operations will be sufficient to fund these additional corporate expenses and we do not anticipate that these costs will have an adverse effect on our growth rate in the future.

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

In furtherance of our strategy, we may seek to acquire entities that meet our objectives of driving innovation and global growth. Consistent with this strategy, we entered into a definitive agreement in April 2010 to acquire Medegen, Inc. (“Medegen”) a leading innovator in clinically differentiated needleless access valves and administration sets that deliver intravenous medication to patients. The transaction is subject to customary closing conditions, including successful completion of a Hart-Scott-Rodino antitrust filing, and is expected to close by June 30, 2010.

At the same time, our strategy also involves assessing our portfolio of businesses with a view of divesting non-core businesses that do not align with our objectives, such as the disposition of our Audiology business in October 2009, and our recent announcement to divest our Research Services business. See note 17 to the unaudited condensed consolidated and combined financial statements for further information.

We continue to believe that challenges exist in the capital equipment market from delays in hospital capital spending, as well as prioritization of capital spending. While we are seeing small signs of improvement, we anticipate it will take some time before significant market improvements are realized. Despite these continued challenges, our sales increased 13% and 6% for the quarter and nine months ended March 31, 2010, respectively, compared to the same periods in the prior year. These increases were a result of increased sales of respiratory capital and disposable products, increased sales in our international surgical and interventional specialty products, the impact of the release of the shipping hold on the Alaris System, and the impacts of commercial agreements executed with Cardinal Health upon our spinoff. A portion of these increases was a result of organizations increasing their emergency preparedness efforts, including those associated with the potential impacts of influenza viruses. We feel that we are positioned strategically to benefit from increases in hospital capital equipment spending as the market recovers.

As expected, selling, general and administrative expenses (“SG&A”), increased 21% and 15% for the quarter and nine months ended March 31, 2010, respectively, compared to the same periods in the prior year. A portion of these increases were reflective of our higher revenues, while the remaining is the result of expected incremental costs of standing up as a public company. These SG&A increases were partially offset by savings from our March 2009 global workforce reduction program, which we expect will continue through fiscal 2010. As part of our ongoing evaluation of our overall operations and cost of doing business following the spinoff, we expect to continue to drive efficiencies to decrease our SG&A expenses and improve our cost of product sold.

Our capital equipment revenues are subject to a certain degree of seasonality that aligns to our customer capital equipment purchasing cycles. As a normal course of business, this seasonality would manifest itself with higher sales in our second and fourth quarters and lower sales in the first and third quarters of our fiscal year.

Results of Operations

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31,
(in millions)	2010	2009	Change
Revenue	$952	$844	$108
Cost of Products Sold	500	426	74

Gross Margin	452	418	34

Selling, General and Administrative Expenses	316	262	54
Research and Development Expenses	42	39	3
Restructuring and Acquisition Integration Charges	1	20	(19)

Operating Income	93	97	(4)

Interest Expense and Other, Net	29	25	4

Income Before Income Tax	64	72	(8)
Provision (Benefit) for Income Tax	73	(16)	89

Income (Loss) from Continuing Operations	(9)	88	(97)
Income from Discontinued Operations, Net of Tax	—	83	(83)

Net Income (Loss)	$(9)	$171	$(180)

Revenue

Revenue in our Critical Care Technologies segment (“CCT”), increased by $86 million to $629 million for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. The increase in revenue was attributable to increased sales of respiratory products, including ventilators and related disposables as a result of continued demand for emergency preparedness for the potential effects of influenza viruses, and to a lesser extent, the impact of commercial agreements executed in conjunction with our separation from Cardinal Health. Infusion revenue increased as a result of the impact of the shipping hold on the Alaris System that began in early February 2009 and subsequently released in July 2009. Partially offsetting the increases in infusion and respiratory products were decreases in dispensing equipment revenue due to the continued impact of delays in hospital capital spending as well as the way in which hospitals prioritize and allocate their spending.

Revenue in our Medical Technologies and Services segment (“MT&S”), increased by $22 million to $323 million for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. The increase was driven by sales of our infection prevention products and increased sales in our international surgical products business, including the impacts of foreign exchange. In addition, our interventional specialties products exhibited continued revenue growth primarily from increased sales of chronic drainage products.

Cost of Products Sold

Cost of products sold for the quarter ended March 31, 2010, increased 17% to $500 million. The increase in cost of products sold is attributable to the higher sales volume and product mix. Offsetting the increases are service and manufacturing savings resulting from: (a) improved utilization of raw materials; (b) the impact of relocating certain of our manufacturing processes and those of our suppliers to lower cost jurisdictions; (c) favorable overhead absorption as a result of increased volume; and (d) controlled overhead spending. Also offsetting the increase were infusion product recall charges for $18 million that impacted the quarter ended March 31, 2009 associated with the Alaris System shipping hold.

Gross Margin

Gross margin for the quarter ended March 31, 2010, increased 8% to $452 million. As a percentage of revenue, gross margin decreased to 47% from 50% in the quarters ended March 31, 2010 and 2009, respectively. The decrease in gross margin as a percentage of revenue is attributable to a shift in sales mix due to increased sales of our respiratory capital products, which earn a lower margin than our other capital equipment products, combined with lower sales of our dispensing products, which generally earn higher margins than our other capital equipment products.

Selling, General and Administrative Expenses

SG&A for the quarter ended March 31, 2010, increased 21% to $316 million. The increase in SG&A is attributable to incremental operating costs related to standing up certain corporate functions; one-time costs associated with our spinoff from Cardinal Health of $18 million; increases in discretionary variable compensation and share-based compensation of $20 million; and to a lesser extent, the negative impacts of foreign exchange. Partially offsetting these increases are the favorable impacts of our March 2009 global workforce reduction program of $15 million.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges for the quarter ended March 31, 2010, decreased $19 million to $1 million. During fiscal year 2009, we launched a series of restructuring programs with the goal to provide improved management focus through the re-alignment of the management structure and lowering its cost structure through a reduction in global workforce. In total, we have recorded $66 million for these restructuring programs, and as of March 31, 2010, all major activities of these programs were completed. During the quarter ended March 31, 2009, restructuring and acquisition integration charges were comprised of costs associated with the programs described above.

Operating Income

Operating income for the quarter ended March 31, 2010, decreased 4% to $93 million. The decrease was due to a product sales shift toward respiratory capital products, which generally earn lower margins, and less dispensing capital products, which generally earn higher margins. In addition, operating income decreased due to increased SG&A expenses associated with certain one-time and incremental expenses related to standing up as a public company. We have, and expect to continue to, experience benefits from our restructuring programs initiated in March 2009, which will continue to positively impact operating earnings through fiscal 2010.

Segment profit in our Critical Care Technologies reportable segment increased by $21 million to $77 million for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. The increase in segment profit is attributable to higher sales in the segment, the reduction of restructuring charges for the quarter ended March 31, 2010, and a decrease in infusion product recall charges relative to the $18 million product recall charge recorded for the quarter ended March 31, 2009. Partially offsetting these increases are higher SG&A expenses related to the incremental operating costs from standing up as a public company and one-time costs associated with our spinoff from Cardinal Health.

Segment profit in our Medical Technologies and Services reportable segment decreased by $25 million to $16 million for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. The decrease in segment profit is attributable to higher SG&A expenses resulting from incremental operating costs from standing up as a public company and one-time costs associated with our spinoff from Cardinal Health. Increased SG&A expenses were partially offset by higher revenues earned during the quarter.

Interest Expense and Other, Net

Interest expense and other, net, for the quarter ended March 31, 2010, increased 16% to $29 million. The increase is attributable to the difference in interest expense for our Senior Notes compared to interest expense associated with the allocated debt from Cardinal Health in the prior year, as well as some minor foreign exchange losses. In general, gains and losses resulting from foreign currency exchange rates are related to the remeasurement of receivables and payables, which are denominated in currencies other than the functional currency of the subsidiary that holds the receivable or payable.

Provision for Income Tax

Income tax expense for the quarter ended March 31, 2010, was $73 million, an $89 million increase from the income tax benefit of $16 million for the quarter ended March 31, 2009. The effective tax rate for the quarter ended March 31, 2010, was 114.1%, compared to (22.6)% for the quarter ended March 31, 2009.

During the quarter ended March 31, 2010, we completed a detailed analysis of our tax reserves prompted by new information related to our potential tax positions, tax liabilities, and tax planning strategies. For this analysis, we retained third party advisors to assist in assessing whether, based on the new information, our tax risks had changed, and whether additional reserves in excess of those already recorded were necessary. This change in estimate of approximately $58 million was recorded as a charge to net income for the quarter ended March 31, 2010. The remaining year over year tax expense increase and effective rate change were due to a claim filed by Cardinal Health with the Internal Revenue Service (“IRS”) during the quarter ended March 31, 2009, to amend the filing position taken on its U.S. federal income tax return for fiscal years 2004 through 2006 related to a secured loan transaction involving certain of our sales-type lease receivables. Since our income taxes are presented on a separate return basis, we recognized a $24 million net tax benefit in the quarter ended March 31, 2009, related to this item.

For additional detail regarding the provision for income taxes, see note 10 to our unaudited condensed consolidated and combined financial statements.

Income from Discontinued Operations, Net of Tax

There were no material discontinued operations for the quarter ended March 31, 2010; income from discontinued operations, net of tax, for the quarter ended March 31, 2009, totaled $83 million. Included within discontinued operations for the quarter ended March 31, 2009, are results from the Audiology business that produced and marketed hearing diagnostic equipment, which we disposed of in October 2009. Also included are certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff. See note 2 to our unaudited condensed consolidated and combined financial statements for further information related to these discontinued operations.

Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

Below is a summary of comparative results of operations and a more detailed discussion of results for the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
(in millions)	2010	2009	Change
Revenue	$2,894	$2,728	$166
Cost of Products Sold	1,513	1,399	114

Gross Margin	1,381	1,329	52

Selling, General and Administrative Expenses	918	798	120
Research and Development Expenses	115	117	(2)
Restructuring and Acquisition Integration Charges	11	55	(44)

Operating Income	337	359	(22)

Interest Expense and Other, Net	95	80	15

Income Before Income Tax	242	279	(37)
Provision for Income Tax	123	54	69

Income from Continuing Operations	119	225	(106)
Income from Discontinued Operations, Net of Tax	23	247	(224)

Net Income	$142	$472	$(330)

Revenue

Revenue in our CCT segment increased by 5% to $1,928 million for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. The increase in revenue was attributable to increased sales in our respiratory products, primarily ventilators and disposables, as a result of continued emergency preparedness, including the potential effects of influenza viruses. In addition, revenues increased as a result of the impact of commercial agreements executed in conjunction with our separation from Cardinal Health. Our infusion product revenues increased largely as a result of the net impact of the release of the shipping hold on the Alaris System that began in February 2009 and ended in July 2009 and the fulfillment of previously delayed customer orders that resulted from the shipping hold. However, infusion revenues were negatively impacted by delays in hospital capital spending, primarily for the first six months of fiscal year 2010 compared to fiscal year 2009. Dispensing equipment revenues declined due to the continued impact of delays in hospital capital spending as well as the way in which hospitals prioritize and allocate their spending.

Revenue in our MT&S segment increased by 8% to $966 million for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. The revenue increase is attributable to growth in our international surgical products business of approximately $50 million, including the impact of foreign exchange; our interventional specialties products of approximately $24 million; and growth in our infection prevention products. Growth in the international surgical products is primarily the result of emergency preparedness, including the potential effects of influenza viruses and continued growth in the sale of custom sterile kits. Interventional specialties growth primarily resulted from increased sales of chronic drainage products. These revenue increases were partially offset by a decline in equipment revenues, primarily our neurological diagnostic equipment.

Cost of Products Sold

Cost of products sold for the nine months ended March 31, 2010 increased 8% to $1,513 million. The increase in cost of products sold is attributable to the higher sales volume and product mix. Offsetting the increases are service and manufacturing savings resulting from: (a) improved utilization of raw materials; (b) the impact of relocating certain of our manufacturing processes and those of our suppliers to lower cost jurisdictions; (c) favorable overhead absorption as a result of increased volume; and (d) controlled overhead spending. Also offsetting the increase were infusion product recall charges for $18 million that impacted the quarter ended March 31, 2009 associated with the Alaris System shipping hold.

Gross Margin

Gross margin for the nine months ended March 31, 2010 increased 4% to $1,381 million. As a percentage of revenue, gross margin decreased 1% to 48% for the nine months ended March 31, 2010. The increase in gross margin is primarily attributable to sales growth, combined with the favorable impacts in manufacturing costs identified above.

Selling, General and Administrative Expenses

SG&A for the nine months ended March 31, 2010 increased 15% to $918 million. The increase in SG&A is attributable to incremental operating costs related to standing up certain corporate functions; one-time costs associated with our spinoff from Cardinal Health of $46 million; and increases in discretionary variable compensation and share-based compensation of $67 million. Partially offsetting these increases are the favorable impacts of our March 2009 global workforce reduction program of $44 million.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges for the nine months ended March 31, 2010 decreased 80% to $11 million. During fiscal year 2009, we launched a series of restructuring programs with the goal to provide improved management focus through the re-alignment of the management structure and lowering its cost structure through a reduction in global workforce. During the nine months ended March 31, 2010, we recorded $9 million of expense associated with these restructuring programs. In total, we recorded $66 million for these restructuring programs, and as of March 31, 2010, all major activities of these programs were completed. During the first nine months ended March 31, 2009, restructuring and acquisition integration charges were primarily comprised of employee related restructuring charges of $45 million and acquisition integration expenses of $10 million, primarily related to our 2007 acquisition of Viasys Healthcare.

Operating Income

Operating income for the nine months ended March 31, 2010 decreased 6% to $337 million. The decrease was due to increased SG&A expenses, partially offset by reductions in restructuring and acquisition integration expenses and incremental gross margin earned during the nine months ended March 31, 2010. Included within SG&A expense are certain one-time and incremental expenses related to standing up as a public company. We have, and expect to continue to, experience benefits from our restructuring programs initiated in March 2009, which we expect will continue to positively impact operating earnings through the majority of fiscal year 2010.

Segment profit in our Critical Care Technologies reportable segment increased by 4% to $289 million for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. The increase in segment profit is attributable to higher sales in our infusion and respiratory businesses, decreases in restructuring and integration charges, and a decrease in infusion product recall charges relative to the $18 million product recall charge record for the quarter ended March 31, 2009.

Segment profit in our Medical Technologies and Services reportable segment decreased by 41% to $48 million for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. The decrease in segment profit is primarily attributable to the timing and increase of SG&A expenses. The decreases were partially offset by incremental gross margin and reductions in restructuring and acquisition integration expenses.

Interest Expense and Other, Net

Interest expense and other, net, for the nine months ended March 31, 2010 increased 19% to $95 million. The increase is attributable to a one-time write-off of debt issuance and related costs of $22 million associated with the bridge loan facility, which was terminated on August 31, 2009 and to a lesser extent, the difference in interest expense for our Senior Notes compared to interest expense associated with the allocated debt from Cardinal Health in the prior year. These increases were partially offset by decreases in foreign currency exchange losses of $14 million for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009.

Provision for Income Tax

Income tax expense for the nine months ended March 31, 2010 was $123 million, an increase of $69 million compared to the nine months ended March 31, 2009. The effective tax rate for the nine months ended March 31, 2010, was 51.0%, compared to 19.2% for the nine months ended March 31, 2009. This increase in income tax expense and effective tax rate was due to the aforementioned tax estimate change in the quarter ended March 31, 2010, of $58 million and the refund claim that resulted in a tax benefits of $24 million during the quarter ended March 31, 2009.

For additional detail regarding the provision for income taxes, see note 10 to our unaudited condensed consolidated and combined financial statements.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, for the nine months ended March 31, 2010 decreased 91% to $23 million. Included in discontinued operations for the nine months ended March 31, 2010 and 2009 are (a) certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff; and (b) the Audiology business which produces and markets hearing diagnostic equipment. The businesses retained by Cardinal Health have been presented as a discontinued operation for all periods reported through the date of our spinoff of August 31, 2009. The Audiology business was sold on October 1, 2009, but treated as a discontinued operation as it met the criteria for classification of assets held for sale within ASC 360—Property, Plant and Equipment as of September 30, 2009. See note 2 to our unaudited condensed consolidated and combined financial statements for further information related to these discontinued operations.

The net income earned by the businesses retained by Cardinal Health upon the spinoff is included within our income from discontinued operations until the date of our spinoff of August 31, 2009, or two months, during the nine months ended March 31, 2010; whereas the net income earned by these businesses for the entire nine months ended March 31, 2009 is included within our income from discontinued operations for that same period. The significant decrease in our income from discontinued operations is primarily due to the difference in the number of periods the businesses retained by Cardinal Health were included within our results in fiscal year 2010 compared to fiscal year 2009. Additionally, during the nine months ended March 31, 2010, we recorded losses associated with the sale of the Audiology business.

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

Our cash balance at March 31, 2010 was $1,094 million. Of this balance, $756 million is held in currencies and locations outside of the United States. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. However, should our domestic cash needs exceed our current or future domestic cash flows, we may be required to repatriate foreign cash or utilize our revolving credit facilities, both of which would result in increased costs.

In April 2010, we announced that we entered into a definitive agreement to acquire Medegen, a leading innovator in clinically differentiated needleless access valves and administration sets that deliver intravenous medication to patients, for $225 million. We expect to fund this acquisition with existing cash and funds generated from operations.

In April 2010, we entered into a definitive agreement to sell our Research Services business for $81 million in cash which is subject to customary closing conditions and is expected to close by June 30, 2010. The cash flow impact to operations from disposing this business is expected to be immaterial to future periods.

Sources and Uses of Cash

The following table summarizes our statements of cash flows from continuing operations:

	Nine Months Ended March 31,
(in millions)	2010	2009	Change
Cash Flow Provided by (Used in)
Operating Activities	$536	$384	$152
Investing Activities	$(67)	$(83)	$16
Financing Activities	$20	$(329)	$349

Nine Months Ended March 31, 2010 and 2009

Net cash provided by operating activities increased $152 million to $536 million for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. The increase was primarily due to increased cash flows associated with other accrued liabilities and operating items ($159 million) resulting from changes in deferred tax accounts, warranty and product recall expenditures, management incentive compensation, and changes in deferred revenue. Decreases in operating cash flows associated with changes in accounts receivable ($133 million) were largely offset by increases due to changes in inventories, net investment in sales-type leases, and accounts payable ($146 million) and non-cash interest expense ($27 million). During the nine months ended March 31, 2010, higher cash outflows related to receivables resulted from increased shipping of infusion equipment subsequent to the release of the shipping hold on the Alaris System in July 2009 and increased sales in our Medical Technologies and Services reporting segment. During the nine months ended March 31, 2009, cash inflows related to decreases in receivables were primarily due to sales volume decline.

Net cash used in investing activities decreased $16 million to $67 million for the nine months ended March 31, 2010, due to proceeds received from the sale of the Audiology business of $27 million, partially offset by increased capital expenditures.

Net cash provided by financing activities increased $349 million to $20 million for the nine months ended March 31, 2010. During the nine months ended March 31, 2010, we received proceeds from the issuance of debt ($1,378 million) and utilized these proceeds to pay a dividend to Cardinal Health ($1,374 million) associated with our spinoff. The increase in cash flows from financing activities was primarily due to the change in amounts transferred to and from Cardinal Health prior to our spinoff; partially offset by our payments of debt issuance costs ($29 million) during the quarter ended September 30, 2009.

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

Borrowings under the 364-day revolving credit facility bear interest at a floating rate per annum based upon the London Interbank Offered Rate (“LIBOR”) or alternate base rate (“ABR”), in each case, plus an applicable margin, which in the case of LIBOR varies from 2.2% to 3.5% based upon CareFusion’s debt ratings and in the case of ABR varies from 1.2% to 2.5% based upon CareFusion’s debt ratings. At March 31, 2010, we had no amounts outstanding under our 364-day revolving credit facility.

Borrowings under the three-year revolving credit facility bear interest at a floating rate per annum based upon the LIBOR or the alternate base rate ABR, in each case, plus an applicable margin, which in the case of LIBOR varies from 2.1% to 3.375% depending on CareFusion’s debt ratings and in the case of ABR varies from 1.1% to

2.375% depending on CareFusion’s debt ratings. The commitments under the three-year revolving credit facility are subject to increase, upon our request and consent by the lenders, by up to an aggregate of $30 million. Subject to customary covenants, the three-year revolving credit facility allows for the stated borrowing amount, including $25 million of standby letters of credit. At March 31, 2010, we had $2 million of standby letters of credit outstanding, reducing our available capacity under the three-year revolving credit facility to $478 million.

The revolving credit facilities contain several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, investments, dispositions, restricted payments, transactions with affiliates, change in control and sale and lease-back transactions. The revolving credit facilities also require that we maintain certain interest coverage and maximum leverage ratios. We were in compliance with all of our revolving credit agreement covenants at March 31, 2010. All obligations under the revolving credit facilities are guaranteed by each of our existing and future direct and indirect material domestic subsidiaries.

Bridge Loan Facility. On July 1, 2009, we entered into a senior unsecured bridge loan facility (the “bridge loan facility”) to provide financing for an aggregate principal amount of $1.4 billion, with a term of 364 days from the date of any funding, for payment of the dividend to Cardinal Health as part of our spinoff. As the senior unsecured note offering was successfully completed prior to the separation, those proceeds were used to finance the payment of the dividend to Cardinal Health in lieu of drawing the bridge loan facility. As a result, the bridge loan facility was terminated on August 31, 2009. In connection with this termination, we expensed approximately $22 million of capitalized fees to interest expense in the quarter ended September 30, 2009.

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

As of March 31, 2010, our contractual obligations, including estimated payments due by period, are as follows:

	Payments Due by Period
(in millions)	2010	2011-2012	2013-2014	Thereafter	Total
Long-Term Debt[1]	$2	$3	$250	$1,150	$1,405
Capital Lease Obligations[2]	—	2	1	—	3
Other Long-Term Liabilities[3]	8	25	11	2	46
Interest on Long-Term Debt[4]	—	156	141	263	560
Operating Leases[5]	9	56	44	77	186
Purchase Obligations[6]	92	110	4	1	207

Total Financial Obligations	$111	$352	$451	$1,493	$2,407

[1]

Represents maturities of our long-term debt obligations, excluding capital lease obligations described below, as described in note 9 to the condensed consolidated and combined financial statements included in this Form 10-Q. Amounts are presented gross of purchase discounts of $16 million at March 31, 2010.

[2]	Represents maturities of our capital lease obligations included within long-term debt on CareFusion’s condensed consolidated balance sheet and the related estimated future interest payments.

[3]

Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits of $252 million and deferred taxes of $535 million, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflow.

[4]	Interest obligation is calculated based on each outstanding debt stated or coupon rate, or existing variable rate as of March 31, 2010, as applicable.
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

In the normal course of business, our operations are exposed to risks associated with changes in interest rates and foreign exchange rates. We seek to manage these risks using hedging strategies that involve the use of derivative instruments. We do not enter into any derivative agreements for trading or speculative purposes.

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

As of March 31, 2010, the majority of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facilities will be exposed to interest rate fluctuations as the rate on these facilities is variable. At March 31, 2010, we had no drawn amounts on our $240 million revolving credit facility. Our $480 million revolving credit facility had $2 million of standby letters of credit outstanding, reducing our available capacity to $478 million.

The tables below present information about our investment portfolio and debt obligations:

	March 31, 2010
	Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
ASSETS
Cash Equivalents
Cash	$209	$—	$—	$—	$—	$—	$209	$209
Cash Equivalents	$885	$—	$—	$—	$—	$—	$885	$885
Weighted Average Interest Rate[1]	0.09%	—	—	—	—	—	0.09%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$—	$—	$—	$250	$—	$1,150	$1,400	$1,504
Weighted Average Interest Rate	—	—	—	4.13%	—	5.89%	5.57%	—
Other Obligations	$2	$4	$1	$1	$—	$—	$8	$8
Weighted Average Interest Rate	1.53%	2.38%	3.53%	4.57%	—	—	2.40%	—

	June 30, 2009
	Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
ASSETS
Cash Equivalents
Cash	$412	$—	$—	$—	$—	$—	$412	$412
Cash Equivalents	$214	$—	$—	$—	$—	$—	$214	$214
Weighted Average Interest Rate[1]	0.4%	—	—	—	—	—	0.4%	—
LIABILITIES
Debt Obligations
Allocated Corporate Debt	$129	$183	$113	$106	$—	$750	$1,281	$1,209
Weighted Average Interest Rate	1.79%	6.53%	5.31%	5.47%	—	5.44%	5.22%	—
Other Obligations	$1	$2	$1	$1	$—	$3	$8	$8
Weighted Average Interest Rate	6.35%	4.80%	4.54%	4.14%	—	1.30%	3.49%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of a $16 million purchase discount at March 31, 2010.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,512 million and $1,217 million at March 31, 2010 and June 30, 2009, respectively. The fair value of our senior notes at March 31, 2010 was based on quoted market prices. The fair value of the other obligations at March 31, 2010 and June 30, 2009, including debt allocated to us by Cardinal Health, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

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

Foreign Currency Risk

We are a global company with operations in multiple countries and are a net recipient of currencies other than the U.S. dollar (USD). Accordingly, a strengthening of the USD will negatively impact revenues and gross margins expressed in consolidated USD terms. Prior to the spinoff from Cardinal Health on August 31, 2009, we used derivative instruments indirectly through our participation in the centralized hedging program of Cardinal Health, which was designed to mitigate foreign currency risk. Cardinal Health did not hold or issue derivative instruments for speculative purposes.

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

We have identified material exposures to the business in the various currencies other than the US dollar. The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign denominated receivables, payables and loans are recorded in the condensed consolidated statement of operations. To the extent that cash flow hedges qualify for hedge accounting under ASC 815—Derivatives and Hedging (“ASC 815”), the unrealized gain or loss on the forward will be recorded to other comprehensive income (“OCI”). As the forecasted exposures affect earnings, the gain or loss on the forward contract will be moved from OCI to the condensed consolidated statement of operations.

The following table provides information about our foreign currency derivative instruments outstanding as of March 31, 2010 and June 30, 2009.

	March 31, 2010		June 30, 2009
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$18	1.4	$167	1.4
Australian Dollar	9	0.9	19	0.7
New Zealand Dollar	2	0.7	5	0.6
South African Rand	1	7.6	2	8.1
Norwegian Krone	1	5.9	—	—
Swedish Krona	1	7.1	—	—
Mexico Peso	—	—	8	13.4
British Pound	—	—	33	1.6
Canadian Dollar	—	—	103	1.2

Total	$32		$337

Estimated Fair Value	$1		$(4)

Foreign Currency Forward Contracts:
(Pay U.S. dollar/receive foreign currency)
Mexican Peso	$18	12.9	$27	13.4
Swiss Franc	5	1.1	—	—
Canadian Dollar	1	1.0	4	1.2
British Pound	—	—	68	1.4
Euro	—	—	25	1.6

Total	$24		$124

Estimated Fair Value	$—		$1

Foreign Currency Forward Contracts:
(Pay foreign currency/receive foreign currency)
British Pound	$—		$13	0.9

Total	$—		$13

Estimated Fair Value	$—		$—

ITEM 4T.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

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

Since February 2007, we have been subject to a consent decree with the FDA relating to our Alaris SE pumps, which alleges that such pumps did not meet the standards of the Federal Food, Drug and Cosmetic Act (“FDC Act”). In February 2009, we and the FDA amended the consent decree to include all infusion pumps manufactured by or for our subsidiary that manufactures and sells infusion pumps in the United States. Without admitting the allegations contained in the amended consent decree, and in addition to the requirements of the original consent decree, we agreed, among other things, to submit a corrective action plan to the FDA to bring the Alaris System and all other infusion pumps in use in the U.S. market into compliance, have our infusion pump facilities inspected by an independent expert, and have our recall procedures and all ongoing recalls involving our infusion pumps inspected by an independent recall expert, all of which have now occurred. On June 2, 2009, the FDA notified us that the corrective action plan was acceptable and that we should begin implementation of the plan. We recorded a reserve of $18 million in the quarter ended March 31, 2009, related to the corrective action plan. We may be obligated to pay more or less than the amount that we reserved in connection with the amended consent decree and our corrective action plan because, among other things, the cost of implementing the corrective action plan may be different than our current expectations (including as a result of changes in manufacturing, delivery and material costs), the FDA may determine that we are not fully compliant with the amended consent decree or our corrective action plan and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. Moreover, the matters addressed in the amended consent decree could lead to negative publicity that could have an adverse impact on our business. For several months of fiscal 2009, we also placed a hold on shipping the Alaris PCA module and related Alaris PC Unit while we sought FDA clearance for a software correction under the corrective action plan. We received the required clearance in July 2009, and we subsequently resumed shipments. The amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may also be required to pay monetary damages if we fail to comply with any provision of the amended consent decree. See note 11 to the unaudited condensed consolidated and combined financial statements for more information. Any of the foregoing matters could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

We may engage in strategic transactions, including acquisitions, investments, or joint development agreements that may have an adverse effect on our business.

We may pursue transactions, including acquisitions of complementary businesses, technology licensing arrangements and joint development agreements to expand our product offerings and geographic presence as part of our business strategy. These transactions could be material to our financial condition and results of operations. For example, we recently announced that we entered into an agreement to acquire Medegen, Inc., a leading innovator in clinically differentiated needleless access valves and administration sets that deliver intravenous medication to patients. We may not complete this acquisition or future transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement or joint development agreement. Other companies may compete with us for these strategic opportunities. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, the acquisition of the acquired company, including issues related to internal control over financial reporting, regulatory or compliance issues that could exist for an acquired company or business and potential adverse short-term effects on results of operations through increased costs or otherwise. These effects, individually or in the aggregate, could cause a deterioration of our credit profile and/or rating and result in reduced availability of credit to us or in increased borrowing costs and interest expense.

We could experience difficulties, expenditures, or other risks in integrating an acquired company, business, or technology, including, among others:

•	diversion of management resources and focus from ongoing business matters;

•	retention of key employees following an acquisition;

•	demands on our operational resources and financial and internal control systems;

•	integration of an acquired company’s corporate and administrative functions, and personnel;

•	liabilities of the acquired company, including litigation or other claims; and

•	consolidation of research and development operations.

In addition, we may face additional risks related to foreign acquisitions, including related to cultural and language differences and particular economic, currency, political, and regulatory risks associated with specific countries. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, results of operations and financial condition could be adversely affected.

We may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. Among other initiatives, the legislation provides for a 2.3% annual excise tax on the sales of certain medical devices in the United States, commencing in 2013. In addition, we anticipate that the current presidential administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. Public debate of these issues will likely continue in the future. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect of federal health care reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. In addition, the enacted excise tax may adversely affect our operating expenses and results of operations.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. Sales to customers outside of the United States made up approximately 33% of our revenue in the quarter ended March 31, 2010, and we expect that non-U.S. sales will contribute to future growth. The risks associated with our operations outside the United States include:

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

The IRS currently has ongoing audits of fiscal years 2001 through 2007 for Cardinal Health. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal tax years ending June 30, 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between our foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries which we have appealed. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. We and Cardinal Health disagree with the IRS regarding the application of the U.S. Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. We are still in the audit stage with respect to the fiscal tax years ending June 30, 2006 and 2007 and have received no proposed notices of adjustment to date. The IRS has not yet commenced any IRS audit for our fiscal tax years ending June 30, 2008 and 2009. The tax matters agreement that we entered into with Cardinal Health specifies that all tax matters related to our businesses, including the control of audit proceedings and payment of any additional liability, is our responsibility. Any such obligation could have an adverse effect on our results of operations and financial condition. As a result, we regularly review our tax reserves and make adjustments to our reserves when appropriate. During the quarter ended March 31, 2010, we completed a detailed analysis of our tax reserves prompted by new information related to our potential tax positions, tax liabilities, and tax planning strategies. Based on this analysis, we determined it was appropriate to increase our existing tax reserves, which had a negative impact on our financial results and our effective tax rate. See note 10 to the unaudited condensed consolidated and combined financial statements for a discussion of the Notices of Proposed Adjustment and the change to our tax reserves. Accounting for tax reserves involves complex and subjective estimates by management, which can change over time based on new information or changing events or circumstances, including events or circumstances outside of our control. Although we believe that we have provided appropriate tax reserves for any potential tax exposures, we may not be fully reserved and it is possible that we may be obligated to pay amounts in excess of our reserves, including the full amount that the IRS is seeking in the appeals matter for the fiscal years ended June 30, 2003 through 2005. Any future change in estimate could adversely affect our results of operations and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases we made of our common stock during the quarter ended March 31, 2010:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publicly Announced Program
January 1 – 31, 2010	148	$24.73	—	$—
February 1 – 28, 2010	73	$25.38	—	—
March 1 – 31, 2010	866	$25.96	—	—

Total	1,087	$25.76	—	$—

[1]	Represents restricted share awards surrendered by employees upon vesting to meet tax withholding obligations.

ITEM 5.	OTHER INFORMATION

We expect to hold our 2010 annual meeting of stockholders, our first annual meeting as a stand-alone public company, on November 3, 2010. Stockholders interested in submitting a proposal for consideration at our 2010 annual meeting must do so by sending such proposal to our Corporate Secretary at CareFusion Corporation, 3750 Torrey View Court, San Diego, California, 92130, Attention: General Counsel. Under the Securities and Exchange Commission’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the 2010 annual meeting as June 28, 2010. Accordingly, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the 2010 annual meeting, any such stockholder proposal must be received by our Corporate Secretary on or before June 28, 2010, and comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as well as the applicable requirements of our amended and restated By-Laws. Any stockholder proposal received after June 28, 2010 will be considered untimely, and will not be included in our proxy materials. In addition, stockholders interested in submitting a proposal outside of Rule 14a-8 must properly submit such a proposal in accordance with our amended and restated By-Laws.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2010.

CAREFUSION CORPORATION

By:	/s/ EDWARD J. BORKOWSKI
Edward J. Borkowski, Chief Financial Officer (on behalf of the registrant and as principal financial officer)