Form 10-Q
period 2010-09-30
CareFusion Corp
filed 2010-11-04
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

The number of outstanding shares as of the registrant’s common stock, as of October 27, 2010 was 222,942,874.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Quarterly Report on Form 10-Q under “Item 1A—Risk Factors”. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarters Ended September 30,
(in millions, except per share amounts)	2010	2009
Revenue	$908	$923
Cost of Products Sold	468	472

Gross Margin	440	451
Selling, General and Administrative Expenses	295	297
Research and Development Expenses	40	36
Restructuring and Acquisition Integration Charges	23	1

Operating Income	82	117

Interest Expense and Other, Net	24	42

Income Before Income Tax	58	75
Provision for Income Tax	20	20

Income from Continuing Operations	38	55
Income from Discontinued Operations, Net of Tax	—	26

Net Income	$38	$81

PER SHARE AMOUNTS:

Basic Earnings per Common Share:
Continuing Operations	$0.17	$0.25
Discontinued Operations	$—	$0.12
Basic Earnings per Common Share	$0.17	$0.37

Diluted Earnings per Common Share:
Continuing Operations	$0.17	$0.25
Discontinued Operations	$—	$0.12
Diluted Earnings per Common Share	$0.17	$0.37

Weighted-Average Number of Common Shares Outstanding:
Basic	222.1	220.6
Diluted	223.9	221.2

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	September 30, 2010	June 30, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,003	$1,019
Trade Receivables, Net	440	472
Current Portion of Net Investment in Sales-Type Leases	396	389
Inventories, Net	456	422
Prepaid Expenses	38	23
Other Current Assets	192	183

Total Current Assets	2,525	2,508

Property and Equipment, Net	460	449
Net Investment in Sales-Type Leases, Less Current Portion	939	946
Goodwill	2,995	2,995
Intangible Assets, Net	930	946
Other Assets	98	99

Total Assets	$7,947	$7,943

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$4	$4
Accounts Payable	186	199
Deferred Revenue	80	82
Accrued Compensation and Benefits	118	182
Other Accrued Liabilities	261	286

Total Current Liabilities	649	753

Long-Term Obligations, Less Current Portion	1,386	1,386
Deferred Income Taxes	668	671
Other Liabilities	448	429

Total Liabilities	3,151	3,239

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding—None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding—222.9 at September 30, 2010	2	2
Treasury Stock, at cost, 0.1 common shares at September 30, 2010	(3)	—
Additional Paid-In Capital	4,680	4,666
Retained Earnings	159	121
Accumulated Other Comprehensive Loss	(42)	(85)

Total Stockholders’ Equity	4,796	4,704

Total Liabilities and Stockholders’ Equity	$7,947	$7,943

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarters Ended September 30,
(in millions)	2010	2009
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,019	$626

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$—	$157

Cash Flows from Operating Activities:
Net Income	38	81
Income from Discontinued Operations	—	26

Income from Continuing Operations	38	55

Adjustments to Reconcile Income from Continuing Operations to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	45	41
Other Non-Cash Items	23	66
Change in Operating Assets and Liabilities:
Trade Receivables	28	(54)
Inventories	(36)	(32)
Net Investment in Sales-Type Leases	—	(2)
Accounts Payable	(13)	64
Other Accrued Liabilities and Operating Items, Net	(92)	22

Net Cash (Used in) Provided by Operating Activities—Continuing Operations	(7)	160
Net Cash Used in Operating Activities—Discontinued Operations	—	(2)

Net Cash (Used in) Provided by Operating Activities	(7)	158

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities—Continuing Operations	(33)	(21)
Net Cash Used in Investing Activities—Discontinued Operations	—	(1)

Net Cash Used in Investing Activities	(33)	(22)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	—	1,377
Bridge Facility Fees and Debt Issuance Costs	—	(29)
Dividend Payment to Cardinal Health	—	(1,374)
Net Cash Transfer from Cardinal Health	—	46
Other Financing Activities	(9)	(2)

Net Cash (Used in) Provided by Financing Activities—Continuing Operations	(9)	18
Net Cash Used in Financing Activities—Discontinued Operations	—	(154)

Net Cash Used in Financing Activities	(9)	(136)

Effect of Exchange Rate Changes on Cash—Continuing Operations	33	14

Net Increase (Decrease) in Cash and Cash Equivalents—Continuing Operations	(16)	171
Net Decrease in Cash and Cash Equivalents—Discontinued Operations	—	(157)

Cash and Cash Equivalents at September 30, Attributable to Continuing Operations	$1,003	$797

Cash and Cash Equivalents at September 30, Attributable to Discontinued Operations	$—	$—

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Basis of Presentation. References in these notes to the condensed consolidated financial statements to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our,” “the company” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in the notes to the condensed consolidated financial statements to “Cardinal Health” refer to Cardinal Health, Inc., an Ohio corporation, and its consolidated subsidiaries.

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The condensed consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for our fiscal year ended June 30, 2010, filed with the SEC on Form 10-K on August 19, 2010 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

On September 29, 2008, Cardinal Health announced that it intended to separate its clinical and medical products businesses from the remainder of its businesses through a pro-rata distribution of common stock of an entity holding the assets and liabilities associated with the clinical and medical products businesses. CareFusion Corporation was incorporated in Delaware on January 14, 2009 for the purpose of holding such businesses. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us (“the contribution”), and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders (“the distribution”), based on a distribution ratio of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As of September 15, 2010, Cardinal Health had sold all remaining shares of our common stock retained in connection with the spinoff.

The condensed consolidated financial statements reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. market that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff, and are presented in these financial statements as discontinued operations. Our condensed consolidated financial statements do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods prior to the spinoff from Cardinal Health.

New Accounting Pronouncements (Adopted during Fiscal Year 2011)

ASU 2009-13. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2009-13—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounting Standards Codification (“ASC”) 605-25—Revenue Recognition—Multiple-Element Arrangements. The update replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. We prospectively adopted ASU 2009-13 on July 1, 2010. We have applied ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after July 1, 2010. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. The adoption did not result in a material change in either the units of accounting or a change in the pattern or timing of revenue recognition. Additionally, the adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows nor is it expected to have a material impact on our financial statements subsequent to the adoption date.

ASU 2009-14. In October 2009, the FASB issued ASU 2009-14—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605—Revenue Recognition—Software. ASU 2009-14 changes the accounting model in revenue arrangements for products which include both tangible and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605. We adopted the amendment provisions of ASU 2009-14 on July 1, 2010; the adoption of this standard did not have material impact on our financial condition, results of operations or cash flows.

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

Audiology Business

During the quarter ended September 30, 2009, we committed to a plan to dispose of our Audiology business which produces and markets hearing diagnostic equipment, and therefore treated the business as discontinued operations. As a result of being held for sale, the assets of the Audiology business were written down to fair value less costs to sell, resulting in a pre-tax impairment charge of $7 million recorded in the quarter ended September 30, 2009. On October 1, 2009, we completed the sale of the Audiology business, resulting in a total

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

loss from discontinued operations associated with the Audiology business of $7 million, which includes a $3 million loss recorded in the quarter ended December 31, 2009, related to the write-off of non-deductible goodwill associated with the closing. At the closing of the sale, we received approximately $27 million in cash, which is net of purchase price adjustments.

Summarized selected financial information for the Audiology business and the businesses retained by Cardinal Health for the quarter ended September 30, 2009 is as follows:

(in millions)	Quarter Ended September 30, 2009
Revenue	$165
Operating Income	37
Impairment of the Audiology Business	7
Income Before Income Tax	59
Provision for Income Tax	33
Income from Discontinued Operations, Net of Tax	26

All discontinued operations businesses presented were previously included in the Medical Technologies and Services segment.

NOTE 3. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended September 30, 2010 and 2009:

	Quarters Ended September 30,
(shares in millions)	2010	2009
Denominator for Basic Earnings per Share	222.1	220.6
Effect of Dilutive Securities:
Stock Options	0.4	0.2
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.4	0.4

Denominator for Diluted Earnings per Share	223.9	221.2

The table below provides a summary of the securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the quarters ended September 30, 2010 and 2009:

	Quarters Ended September 30,
(securities in millions)	2010	2009
Number of Securities	12.0	10.7
Weighted Average Exercise Price	$28.97	$30.78

Basic and diluted per share amounts are computed independently in the condensed consolidated statements of income, therefore, the sum of per share components may not equal the per share amounts presented.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities and associated charges are measured at fair value as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters ended September 30, 2010 and 2009:

	Quarters Ended September 30,
(in millions)	2010	2009
Restructuring Charges	$21	$1
Acquisition Integration Charges	2	—

Total Restructuring and Acquisition Integration Charges	$23	$1

Restructuring Charges

During the quarter ended September 30, 2010, we initiated a global restructuring program (the “2011 Plan”) that will result in a reduction of approximately 700 positions. The total estimated restructuring costs associated with the 2011 Plan are approximately $40 million to $50 million and will be recorded to the “Restructuring and Acquisition Integration Charges” line within our condensed consolidated statements of income as they are recognized. We expect the 2011 Plan to be substantially complete by the end of fiscal year 2011.

In addition to the restructuring program discussed above, we periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

The following table includes information regarding our current restructuring programs:

		Quarter Ended September 30, 2010
(in millions)	Accrued June 30, 2010[1]	Accrued Costs	Cash Payments	Accrued Sept. 30, 2010[1]	Total Costs Expensed to Date	Total Expected Program Costs
2011 Plan[2]	$—	$20	$(4)	$16	$20	$40 - 50

Total Other Restructuring Plans[3]	12	1	(5)	8

Total Restructuring Plans	$12	$21	$(9)	$24

[1]	Included within “Other Accrued Liabilities” in the condensed consolidated balance sheets.
[2]

The costs associated with the 2011 Plan primarily consist of severance and outplacement services and associated payroll costs accrued upon either communication of terms to employees or over the required service period.

[3]	Total costs expensed to date and total program costs are not provided separately for other restructuring programs based on the short duration and smaller size of these programs.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table segregates our restructuring charges into our reportable segments for the quarters ended September 30, 2010 and 2009:

	Quarters Ended September 30,
(in millions)	2010	2009
Medical Technologies and Services	$5	$—
Critical Care Technologies	16	1

Total Restructuring Charges	$21	$1

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the quarter ended September 30, 2010 were primarily a result of the acquisition of Medegen, LLC.

Certain acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

NOTE 5. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	September 30, 2010	June 30, 2010
Finished Goods	$338	$306
Work-in-Process	34	36
Raw Materials	137	135

	509	477
Reserve for Excess and Obsolete Inventories	(53)	(55)

Inventories, Net	$456	$422

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in millions)	September 30, 2010	June 30, 2010
Land, Buildings and Improvements	$189	$185
Machinery and Equipment	778	742
Furniture and Fixtures	28	26

	995	953
Accumulated Depreciation	(535)	(504)

Property and Equipment, Net	$460	$449

Depreciation expense was $24 million and $22 million for the quarters ended September 30, 2010 and 2009, respectively. We expense repairs and maintenance expenditures as incurred.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of September 30, 2010, the goodwill balance was $2,995 million, which was unchanged from June 30, 2010. As of September 30, 2010, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,254 million and $741 million, respectively.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to 20 years. The detail of other intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangible	Accumulated Amortization	Net Intangible
September 30, 2010
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	336	—	336

Total Unamortized Intangibles		381	—	381
Amortized Intangibles:
Trademarks and Patents	12	85	37	48
Developed Technology	9	279	100	179
Customer Relationships	14	504	191	313
Other	8	37	28	9

Total Amortized Intangibles	12	905	356	549

Total Intangibles		$1,286	$356	$930

June 30, 2010
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	336	—	336

Total Unamortized Intangibles		381	—	381
Amortized Intangibles:
Trademarks and Patents	12	83	35	48
Developed Technology	9	275	91	184
Customer Relationships	14	504	181	323
Other	8	37	27	10

Total Amortized Intangibles	12	899	334	565

Total Intangibles		$1,280	$334	$946

Amortization expense for the quarters ended September 30, 2010 and 2009 was as follows:

	Quarters Ended September 30,
(in millions)	2010	2009
Amortization Expense	$21	$19

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2011	2012	2013	2014	2015
Amortization Expense	$83	$79	$58	$55	$43

NOTE 8. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The computation of comprehensive income for the quarters ended September 30, 2010 and 2009 is as follows:

	Quarters Ended September 30,
(in millions)	2010	2009
Net Income	$38	$81
Foreign Currency Translation Adjustments	47	(10)
Net Unrealized Loss on Derivatives	(2)	—
Net Change in Minimum Pension Liability	1	—
Other	(3)	—

Comprehensive Income, Net of Tax	$81	$71

The components of accumulated other comprehensive loss, net of tax, consisted of the following:

	September 30,	June 30,
(in millions)	2010	2010
Foreign Currency Translation Adjustments	$(36)	$(83)
Net Unrealized Gain (Loss) on Derivative Instruments	(1)	1
Minimum Pension Liability	(4)	(5)
Other	(1)	2

Accumulated Other Comprehensive Loss	$(42)	$(85)

NOTE 9. BORROWINGS

Borrowings consisted of the following:

(in millions)	September 30, 2010	June 30, 2010
Senior Notes due 2012, 4.125% Less Unamortized Discount of $1.1 million at September 30, 2010, Effective Rate 4.37%	$249	$249
Senior Notes due 2014, 5.125% Less Unamortized Discount of $3.6 million at September 30, 2010, Effective Rate 5.36%	446	446
Senior Notes due 2019, 6.375% Less Unamortized Discount of $10.5 million at September 30, 2010, Effective Rate 6.60%	690	689
Other Obligations; Interest Averaging 4.31% at September 30, 2010 and 2.82% at June 30, 2010, due in varying installments through 2014	5	6

Total Borrowings	1,390	1,390
Less: Current Portion	4	4

Long-Term Portion	$1,386	$1,386

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Senior Unsecured Notes. On July 14, 2009, we offered and sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion. As part of the spinoff, the net proceeds were subsequently distributed as a dividend payment to Cardinal Health.

Revolving Credit Facility. We maintain a senior unsecured revolving credit facility with an aggregate available principal amount of $480 million, which matures on August 31, 2012. At September 30, 2010 and June 30, 2010, we had no amount outstanding under our senior unsecured revolving credit facility. Our $240 million senior unsecured revolving credit facility expired on August 30, 2010.

Other Borrowings. We also maintain other uncommitted short-term credit facilities and letter of credit facilities. At September 30, 2010, we had $2 million of borrowings drawn and $22 million of standby letters of credit outstanding on these facilities. At June 30, 2010, we had $2 million of borrowings drawn and $18 million of standby letters of credit outstanding on these facilities. The remaining $3 million and $4 million balance of other obligations at September 30, 2010 and June 30, 2010, respectively, consisted primarily of additional notes, loans and capital leases. Obligations related to capital leases are secured by the underlying assets.

NOTE 10. INCOME TAX

For the period July 1, 2009 through the spinoff date from Cardinal Health on August 31, 2009, our operations were included in the consolidated income tax returns of Cardinal Health. However, income taxes were calculated and provided for CareFusion on a separate return basis subsequent to the spinoff on August 31, 2009.

The effective tax rates for the quarters ended September 30, 2010 and 2009 were 33.9% and 27.0%, respectively.

The difference in the effective rate for the quarter ended September 30, 2010 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable discrete adjustments for uncertain tax positions.

The difference in the effective tax rate for the quarter ended September 30, 2009 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable discrete adjustments for uncertain tax positions and items incurred in conjunction with the spinoff, both of which were recognized in the quarter.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of September 30, 2010, we had no reserves in connection with the amended consent decree to cover any future costs and expenses of compliance with the amended consent decree.

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

We may also determine that products manufactured or marketed by us, or our sales and marketing practices for such products, do not meet our specifications, published standards or regulatory requirements. When a quality or regulatory issue is identified, we investigate the issue and take appropriate corrective action. We may be required to report such issues to regulatory authorities, which could result in fines, sanctions or other penalties. In some cases, we may also withdraw a product from the market, correct a product at the customer location, notify the customer of revised labeling and take other actions. We have recalled, and/or conducted field alerts relating to, certain of our products from time to time. These activities can lead to costs to repair or replace affected products, temporary interruptions in product sales and action by regulators, and can impact reported results of operations. We currently do not believe that these activities (other than those specifically disclosed herein) have had or will have a material adverse effect on our business or results of operations.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12. FINANCIAL INSTRUMENTS

We use derivative instruments to partially mitigate our business exposure to foreign currency exchange risk. We may enter into foreign currency forward contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and expenses, and on certain assets and liabilities. The maximum period of time that we hedge exposure is up to twelve months.

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of September 30, 2010 and June 30, 2010:

(in millions)	September 30, 2010	June 30, 2010
Assets[1]:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$2	$2

Liabilities[2]:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$4	$1

[1]	All derivative assets are recorded as “Other Current Assets” in the condensed consolidated balance sheets.
[2]	All derivative liabilities are recorded as “Other Accrued Liabilities” in the condensed consolidated balance sheets.

Cash Flow Hedges. We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on derivative instruments is recognized in earnings immediately. The impact of cash flow hedges is included in the condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

At September 30, 2010 and June 30, 2010, we held forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses.

The following table shows the notional amount of the outstanding cash flow hedges as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$61	$37

As of September 30, 2010, the foreign currency forward contracts are expected to mature through March 2011. Credit risk of these contracts was not material as of September 30, 2010 and June 30, 2010. The unrealized gain (loss) included in OCI in the condensed consolidated balance sheets at September 30, 2010 and June 30, 2010, as well as the amounts reclassified from OCI to the condensed consolidated statements of income for the quarters ended September 30, 2010 and 2009 was not material.

The amount of ineffectiveness associated with these derivative instruments was not material.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value (Non-Designated) Hedges. We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the condensed consolidated statements of income in “Interest Expense and Other, Net” at the end of each period. The cash flow impact of fair value hedges is included in the condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”. The maximum period of time that we hedge exposure for foreign currency fair value hedges is 31 days.

The following table summarizes the notional amount of the fair value hedges outstanding as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$107	$93

For the quarters ended September 30, 2010 and 2009, we recognized $1 million and $5 million of losses, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid / received to terminate these contracts based on quoted market prices for the same or similar instruments as of September 30, 2010 and June 30, 2010:

	September 30, 2010		June 30, 2010
(in millions)	Notional Amount	Fair Value Loss	Notional Amount	Fair Value Gain
Foreign Currency Forward Contracts	$168	$(2)	$130	$2

NOTE 13. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2010:

(in millions)	Level 1
Financial Assets:
Cash Equivalents	$793
Other Investments	12

Total	$805

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as other long-term assets, all related to our deferred compensation plan. Both the cash

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

equivalents and other investments were valued based on quoted market prices for identical instruments. We had no material level 2 or level 3 assets or liabilities measured on a recurring basis at September 30, 2010.

Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,602 million and $1,540 million as of September 30, 2010 and June 30, 2010, respectively, as compared to the carrying amounts of $1,390 million at both September 30, 2010 and June 30, 2010. The fair value of our senior notes at September 30, 2010 and June 30, 2010 was based on quoted market prices. The fair value of the other obligations at September 30, 2010 and June 30, 2010, was based on either the quoted market prices for the same or similar debt or estimated discounted cash flows.

NOTE 14. RELATED PARTY TRANSACTIONS

On September 15, 2010, Cardinal Health sold the remaining shares of our common stock that it retained in connection with the spinoff, and as a result, ceased to be a related party (see note 1). The following paragraphs discuss related party transactions with Cardinal Health prior to September 15, 2010 and how they were accounted for in our financial statements.

Related Party Sales. Historically, we sold certain medical products and supplies through the medical distribution business of Cardinal Health. Title for these products transferred to Cardinal Health when we sold the products to their medical distribution channels; however, we recognized product revenue on these sales primarily when title transferred to the end customer, which was typically upon receipt by the end customer. Our product revenue related to these related party sales totaled $180 million for the two months ended August 31, 2009. Included within this amount is $72 million associated with discontinued operations for the two months ended August 31, 2009.

In connection with the spinoff, on August 31, 2009, we entered into several agreements with Cardinal Health. Pursuant to our Transition Services Agreement (“TSA”), we incurred charges of $16 million for the period July 1, 2010 to September 15, 2010 and $13 million for the quarter ended September 30, 2009. Prior to August 31, 2009, we were allocated general corporate expenses from Cardinal Health, of which $19 million were allocated for the two months ended August 31, 2009.

We also entered into a distribution agreement with Cardinal Health which states that Cardinal Health will continue to distribute certain of our products and supplies through its medical distribution business. In addition, we entered into an accounts receivable factoring agreement for which we sell certain of our accounts receivable associated with this distribution agreement to Cardinal Health. Title to these products and supplies no longer transfers to Cardinal Health and inventory related to these products is maintained by CareFusion. Service fees related to this agreement were $8 million for the period July 1, 2010 to September 15, 2010 and $4 million for the quarter ended September 30, 2009.

In addition to the distribution agreement noted above, upon the spinoff, we entered into other agreements with Cardinal Health in which we buy from Cardinal Health and sell to Cardinal Health certain products and services. The product sales and purchases associated with these agreements are utilized for resale by each respective company to their end customers. The service fees and revenues related to these agreements are for a variety of services including the use of the sales force, marketing, sterilization and warehousing services.

Total product revenue related to these agreements was $61 million for the period July 1, 2010 to September 15, 2010 and $23 million for quarter ended September 30, 2009. Total product purchases from Cardinal Health were

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$21 million for the period July 1, 2010 to September 15, 2010 and $8 million for quarter ended September 30, 2009. Service fees paid to Cardinal Health were $5 million for the period July 1, 2010 to September 15, 2010 and $2 million for quarter ended September 30, 2009. Service fee revenue from Cardinal Health was immaterial for the period July 1, 2010 to September 15, 2010 and the quarter ended September 30, 2009.

For further information regarding these agreements see our Form 10-K, filed with the SEC on August 19, 2010.

NOTE 15. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of the probable liability based on current and historical product sales data and warranty costs incurred.

The table below summarizes the changes in the carrying amount of the liability for product warranties for the quarter ended September 30, 2010:

(in millions)
Balance at June 30, 2010	$24
Warranty Accrual	2
Warranty Claims Paid	(2)
Adjustments to Preexisting Accruals	(2)

Balance at September 30, 2010	$22

As of September 30, 2010 and June 30, 2010, approximately $9 million and $10 million, respectively, of the ending liability balances related to accruals for product recalls.

NOTE 16. SEGMENT INFORMATION

The following table presents information about our reporting segments for the quarters ended September 30, 2010 and 2009:

(in millions)	Critical Care Technologies	Medical Technologies and Services[1]	Total
September 30, 2010:
External Revenues	$617	$291	$908
Depreciation and Amortization	34	11	45
Operating Income	71	11	82
Capital Expenditures	28	7	35
September 30, 2009:
External Revenues	$617	$306	$923
Depreciation and Amortization	29	12	41
Operating Income	101	16	117
Capital Expenditures	17	4	21

[1]	Segment results for the Medical Technologies and Services segment have been adjusted for discontinued operations. See Note 2.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents revenue and net property and equipment by geographic area:

	Revenue		Property and Equipment, Net
	Quarters Ended September 30,		September 30, 2010	June 30, 2010
(in millions)	2010	2009
United States	$667	$635	$343	$338
International	241	288	117	111

Total	$908	$923	$460	$449

NOTE 17. SUBSEQUENT EVENTS

On November 2, 2010, we reported that David L. Schlotterbeck, our Chairman and Chief Executive Officer, had announced his intention to retire from his positions with the Company, effective as of February 28, 2011. Until then, Mr. Schlotterbeck will continue to serve as our Chairman of the Board and as Chief Executive Officer. In connection with Mr. Schlotterbeck’s retirement, the Board approved a retirement agreement with Mr. Schlotterbeck, which the parties executed on November 1, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended June 30, 2010, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 19, 2010.

The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

Basis of Presentation

References in this MD&A to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our,” “the company” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in this MD&A to “Cardinal Health” refer to Cardinal Health, Inc., an Ohio corporation, and its consolidated subsidiaries.

We were incorporated in Delaware on January 14, 2009 for the purpose of holding the clinical and medical products businesses of Cardinal Health in anticipation of spinning off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us (“the contribution”) and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders (“the distribution”). Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As of September 15, 2010, Cardinal Health had sold all remaining shares of our common stock retained in connection with the spinoff.

The condensed consolidated financial statements presented elsewhere in this Form 10-Q, and discussed below, reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Periods presented prior to our August 31, 2009 spinoff from Cardinal Health have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Cardinal Health. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the United States markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff and are presented in these financial statements as discontinued operations. Our condensed consolidated financial statements do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods prior to the spinoff from Cardinal Health.

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the SEC instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited consolidated financial statements for our fiscal year ended June 30, 2010, filed with the SEC on Form 10-K on August 19, 2009 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Overview

We are a leading, global medical technology company with clinically proven and industry-leading products and services designed to measurably improve the safety and quality of healthcare. We offer comprehensive product lines in the areas of IV infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments to customers in the United States and over 130 countries throughout the world. Our strategy is to enhance growth by focusing on healthcare safety and productivity, driving innovation and clinical differentiation, accelerating our global growth and pursing strategic opportunities. In furtherance of our strategy, we may seek to acquire entities that meet our objectives of driving innovation and global growth, as well as assessing our portfolio of businesses with a view of divesting non-core businesses that do not align with our objectives.

Since the beginning of fiscal year 2009, challenges have existed in the capital equipment market from delays in hospital capital spending, as well as prioritization of capital spending. Despite seeing small signs of improvement, we continue to anticipate it will take some time before significant market improvements are realized. We continue to believe that we are well positioned to benefit from increases in hospital capital equipment spending as the market recovers over time.

For the quarter ended September 30, 2010, we generated revenues and income from continuing operations of $908 million and $38 million, respectively, compared to revenues and income from continuing operations of $923 million and $55 million, respectively, for the quarter ended September 30, 2009.

Our year over year results of operations were largely impacted by two significant events that occurred during the fiscal year ended June 30, 2010. The release of the shipping hold for the Alaris System in July 2009 resulted in higher demand for our infusion products during the quarter ended September 30, 2009. In addition, emergency preparedness efforts, including preparations for an anticipated severe flu season, drove higher demand for our respiratory products during the quarter ended September 30, 2009. These two events contributed to drive higher revenues from our infusion and respiratory businesses, which did not recur in the quarter ended September 30, 2010. In addition, we are experiencing a lighter than expected flu season and lower hospital admissions in the quarter ended September 30, 2010, which has a negative impact on demand for our products. Notwithstanding the impacts of the events discussed above, we did see growth in our core infusion business, as well as growth in our infection prevention and medical specialties businesses during the quarter ended September 30, 2010, as compared to the prior year.

During the quarter ended September 30, 2010, our operations were also impacted by our global restructuring program. This program, announced in August 2010, is designed to reduce our cost structure and streamline operations, and will ultimately result in the reduction of approximately 700 positions. This program is expected to provide operating expense savings of approximately $85 million to $95 million in fiscal year 2011, primarily as a result of reducing headcount and eliminating unfilled positions, increasing to annualized savings of $110 million to $120 million in fiscal year 2012 and beyond. As a result of this program, during the quarter ended September 30, 2010 we experienced savings of approximately $19 million, of which approximately $11 million was a result of year over year savings in selling, general and administrative expense (“SG&A”) and lower cost of sales expense, and $8 million was a result of not filling open positions. Initiation of this program resulted in approximately $20 million in restructuring charges during the quarter ended September 30, 2010. In total, we expect to incur restructuring charges associated with this program of between $40 million and $50 million during fiscal year 2011.

In fiscal year 2011, we also expect to incur additional one-time expenditures associated with the separation from Cardinal Health (capital and expense) of between approximately $80 million and $90 million, after which all substantive expenditures associated with standing up operations from the spinoff are expected to be complete. We have funded, and expect to continue funding these costs through cash from operations and cash on hand. The capital portion of these expenditures will be amortized over their useful lives and the other expenditures will be expensed as incurred, depending on their nature. During the quarter ended September 30, 2010, we incurred approximately $23 million of these one-time expenditures.

Our capital equipment revenues are subject to a certain degree of seasonality that aligns to our customer capital equipment purchasing cycles. As a normal course of business, this seasonality would manifest itself with higher sales in our second and fourth quarters and lower sales in our first and third quarters of our fiscal year.

Consolidated Results of Operations

Quarter Ended September 30, 2010 compared to the Quarter Ended September 30, 2009

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended September 30, 2010 and 2009:

	Quarters Ended September 30,
(in millions)	2010	2009	Change
Revenue	$908	$923	$(15)
Cost of Products Sold	468	472	(4)

Gross Margin	440	451	(11)

Selling, General and Administrative Expenses	295	297	(2)
Research and Development Expenses	40	36	4
Restructuring and Acquisition Integration Charges	23	1	22

Operating Income	82	117	(35)

Interest Expense and Other, Net	24	42	(18)

Income Before Income Tax	58	75	(17)
Provision for Income Tax	20	20	—

Income from Continuing Operations	38	55	(17)
Income from Discontinued Operations, Net of Tax	—	26	(26)

Net Income	$38	$81	$(43)

Revenue

Revenue in our Critical Care Technologies segment (“CCT”) was $617 million for both of the quarters ended September 30, 2010 and 2009. Revenue was unchanged as a result of offsetting impacts of increased revenue for our infusion business, and decreased revenue for our respiratory businesses. Dispensing equipment revenues were generally unchanged for the quarter ended September 30, 2010 compared to the prior year.

Infusion revenues increased as a result of core business growth and the impact of our recent acquisition of Medegen in May 2010. These increases were partially offset by a decrease in revenues as a result of the benefit during the quarter ended September 30, 2009 from the release of the shipping hold on the Alaris System in July 2009. Also affecting the year over year revenue change was the downward adjustment to revenue for the quarter ended September 30, 2009 associated with a revised estimate of accrued rebates to distributors.

During the quarter ended September 30, 2009, product revenues were strong due to demand in our respiratory business as a result of emergency preparedness efforts, including preparations for an anticipated severe flu season. As a result of a light flu season during the quarter ended September 30, 2010 and lower hospital admissions, we have experienced lower capital product revenues and decreased utilization of our disposable respiratory products.

Revenue in our Medical Technologies and Services segment (“MT&S”) decreased by 5% to $291 million for the quarter ended September 30, 2010 compared to the prior year. The revenue decrease is attributable to lower sales, including the impact of unfavorable changes in foreign currency exchange rates, in our international surgical products business and the impact of divesting our Research Services business in May 2010. These decreases were partially offset by growth in our infection prevention business, and to a lesser extent, growth in our medical specialties products.

Gross Margin and Cost of Products Sold

Gross margin decreased 2% to $440 million during the quarter ended September 30, 2010 compared to the prior year. As a percentage of revenue, gross margin decreased 1% to 48% during the quarter ended September 30, 2010.

The decrease in gross margin was primarily the result of lower sales associated with our respiratory and international surgical products businesses. The decrease in margin as a percentage of revenue is the result of changes in product mix toward lower margin products, partially offset by favorable manufacturing cost reductions. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative Expenses

SG&A expenses decreased 1% to $295 million during the quarter ended September 30, 2010 compared to the prior year. This decrease is primarily a result of savings associated with our August 2010 global restructuring program and reduced operating expenses associated with the divestiture of our Research Services business in May 2010. These decreases were partially offset by increased expenses associated with our acquisition of Medegen in May 2010 and increasing investment in our selling organization. Included within our SG&A expenses are certain one-time costs associated with our spinoff from Cardinal Health of $16 million and $15 million for the quarters ended September 30, 2010 and 2009, respectively. We expect all substantive expenditures associated with standing up operations from the spinoff to be complete by the end of fiscal year 2011.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges increased $22 million to $23 million during the quarter ended September 30, 2010 compared to the prior year. During the quarter ended September 30, 2010, we initiated a global restructuring program (the “2011 Plan”) that will result in a reduction of approximately 700 positions, and incurred charges of approximately $20 million associated with the program. The total estimated restructuring costs associated with the 2011 Plan are approximately $40 million to $50 million and we expect the 2011 Plan to be substantially complete by the end of fiscal year 2011. In addition to the 2011 Plan, we periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

Operating Income

Operating income decreased 30% to $82 million during the quarter ended September 30, 2010 compared to the prior year. The decrease was primarily due to costs associated with the 2011 Plan initiated during the quarter ended September 30, 2010, as well as the impact of lower revenues and the resulting operating income, primarily related to our respiratory business.

Segment profit in our CCT reportable segment decreased 30% to $71 million during the quarter ended September 30, 2010 compared to the prior year. The decrease in segment profit is attributable to the product mix shift discussed above, increased investment in research and development and increases in restructuring and acquisition integration charges of $17 million.

Segment profit in our MT&S reportable segment decreased 31% to $11 million during the quarter ended September 30, 2010 compared to the prior year. The decrease in segment profit is primarily attributable to the decrease in revenue associated with our international surgical products business and increases in restructuring and acquisition integration charges of $5 million.

Interest Expense and Other, Net

Interest expense and other, net decreased 43% to $24 million during the quarter ended September 30, 2010 compared to the prior year. The decrease is primarily attributable to a one-time write-off of debt issuance and related costs of $22 million associated with the bridge loan facility, which was terminated on August 31, 2009 and recorded during the quarter ended September 30, 2009. Partially offsetting this decrease were small increases in overall foreign currency exchange losses and interest expense.

In general, gains and losses resulting from foreign currency exchange rates are related to the remeasurement of receivables and payables which are denominated in currencies other than the functional currency of the subsidiary which holds the receivable or payable, and are netted with any associated fair value hedging activities entered into to minimize this exposure. See note 12 to the unaudited condensed consolidated financial statements.

Provision for Income Tax

Income tax expense was $20 million for both the quarters ended September 30, 2010 and September 30, 2009. The effective tax rate for the quarters ended September 30, 2010 and 2009 was 33.9% and 27.0%, respectively.

The increase in the effective tax rate was due to an unfavorable impact of a year over year shift in earnings from foreign jurisdictions, which are taxed at rates less than our U.S. federal statutory rate, and the effect of discrete tax expense recognized in the quarter ended September 30, 2010 for uncertain tax positions.

For additional detail regarding the provision for income taxes, see note 10 to the unaudited condensed consolidated financial statements.

Income from Discontinued Operations, Net of Tax

During the quarter ended September 30, 2010 there were no discontinued operations, compared to income from discontinued operations of $26 million during the quarter ended September 30, 2009. Included in discontinued operations in the prior year are (a) certain lines of business that manufactured and sold surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff and (b) the Audiology business which produced and marketed hearing diagnostic equipment, which was sold on October 1, 2009. The businesses retained by Cardinal Health have been presented as discontinued operations for all periods reported through the date of our spinoff of August 31, 2009.

See note 2 to the unaudited condensed consolidated financial statements for further information related to these discontinued operations.

Liquidity and Capital Resources

Overview

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. In fiscal year 2010, cash flows from financing activities are primarily related to the issuance of debt associated with our spinoff from Cardinal Health. Prior to our spinoff, cash flows from financing activities were primarily related to changes in Cardinal Health’s investment in us. In the past, Cardinal Health would fund our operating and investing activities as needed and transfer our excess cash at its discretion.

Our cash balance at September 30, 2010 was $1,003 million. Of this balance, $863 million is held outside of the United States and is denominated in United States dollars as well as other currencies. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

Sources and Uses of Cash

The following table summarizes our statements of cash flows from continuing operations:

	Quarters Ended September 30,
(in millions)	2010	2009	Change
Cash Flow Provided by (Used in)
Operating Activities	$(7)	$160	$(167)
Investing Activities	$(33)	$(21)	$(12)
Financing Activities	$(9)	$18	$(27)

Quarters Ended September 30, 2010 and 2009

Net operating cash flow from continuing operations decreased $167 million to $(7) million for the quarter ended September 30, 2010 compared to the prior year. The decrease is due to lower net income, adjusted for the impact of non-cash items ($56 million); a decrease in cash flow associated with accounts payable ($77 million), primarily associated with the year over year decrease in revenue and associated costs, coupled with timing of payments of accounts payable during the quarter ended September 30, 2009; and a decrease in cash flow associated with other accrued liabilities and operating items ($114 million), which primarily relates to payments for employee incentive compensation that was accrued at June 30, 2010 and paid during the quarter ended September 30, 2010, as well as our semi-annual interest payments associated with our senior notes, which are due in August and February each year. During the quarter ended September 30, 2009, there were substantially smaller employee incentive compensation payments and we had no accrued interest payments associated with debt allocated to us for periods prior to our August 31, 2009 spinoff date. These decreases in operating cash flows were partially offset by increased cash flows associated with accounts receivable ($82 million). During the quarter ended September 30, 2009, cash outflows related to increases in receivables resulted from increased shipping of infusion equipment subsequent to the release of the shipping hold on the Alaris System in July 2009 and a sequential quarter over quarter volume increase in our MT&S reporting segment. During the quarter ended September 30, 2010, cash inflows related to decreases in receivables were primarily due to a sequential quarter over quarter sales volume decline, as well as continued success in our focused efforts to improve timely collections of accounts receivable.

Net cash used in continuing operations from investing activities increased $12 million in the quarter ended September 30, 2010 compared to the prior year due to increased capital expenditures and intangible asset additions.

Net cash used in continuing operations from financing activities increased $27 million in the quarter ended September 30, 2010 compared to the prior year. During the quarter ended September 30, 2009, we received proceeds from the issuance of debt ($1,377 million) and utilized these proceeds to pay a dividend to Cardinal

Health ($1,374 million) associated with our spinoff. The remaining year over year change was primarily due to the change in amounts transferred to us from Cardinal Health before our spinoff ($46 million), partially offset by our payments of debt issuance costs ($29 million) during the quarter ended September 30, 2009.

Capital Resources

Revolving Credit Facility. We maintain a senior unsecured revolving credit facility with an aggregate available principal amount of $480 million, which matures on August 31, 2012. At September 30, 2010 we had no amounts outstanding under our senior unsecured revolving credit facility.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

At September 30, 2010, we did not have any off-balance sheet arrangements. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K, filed with the SEC on August 19, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with changes in interest rates and foreign exchange rates. We seek to manage these risks using hedging strategies that involve the use of derivative instruments. We do not enter into any derivative agreements for trading or speculative purposes.

While we believe we have designed an effective risk management program, there are inherent limitations in our ability to forecast our exposures, and therefore, we cannot guarantee that our programs will completely mitigate all risks associated with unfavorable movement in either foreign exchange rates or interest rates.

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

As of September 30, 2010, the majority of our outstanding debt balances is fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At September 30, 2010 we had no drawn amounts on our $480 million revolving credit facility.

The tables below present information about our investment portfolio and debt obligations:

	September 30, 2010
	Liabilities Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$210	$—	$—	$—	$—	$—	$210	$210
Cash Equivalents	$793	$—	$—	$—	$—	$—	$793	$793
Weighted Average Interest Rate[1]	0.15%	—	—	—	—	—	0.15%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$—	$—	$250	$—	$450	$700	$1,400	$1,597
Weighted Average Interest Rate	—	—	4.13%	—	5.13%	6.38%	5.57%	—
Other Obligations	$4	$1	$—	$—	$—	$—	$5	$5
Weighted Average Interest Rate	2.96%	6.64%	—	—	—	—	4.31%	—

	June 30, 2010
	Liabilities Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$207	$—	$—	$—	$—	$—	$207	$207
Cash Equivalents	$812	$—	$—	$—	$—	$—	$812	$812
Weighted Average Interest Rate[1]	0.10%	—	—	—	—	—	0.10%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$—	$—	$250	$—	$450	$700	$1,400	$1,534
Weighted Average Interest Rate	—	—	4.13%	—	5.13%	6.38%	5.57%	—
Other Obligations	$4	$1	$1	$—	$—	$—	$6	$6
Weighted Average Interest Rate	2.61%	2.80%	4.74%	—	—	—	2.82%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of a $15 million and $16 million purchase discount at September 30, 2010 and June 30, 2010, respectively.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,602 million and $1,540 million at September 30, 2010 and June 30, 2010, respectively. The fair value of our senior notes at September 30, 2010 and June 30, 2010 was based on quoted market prices. The fair value of the other obligations at September 30, 2010 and June 30, 2010, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt or estimated discounted cash flows.

Foreign Currency Risk

We are a global company with operations in multiple countries and are a net recipient of currencies other than the United States dollar (USD). Accordingly, a strengthening of the USD will negatively impact revenues and gross margins expressed in consolidated USD terms.

Currently, we have foreign exchange risk associated with currency exposure associated with existing assets and liabilities, committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. We seek to manage our foreign exchange risk by using derivative contracts such as forwards, swaps and options with financial institutions to hedge our risks. In general, we will hedge material foreign exchange exposures up to twelve months in advance; however, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign denominated receivables, payables and loans are recorded in the consolidated statement of income. To the extent that cash flow hedges qualify for hedge accounting, the unrealized gain or loss on the forward will be recorded to OCI. As the forecasted exposures affect earnings, the realized gain or loss on the forward contract will be moved from OCI to the condensed consolidated statements of income.

The following table provides information about our foreign currency derivative instruments outstanding as of September 30, 2010 and June 30, 2010:

	September 30, 2010		June 30, 2010
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$32	1.3	$13	1.2
Australian Dollar	19	0.8	20	0.9
New Zealand Dollar	8	0.7	9	0.7
South African Rand	3	7.9	2	7.7
Norwegian Krone	1	6.0	2	6.3
Swedish Krona	2	7.5	2	7.6
Mexico Peso	4	13.1	2	13.0
Canadian Dollar	5	1.1	5	1.0
Japanese Yen	4	86.8	2	89.3
Indian Rupee	1	45.4	1	46.5
British Pound	2	1.5	—	—
Danish Krone	2	5.8	—	—

Total	$83		$58

Estimated Fair Value	$(3)		$1

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$10	13.1	$10	13.0
Swiss Franc	8	1.1	5	1.1
British Pound	17	1.5	20	1.5
Canadian Dollar	—	—	1	1.0
Euro	—	—	8	1.2

Total	$35		$44

Estimated Fair Value	$1		$—

Foreign Currency Forward Contracts:
(Pay foreign currency/receive euros)
British Pound	$25	1.2	$9	0.8
Swiss Franc	20	1.3	19	1.4
Swedish Krona	4	0.1	—	—
Australian Dollar	1	1.2	—	—

Total	$50		$28

Estimated Fair Value	$—		$—

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13(a)-15(d), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See note 11 to the unaudited condensed consolidated financial statements.

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

Many existing and potential customers for our products within the United States are members of group purchasing organizations, (“GPOs”), and integrated delivery networks (“IDNs”), in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.

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

We rely on a combination of patents, trademarks, copyrights, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will remain valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

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

We have no reserve in connection with the amended consent decree to cover any future costs and expenses of compliance with the amended consent decree. As such, we may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. Moreover, the matters addressed in the amended consent decree could lead to negative publicity that could have an adverse impact on our business. The amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may also be required to pay monetary damages if we fail to comply with any provision of the amended consent decree. See note 11 to the unaudited condensed consolidated financial statements included in this Form 10-Q for more information. Any of the foregoing matters could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

We may pursue transactions, including acquisitions of complementary businesses, technology licensing arrangements and joint development agreements to expand our product offerings and geographic presence as part of our business strategy, which could be material to our financial condition and results of operations. We may not complete transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement or joint development agreement. Other companies may compete with us for these strategic opportunities. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, the acquisition of an acquired company or business, including issues related to internal control over financial reporting, regulatory or compliance issues and potential adverse short-term effects on results of operations through increased costs or otherwise. These effects, individually or in the aggregate, could cause a deterioration of our credit profile and/or ratings and result in reduced availability of credit to us or in increased borrowing costs and interest expense.

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

In addition, we regularly review our tax reserves and make adjustments to our reserves when appropriate. Accounting for tax reserves involves complex and subjective estimates by management, which can change over time based on new information or changing events or circumstances, including events or circumstances outside of our control. Although we believe that we have provided appropriate tax reserves for any potential tax exposures, we may not be fully reserved and it is possible that we may be obligated to pay amounts in excess of our reserves, including the full amount that the IRS is seeking in the appeals matter for the fiscal years ended June 30, 2003 through 2005. Any future change in estimate could adversely affect our results of operations and financial condition. See note 12 to the audited consolidated financial statements included in our Form 10-K filed with the SEC on August 19, 2010 for a discussion of the Notices of Proposed Adjustment and the change to our tax reserves.

We have a significant amount of indebtedness, which could adversely affect our business and our ability to meet our obligations.

We have outstanding a $480 million senior unsecured revolving credit facility (maturing August 31, 2012). In addition, we have outstanding $1.4 billion of senior unsecured notes that were utilized to finance our separation from Cardinal Health. This significant amount of debt has important risks to us and our investors, including:

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

To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. In addition, we may draw down our revolving credit facility, which would have the effect of increasing our indebtedness.

As a result of various restrictive covenants in the agreements governing our senior revolving credit facility and our senior unsecured notes, our financial flexibility will be restricted in a number of ways. The agreement governing the senior revolving credit facility subjects us and our subsidiaries to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, make distributions, pay dividends or make certain other restricted payments and investments, consummate certain asset sales, enter into transactions with affiliates, conduct businesses other than our current or related businesses, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Our senior revolving credit facility also requires us to meet certain financial ratio tests on an ongoing basis that may require us to take action and reduce debt or act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot be sure that we will be able to meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our senior revolving credit facility. If an event of default under our senior revolving credit facility or senior notes occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

Our success depends on our key personnel, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business.

Our success depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. In November 2010, we reported that David L. Schlotterbeck, our Chairman and Chief Executive Officer, had announced his intention to retire from his positions with the Company, effective as of February 28, 2011. Our Board has an ongoing focus on executive development and succession planning and has formed a special committee to identify a successor for Mr. Schlotterbeck. While the Board intends to have a successor identified and in place by Mr. Schlotterbeck’s retirement date, succession planning is a complex and time consuming process, and we may be unable to name a successor prior to that date. The process may also create uncertainty and could be a distraction to our senior management and Board, which could have an adverse effect on our results of operations and financial condition. While we will strive to make the transition to a new Chief Executive Officer as smooth as possible, the transition process may also result in disruptions to our operations, which could have an adverse effect on our results of operations and financial condition. Our success will depend on our ability to retain our key personnel and recruit and retain additional highly-skilled personnel.

Risks Related to the Separation

We have a limited operating history as a separate publicly-traded company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.

Our stock began trading publicly on September 1, 2009. Financial information presented for periods prior to September 1, 2009 do not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our company’s purchases of equity securities during the quarter ended September 30, 2010:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publically Announced Program
July 1 – 31, 2010	1,053	$22.17	—	$—
August 1 – 31, 2010	119,961	$22.85	—	—
September 1 – 30, 2010	1,811	$24.06	—	—

Total	122,825	$22.86	—	—

[1]	Represents restricted stock awards surrendered by employees upon vesting to meet tax withholding obligations.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Retirement Agreement dated as of November 1, 2010 with David L. Schlotterbeck (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on November 2, 2010, File No. 1-34273).#

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 4, 2010.

CAREFUSION CORPORATION

By:	/s/ EDWARD J. BORKOWSKI
Edward J. Borkowski, Chief Financial Officer (on behalf of the registrant and as principal financial officer)