Form 10-Q
period 2010-12-31
CareFusion Corp
filed 2011-02-04
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of outstanding shares as of the registrant’s common stock, as of January 27, 2011 was 223,079,474.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2010	2009	2010	2009
Revenue	$1,002	$1,019	$1,910	$1,942
Cost of Products Sold	527	541	995	1,013

Gross Margin	475	478	915	929
Selling, General and Administrative Expenses	295	305	590	602
Research and Development Expenses	36	37	76	73
Restructuring and Acquisition Integration Charges	18	9	41	10

Operating Income	126	127	208	244
Interest Expense and Other, Net	21	24	45	66

Income Before Income Tax	105	103	163	178
Provision for Income Tax	29	30	49	50

Income from Continuing Operations	76	73	114	128
Income (Loss) from Discontinued Operations, Net of Tax	—	(3)	—	23

Net Income	$76	$70	$114	$151

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.34	$0.33	$0.51	$0.58
Discontinued Operations	$—	$(0.01)	$—	$0.11
Basic Earnings per Common Share	$0.34	$0.32	$0.51	$0.69

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.34	$0.33	$0.51	$0.58
Discontinued Operations	$—	$(0.01)	$—	$0.11
Diluted Earnings per Common Share	$0.34	$0.32	$0.51	$0.68

Weighted-Average Number of Common Shares Outstanding:
Basic	222.8	220.8	222.4	220.7
Diluted	224.5	222.2	224.2	221.7

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)	December 31, 2010	June 30, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,087	$1,019
Trade Receivables, Net	504	472
Current Portion of Net Investment in Sales-Type Leases	405	389
Inventories, Net	447	422
Prepaid Expenses	36	23
Other Current Assets	218	183

Total Current Assets	2,697	2,508

Property and Equipment, Net	459	449
Net Investment in Sales-Type Leases, Less Current Portion	939	946
Goodwill	2,995	2,995
Intangible Assets, Net	915	946
Other Assets	105	99

Total Assets	$8,110	$7,943

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$4	$4
Accounts Payable	181	199
Deferred Revenue	80	82
Accrued Compensation and Benefits	115	182
Other Accrued Liabilities	318	286

Total Current Liabilities	698	753

Long-Term Obligations, Less Current Portion	1,387	1,386
Deferred Income Taxes	668	671
Other Liabilities	466	429

Total Liabilities	3,219	3,239

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding—None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding—223.1 at December 31, 2010	2	2
Treasury Stock, at cost, 0.1 common shares at December 31, 2010	(3)	—
Additional Paid-in Capital	4,698	4,666
Retained Earnings	235	121
Accumulated Other Comprehensive Loss	(41)	(85)

Total Stockholders’ Equity	4,891	4,704

Total Liabilities and Stockholders’ Equity	$8,110	$7,943

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
(in millions)	2010	2009
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,019	$626

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$—	$157

Cash Flows from Operating Activities:
Net Income	114	151
Income from Discontinued Operations	—	23

Income from Continuing Operations	114	128

Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	93	84
Other Non-Cash Items	30	77
Change in Operating Assets and Liabilities:
Trade Receivables	(37)	(26)
Inventories	(31)	(9)
Net Investment in Sales-Type Leases	(8)	(8)
Accounts Payable	(17)	45
Other Accrued Liabilities and Operating Items, Net	(32)	60

Net Cash Provided by Operating Activities—Continuing Operations	112	351
Net Cash Used in Operating Activities—Discontinued Operations	—	(2)

Net Cash Provided by Operating Activities	112	349

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities—Continuing Operations	(66)	(39)
Net Cash Used in Investing Activities—Discontinued Operations	—	(1)

Net Cash Used in Investing Activities	(66)	(40)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	—	1,378
Bridge Facility Fees and Debt Issuance Costs	—	(29)
Dividend Payment to Cardinal Health	—	(1,374)
Net Cash Transfer from Cardinal Health	—	46
Other Financing Activities	(8)	—

Net Cash (Used in) Provided by Financing Activities—Continuing Operations	(8)	21
Net Cash Used in Financing Activities—Discontinued Operations	—	(154)

Net Cash Used in Financing Activities	(8)	(133)

Effect of Exchange Rate Changes on Cash—Continuing Operations	30	11

Net Increase in Cash and Cash Equivalents—Continuing Operations	68	344
Net Decrease in Cash and Cash Equivalents—Discontinued Operations	—	(157)

Cash and Cash Equivalents at December 31, Attributable to Continuing Operations	$1,087	$970

Cash and Cash Equivalents at December 31, Attributable to Discontinued Operations	$—	$—

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Accounting Pronouncements (Adopted during Fiscal Year 2011)

ASU 2009-13. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2009-13—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends Accounting Standards Codification (“ASC”) 605-25—Revenue Recognition—Multiple-Element Arrangements. The update replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. We prospectively adopted ASU 2009-13 on July 1, 2010. We have applied ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after July 1, 2010. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. The adoption did not result in a material change in either the units of accounting or a change in the pattern or timing of revenue recognition. Additionally, the adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

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

ASU 2010-20. In July 2010, the FASB issued ASU 2010-20—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires certain disclosures about the credit quality of financing receivables and the related allowance for credit losses. In addition, disclosures are required related to the nature of credit risk inherent in the portfolio of financing receivables, how the credit risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is effective for interim and annual periods ending on or after December 15, 2010. We adopted the amendment provisions of ASU 2010-20 for the quarter ended December 31, 2010. As ASU 2010-20 is a disclosure standard, the adoption of this did not have any impact on our financial condition, results of operations or cash flow. See Note 6.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Summarized selected financial information for the businesses retained by Cardinal Health and the Audiology business for the quarter and six months ended December 31, 2009 is as follows:

(in millions)	Quarter Ended December 31, 2009	Six Months Ended December 31, 2009
Revenue	$—	$165
Operating Income	$—	$37
Impairment of the Audiology Business	$—	$7
Income Before Income Tax	$—	$59
Provision for Income Tax	$3	$36
Income (Loss) from Discontinued Operations, Net of Tax	$(3)	$23

All discontinued operations businesses presented were previously included in the Medical Technologies and Services segment.

NOTE 3. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters and six months ended December 31, 2010 and 2009:

	Quarters Ended December 31,		Six Months Ended December 31,
(shares in millions)	2010	2009	2010	2009
Denominator for Basic Earnings per Share	222.8	220.8	222.4	220.7
Effect of Dilutive Securities:
Stock Options	0.6	0.5	0.6	0.3
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.1	0.9	1.2	0.7

Denominator for Diluted Earnings per Share	224.5	222.2	224.2	221.7

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides a summary of the securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the quarters and six months ended December 31, 2010 and 2009:

	Quarters Ended December 31,		Six Months Ended December 31,
(securities in millions)	2010	2009	2010	2009
Number of Securities	10.0	11.7	11.0	11.2
Weighted Average Exercise Price	$30.72	$28.81	$29.84	$29.80

Basic and diluted earnings per share amounts are computed independently in the condensed consolidated statements of income, therefore, the sum of per share components may not equal the per share amounts presented.

NOTE 4. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities and associated charges are measured at fair value as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters and six months ended December 31, 2010 and 2009:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Restructuring Charges	$18	$8	$39	$9
Acquisition Integration Charges	—	1	2	1

Total Restructuring and Acquisition Integration Charges	$18	$9	$41	$10

Restructuring Charges

In August 2010, we initiated a global restructuring program (the “2011 Plan”) that will result in a reduction of approximately 700 positions. The total estimated restructuring costs associated with the 2011 Plan are approximately $40 million to $50 million and will be recorded to the “Restructuring and Acquisition Integration Charges” line within our condensed consolidated statements of income as they are recognized. We expect the 2011 Plan to be substantially complete by the end of fiscal year 2011.

In addition to the restructuring program discussed above, we periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table includes information regarding our current restructuring programs:

		Six Months Ended December 31, 2010
(in millions)	Accrued June 30, 2010[1]	Accrued Costs	Cash Payments	Accrued Dec. 31, 2010[1]	Total Costs Expensed to Date	Total Expected Program Costs
2011 Plan[2]	$—	$32	$(18)	$14	$32	$40 - 50

Total Other Restructuring Plans[3]	12	7	(12)	7

Total Restructuring Plans	$12	$39	$(30)	$21

[1]	Included within “Other Accrued Liabilities” in the condensed consolidated balance sheets.
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

The following table segregates our restructuring charges into our reportable segments for the quarters and six months ended December 31, 2010 and 2009:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Medical Technologies and Services	$5	$3	$10	$3
Critical Care Technologies	13	5	29	6

Total Restructuring Charges	$18	$8	$39	$9

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the quarter and six months ended December 31, 2010 were primarily a result of the acquisition of Medegen, LLC in May 2010.

Certain acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	December 31, 2010	June 30, 2010
Finished Goods	$325	$306
Work-in-Process	34	36
Raw Materials	145	135

	504	477
Reserve for Excess and Obsolete Inventories	(57)	(55)

Inventories, Net	$447	$422

NOTE 6. FINANCING RECEIVABLES

Our net investment in sales-type leases are considered financing receivables. As our portfolio of financing receivables primarily arise from the leasing of our dispensing equipment, the methodology for determining our allowance for credit losses is based on the collective population and not stratified by class or portfolio segment. Reserves for bad debts on the entire portfolio are based on historical experience loss rates and the potential impact of anticipated changes in business practices, market dynamics, and economic conditions. We also reserve individual balances based on the evaluation of customers’ specific circumstances. We write off amounts that are deemed uncollectible. Financing receivables are generally considered past due 30 days after the billing date. We do not accrue interest on past due financing receivables.

The following table summarizes the credit losses and recorded investment in sales-type leases as of December 31, 2010:

(in millions)
Allowance for credit losses:
Ending Balance at December 31, 2010	$8

Ending Balance: individually evaluated for impairment	$1

Ending Balance: collectively evaluated for impairment	$7

Sales-Type Leases:
Ending Balance at December 31, 2010	$1,344

Ending Balance: individually evaluated for impairment	$26

Ending Balance: collectively evaluated for impairment	$1,318

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in millions)	December 31, 2010	June 30, 2010
Land, Buildings and Improvements	$191	$185
Machinery and Equipment	786	742
Furniture and Fixtures	28	26

	1,005	953
Accumulated Depreciation	(546)	(504)

Property and Equipment, Net	$459	$449

Depreciation expense was $27 million and $25 million for the quarters ended December 31, 2010 and 2009, respectively, and $51 million and $47 million for the six months ended December 31, 2010 and 2009, respectively. We expense repairs and maintenance expenditures as incurred.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of December 31, 2010, the goodwill balance was $2,995 million, which was unchanged from June 30, 2010. As of December 31, 2010, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,254 million and $741 million, respectively.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to 20 years. The detail of other intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
December 31, 2010
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	336	—	336

Total Unamortized Intangibles		381	—	381
Amortized Intangibles:
Trademarks and Patents	12	87	38	49
Developed Technology	9	283	108	175
Customer Relationships	14	504	202	302
Other	8	37	29	8

Total Amortized Intangibles	12	911	377	534

Total Intangibles		$1,292	$377	$915

June 30, 2010
Unamortized Intangibles:
In-Process Research and Development	Indefinite	45	—	45
Trademarks	Indefinite	$336	$—	$336

Total Unamortized Intangibles		381	—	381
Amortized Intangibles:
Trademarks and Patents	12	83	35	48
Developed Technology	9	275	91	184
Customer Relationships	14	504	181	323
Other	8	37	27	10

Total Amortized Intangibles	12	899	334	565

Total Intangibles		$1,280	$334	$946

Amortization expense is as follows:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Amortization Expense	$21	$18	$42	$37

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2011	2012	2013	2014	2015
Amortization Expense	$83	$80	$59	$55	$43

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The computation of comprehensive income for the quarters and six months ended December 31, 2010 and 2009 is as follows:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Net Income	$76	$70	$114	$151
Foreign Currency Translation Adjustments	(1)	12	46	2
Net Unrealized Gain (Loss) on Derivatives	1	2	(1)	3
Net Change in Minimum Pension Liability	—	—	1	—
Other	1	—	(2)	—

Comprehensive Income, Net of Tax	$77	$84	$158	$156

The components of accumulated other comprehensive loss, net of tax, consisted of the following:

	December 31,	June 30,
(in millions)	2010	2010
Foreign Currency Translation Adjustments	$(37)	$(83)
Net Unrealized Gain on Derivative Instruments	—	1
Minimum Pension Liability	(4)	(5)
Other	—	2

Accumulated Other Comprehensive Loss	$(41)	$(85)

NOTE 10. BORROWINGS

Borrowings consisted of the following:

(in millions)	December 31, 2010	June 30, 2010
Senior Notes due 2012, 4.125% Less Unamortized Discount of $1.0 million at December 31, 2010, Effective Rate 4.37%	$249	$249
Senior Notes due 2014, 5.125% Less Unamortized Discount of $3.4 million at December 31, 2010, Effective Rate 5.36%	447	446
Senior Notes due 2019, 6.375% Less Unamortized Discount of $10.3 million at December 31, 2010, Effective Rate 6.60%	690	689
Other Obligations; Interest Averaging 4.17% at December 31, 2010 and 2.82% at June 30, 2010, due in varying installments through 2014	5	6

Total Borrowings	1,391	1,390
Less: Current Portion	4	4

Long-Term Portion	$1,387	$1,386

Senior Unsecured Notes. On July 14, 2009, we offered and sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion. As part of the spinoff, the net proceeds were subsequently distributed as a dividend payment to Cardinal Health.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revolving Credit Facility. We maintain a senior unsecured revolving credit facility with an aggregate available principal amount of $480 million, which matures on August 31, 2012. At December 31, 2010 and June 30, 2010, we had no amount outstanding under our senior unsecured revolving credit facility. Our $240 million senior unsecured revolving credit facility expired on August 30, 2010.

Other Borrowings. We also maintain other uncommitted short-term credit facilities and letter of credit facilities. At December 31, 2010, we had $2 million of borrowings drawn and $24 million of standby letters of credit outstanding on these facilities. At June 30, 2010, we had $2 million of borrowings drawn and $18 million of standby letters of credit outstanding on these facilities. The remaining $3 million and $4 million balance of other obligations at December 31, 2010 and June 30, 2010, respectively, consisted primarily of additional notes, loans and capital leases. Obligations related to capital leases are secured by the underlying assets.

NOTE 11. INCOME TAX

For the period July 1, 2009 through the spinoff date from Cardinal Health on August 31, 2009, our operations were included in the consolidated income tax returns of Cardinal Health. However, income taxes were calculated and provided for CareFusion on a separate return basis subsequent to the spinoff on August 31, 2009.

The effective tax rate was 27.9 % and 30.0%, respectively, for the quarter and six months ended December 31, 2010, as compared to 29.4% and 28.3%, respectively, for the quarter and six months ended December 31, 2009.

The difference in the effective rate for the quarter and six months ended December 31, 2010 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, partially offset by unfavorable discrete adjustments for uncertain tax positions.

The difference in the effective rate for the quarter and six months ended December 31, 2009 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate partially offset by non-deductible items and state income taxes.

As of December 31, 2010, we had $292 million of unrecognized tax benefits. Included in this balance are $237 million of unrecognized tax benefits that, if recognized, would have an impact on our provision for income taxes and our effective tax rate.

During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal tax years 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. In addition, during the quarter ended December 31, 2010, we received an IRS Revenue Agent’s Report for fiscal tax years 2006 and 2007 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. During the quarter ended December 31, 2010, we began substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal tax years.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We believe that we have provided adequate contingent tax reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment. It is reasonably possible that we will reach a settlement with the IRS in relation to the fiscal tax years 2003 through 2005 within the next twelve months.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of December 31, 2010, we had no reserves in connection with the amended consent decree to cover any future costs and expenses of compliance with the amended consent decree.

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

NOTE 13. FINANCIAL INSTRUMENTS

We use derivative instruments to partially mitigate our business exposure to foreign currency exchange risk. We may enter into foreign currency forward contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and expenses, and on certain assets and liabilities. The maximum period of time that we hedge exposure is up to twelve months.

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of December 31, 2010 and June 30, 2010:

(in millions)	December 31, 2010	June 30, 2010
Assets[1]:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$2	$2

Liabilities[2]:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$3	$1

[1]	All derivative assets are recorded as “Other Current Assets” in the condensed consolidated balance sheets.
[2]	All derivative liabilities are recorded as “Other Accrued Liabilities” in the condensed consolidated balance sheets.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At December 31, 2010 and June 30, 2010, we held forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses.

The following table shows the notional amount of the outstanding cash flow hedges as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$59	$37

As of December 31, 2010, the foreign currency forward contracts are expected to mature through June 2011.

Credit risk of these contracts was not material as of December 31, 2010 and June 30, 2010. The unrealized gain (loss) included in OCI in the condensed consolidated balance sheets at December 31, 2010 and June 30, 2010, as well as the amounts reclassified from OCI to the condensed consolidated statements of income for the quarters and six months ended December 31, 2010 and 2009 was not material.

The amount of ineffectiveness associated with these derivative instruments was not material.

Fair Value (Non-Designated) Hedges. We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the condensed consolidated statements of income in “Interest Expense and Other, Net”. The cash flow impact of fair value hedges is included in the condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”. The maximum period of time that we hedge exposure for foreign currency fair value hedges is 31 days.

The following table summarizes the notional amount of the fair value hedges outstanding as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$176	$93

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recognized gains within “Interest Expense and Other, Net” for foreign currency forward contracts of $4 million for the quarter ended December 31, 2010. No amounts were recognized for the quarter ended December 31, 2009. We recognized $3 million of gains and $5 million of losses within “Interest Expense and Other, Net”, for foreign currency forward contracts for the six months ended December 31, 2010 and 2009, respectively.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid/ received to terminate these contracts based on quoted market prices for the same or similar instruments as of December 31, 2010 and June 30, 2010:

	December 31, 2010		June 30, 2010
(in millions)	Notional Amount	Fair Value Loss	Notional Amount	Fair Value Gain
Foreign Currency Forward Contracts	$235	$(1)	$130	$2

NOTE 14. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at December 31, 2010:

(in millions)	Level 1
Financial Assets:
Cash Equivalents	$874
Other Investments	13

Total	$887

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as other long-term assets, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. We had no level 2 or level 3 assets or liabilities measured on a recurring basis at December 31, 2010.

Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,546 million and $1,540 million as of December 31, 2010 and June 30, 2010, respectively, as compared to the carrying amounts of $1,391 million and $1,390 million at December 31, 2010 and June 30, 2010, respectively. The fair value of our senior notes at December 31, 2010 and June 30, 2010 was based on quoted market prices. The fair value of the other obligations at December 31, 2010 and June 30, 2010, was based on either the quoted market prices for the same or similar debt or estimated based on discounted cash flows.

NOTE 15. RELATED PARTY TRANSACTIONS

On September 15, 2010, Cardinal Health sold the remaining shares of our common stock that it retained in connection with the spinoff, and as a result, ceased to be a related party (see note 1). The following paragraphs discuss related party transactions with Cardinal Health prior to September 15, 2010 and how they were accounted for in our financial statements.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the spinoff, on August 31, 2009, we entered into several agreements with Cardinal Health. Pursuant to our Transition Services Agreement (“TSA”), we incurred charges of $16 million for the period July 1, 2010 to September 15, 2010 and $43 million and $55 million for the quarter and six months ended December 31, 2009, respectively. Prior to August 31, 2009, we were allocated general corporate expenses from Cardinal Health, of which $19 million were allocated for the two months ended August 31, 2009.

We also entered into a distribution agreement with Cardinal Health which states that Cardinal Health will continue to distribute certain of our products and supplies through its medical distribution business. In addition, we entered into an accounts receivable factoring agreement for which we sell certain of our accounts receivable associated with this distribution agreement to Cardinal Health. Title to these products and supplies no longer transfers to Cardinal Health and inventory related to these products is maintained by CareFusion. Service fees related to this agreement were $8 million for the period July 1, 2010 to September 15, 2010 and $10 million and $14 million for the quarter and six months ended December 31, 2009, respectively.

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

Total product revenue related to these agreements was $61 million for the period July 1, 2010 to September 15, 2010 and $67 million and $90 million for the quarter and six months ended December 31, 2009, respectively. Total product purchases from Cardinal Health were $21 million for the period July 1, 2010 to September 15, 2010 and $26 million and $34 million for the quarter and six months ended December 31, 2009, respectively. Service fees paid to Cardinal Health were $5 million for the period July 1, 2010 to September 15, 2010 and $7 million and $9 million for the quarter and six months ended December 31, 2009, respectively. Service fee revenue from Cardinal Health was immaterial for the period July 1, 2010 to September 15, 2010 and $1 million for the quarter and six months ended December 31, 2009.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes the changes in the carrying amount of the liability for product warranties for the six months ended December 31, 2010:

(in millions)
Balance at June 30, 2010	$24
Warranty Accrual	8
Warranty Claims Paid	(5)
Adjustments to Preexisting Accruals	(3)

Balance at December 31, 2010	$24

As of December 31, 2010 and June 30, 2010, approximately $9 million and $10 million, respectively, of the ending liability balances related to accruals for product recalls.

NOTE 17. SEGMENT INFORMATION

The following table presents information about our reporting segments for the quarters ended December 31, 2010 and 2009:

(in millions)	Critical Care Technologies	Medical Technologies and Services [1]	Total
December 31, 2010:
External Revenues	$684	$318	$1,002
Depreciation and Amortization	37	11	48
Operating Income	110	16	126
Capital Expenditures	28	6	34

December 31, 2009:
External Revenues	$682	$337	$1,019
Depreciation and Amortization	31	12	43
Operating Income	111	16	127
Capital Expenditures	33	13	46

The following table presents information about our reporting segments for the six months ended December 31, 2010 and 2009:

(in millions)	Critical Care Technologies	Medical Technologies and Services[1]	Total
December 31, 2010:
External Revenues	$1,301	$609	$1,910
Depreciation and Amortization	71	22	93
Operating Income	181	27	208
Capital Expenditures	56	13	69

December 31, 2009:
External Revenues	$1,299	$643	$1,942
Depreciation and Amortization	60	24	84
Operating Income	212	32	244
Capital Expenditures	50	17	67

[1]	Segment results for the Medical Technologies and Services segment have been adjusted for discontinued operations. See Note 2.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarters Ended December 31,		Six Months Ended December 31,		December 31, 2010	June 30, 2010
(in millions)	2010	2009	2010	2009
United States	$710	$693	$1,377	$1,328	$344	$338
International	292	326	533	614	115	111

Total	$1,002	$1,019	$1,910	$1,942	$459	$449

NOTE 18. SUBSEQUENT EVENTS

On February 1, 2011, we reported that our board of directors had elected Kieran T. Gallahue to serve as our Chairman and Chief Executive Officer, effective as of January 29, 2011 (the “Effective Date”). Mr. Gallahue succeeds David L. Schlotterbeck, who had previously announced plans to retire as of February 28, 2011. Mr. Schlotterbeck stepped down as Chairman and Chief Executive Officer as of the Effective Date, but will remain with the Company through February 28, 2011 to assist with the orderly transition of duties. In connection with Mr. Gallahue’s election as our Chairman and Chief Executive Officer, we entered into an employment agreement with Mr. Gallahue, which the parties executed on January 29, 2011.

On January 6, 2011, we entered into a definitive agreement to sell our OnSite Services instrument management and repair business, which is part of our Medical Technologies and Services segment, to Frazier Healthcare. The transaction is subject to customary closing conditions and is expected to close by April 2011.

On February 2, 2011, we entered into a definitive agreement to sell our International Surgical Products (“ISP”) distribution business, which is part of our Medical Technologies and Services segment, to Medline Industries, Inc. for approximately $130 million in cash. This transaction is subject to customary closing conditions and is expected to close in April 2011. Our decision to divest the ISP business is based on the fact that it is a distribution business that is fundamentally different than our medical devices and related disposables product lines, and is better suited for an organization with a pure distribution model. The divestiture will enable us to focus our resources on the global growth opportunities that exist in our core medical device businesses.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the major classes of assets and liabilities to be sold associated with our ISP business as of December 31, 2010 and June 30, 2010:

	December 31,	June 30,
(in millions)	2010	2010
ASSETS
Current Assets:
Trade Receivables, Net	$81	$79
Inventories, Net	89	79
Prepaid Expenses and Other	17	5

Current Assets	187	163

Property and Equipment, Net	8	8
Deferred Income Taxes	13	11
Other Assets	1	1

Total Assets	$209	$183

LIABILITIES
Current Liabilities:
Accounts Payable	$38	$36
Other Accrued Liabilities	38	32

Current Liabilities	76	68

Deferred Revenue	2	—
Other Liabilities	1	2

Total Liabilities	$79	$70

The assets and liabilities are classified as held and used in our condensed consolidated balance sheets as of December 31, 2010 and June 30, 2010. We will reflect the operations of ISP as a discontinued operation beginning in the quarter ending March 31, 2011.

At December 31, 2010, it was more likely than not that we would sell the net assets of ISP in the future. Therefore, we performed a required impairment test at that date utilizing an undiscounted cash flow model, which resulted in no impairment. As a result of being classified as a discontinued operation in the quarter ending March 31, 2011, we will be required to perform another impairment test considering the purchase price, assets to be sold, assignable goodwill, currency translation adjustments and estimated selling costs associated with ISP. We estimate this impairment test will result in a non-cash pre-tax impairment loss of between $45 million and $55 million, which we will record during the quarter ending March 31, 2011. Our estimate was based on the relevant facts and circumstances surrounding the anticipated divestiture. It is reasonably possible that this estimate could change in the future based on changing facts and circumstances which may require us to revise our estimated impairment loss.

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

Overview

We are a leading global medical technology company with clinically proven and industry-leading products and services designed to measurably improve the safety and quality of healthcare. We offer comprehensive product lines in the areas of IV infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments to customers in the United States and over 130 countries throughout the world. Our strategy is to enhance growth by focusing on healthcare safety and productivity, driving innovation and clinical differentiation, accelerating our global growth and pursing strategic opportunities. In furtherance of our strategy, we may seek to acquire entities that meet our objectives of driving innovation and global growth, as well as assessing our portfolio of businesses with a view of divesting non-core businesses that do not align with our objectives.

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

For the quarter ended December 31, 2010, we generated revenues and income from continuing operations of $1,002 million and $76 million, respectively, compared to revenues and income from continuing operations of $1,019 million and $73 million, respectively, for the quarter ended December 31, 2009. For the six months ended December 31, 2010, we generated revenues and income from continuing operations of $1,910 million and $114 million, respectively, compared to revenues and income from continuing operations of $1,942 million and $128 million, respectively, for the six months ended December 31, 2009.

Our year over year results of operations were largely impacted by two significant events that occurred during the fiscal year ended June 30, 2010. These events were the release of the shipping hold for the Alaris System in July 2009, which resulted in higher demand for our infusion products during the quarter and six months ended December 31, 2009, and emergency preparedness efforts, including preparations for an anticipated severe flu season, which drove higher demand for our respiratory products during the quarter and six months ended December 31, 2009. While strong performance of our infusion business during the quarter and six months ended December 31, 2010 drove year over year growth, our respiratory business results decreased year over year. Our respiratory business continues to face a challenging capital spending market, and a lighter than expected flu season and lower hospital admissions in the quarter and six months ended December 31, 2010, has had a negative impact on demand for our respiratory products. We continue to see growth in other areas of our business, including our infection prevention and medical specialties businesses.

During the quarter and six months ended December 31, 2010, our operations were also impacted by our global restructuring program. This program, announced in August 2010 (“the 2011 Plan”) is designed to reduce our cost structure and streamline operations, and will result in the reduction of approximately 700 positions. This program is expected to provide operating expense savings of approximately $85 million to $95 million in fiscal year 2011, primarily as a result of reducing headcount and eliminating unfilled positions, increasing to annualized savings of $110 million to $120 million in fiscal year 2012 and beyond. As a result of this program, during the quarter ended December 31, 2010, we experienced savings of approximately $26 million, of which approximately $18 million was a result of year over year savings in selling, general and administrative expense (“SG&A”) and lower cost of sales expense, and $8 million was a result of not filling open positions. For the six months ended December 31, 2010, total savings was $45 million, of which $29 million related to year over year savings in SG&A and cost of sales and $16 million was from not filling open positions. Initiation of this program resulted in approximately $12 million and $32 million in restructuring charges during the quarter and six months ended December 31, 2010, respectively. In total, we expect to incur restructuring charges associated with this program of between $40 million and $50 million during fiscal year 2011.

In fiscal year 2011, we have incurred and expect to continue to incur additional one-time expenditures associated with the separation from Cardinal Health (capital and expense), the total of which is expected to be between approximately $80 million and $90 million, after which all substantive expenditures associated with standing up operations from the spinoff are expected to be complete. We have funded, and expect to continue funding these costs through cash from operations and cash on hand. The capital portion of these expenditures will be amortized over their useful lives and the other expenditures will be expensed as incurred, depending on their nature. During the quarter and six months ended December 31, 2010, we incurred approximately $14 million and $37 million, respectively, of these one-time expenditures.

Our capital equipment revenues are subject to a certain degree of seasonality that aligns to our customer capital equipment purchasing cycles. As a normal course of business, this seasonality would manifest itself with higher sales in our second and fourth quarters and lower sales in our first and third quarters of our fiscal year.

Consolidated Results of Operations

Quarter Ended December 31, 2010 Compared to the Quarter Ended December 31, 2009

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended December 31, 2010 and 2009:

	Quarters Ended December 31,
(in millions)	2010	2009	Change
Revenue	$1,002	$1,019	$(17)
Cost of Products Sold	527	541	(14)

Gross Margin	475	478	(3)

Selling, General and Administrative Expenses	295	305	(10)
Research and Development Expenses	36	37	(1)
Restructuring and Acquisition Integration Charges	18	9	9

Operating Income	126	127	(1)

Interest Expense and Other, Net	21	24	(3)

Income Before Income Tax	105	103	2
Provision for Income Tax	29	30	(1)

Income from Continuing Operations	76	73	3
Loss from Discontinued Operations, Net of Tax	—	(3)	3

Net Income	$76	$70	$6

Revenue

Revenue in our Critical Care Technologies segment (“CCT”) increased $2 million to $684 million for the quarter ended December 31, 2010 compared to the prior year. Revenue was largely unchanged as a result of offsetting impacts of increased revenue for our infusion and dispensing businesses, and decreased revenue for our respiratory businesses.

Infusion revenues increased as a result of core business growth in both capital and disposable products, and the year over year impact of our acquisition of Medegen in May 2010. These increases were partially offset by a decrease in revenues as a result of the benefit during the quarter ended December 31, 2009 from the release of the shipping hold on the Alaris System in July 2009.

Dispensing revenues increased primarily as a result of renewing existing customer capital leases and core business growth.

During the quarter ended December 31, 2009, respiratory product revenues were strong due to increased demand resulting from emergency preparedness efforts, including preparations for an anticipated severe flu season. As a result of restrained customer spending, a light flu season, and lower hospital admissions, all during the quarter ended December 31, 2010, we experienced lower capital product revenues and decreased utilization of our disposable respiratory products.

Revenue in our Medical Technologies and Services segment (“MT&S”) decreased by 6% to $318 million for the quarter ended December 31, 2010 compared to the prior year. The revenue decrease is attributable to lower sales, including the impact of unfavorable changes in foreign currency exchange rates, in our international surgical products business and the impact of divesting our Research Services business in May 2010. These decreases were partially offset by growth in our infection prevention business.

Gross Margin and Cost of Products Sold

Gross margin decreased 1% to $475 million during the quarter ended December 31, 2010 compared to the prior year. As a percentage of revenue, gross margin was 47.4% for the quarter ended December 31, 2010 compared to 46.9% in the prior year.

The overall decrease in gross margin was primarily the result of lower sales associated with our respiratory and international surgical products businesses. Margin as a percentage of revenue increased as a result of favorable changes in product sales mix, with higher sales in our infusion and dispensing businesses, which generally have higher margins, and lower sales in our respiratory and international surgical products businesses, which generally have lower margins. Also improving our gross margin percentage were the impacts of our 2011 Plan and favorable manufacturing cost reductions. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative Expenses

SG&A expenses decreased 3% to $295 million during the quarter ended December 31, 2010 compared to the prior year. This decrease is primarily a result of savings associated with our 2011 Plan and reduced operating expenses associated with the divestiture of our Research Services business in May 2010. These decreases were partially offset by increased expenses associated with our acquisition of Medegen in May 2010 and increasing investment in our selling organization. Included within our SG&A expenses are certain one-time costs associated with our spinoff from Cardinal Health of $8 million and $13 million for the quarters ended December 31, 2010 and 2009, respectively. We expect all substantive expenditures associated with standing up operations from the spinoff to be complete by the end of fiscal year 2011.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges increased $9 million to $18 million during the quarter ended December 31, 2010 compared to the prior year. In August 2010, we initiated our 2011 Plan, which will result in the reduction of approximately 700 positions. We incurred charges of approximately $12 million during the quarter ended December 31, 2010 associated with the 2011 Plan. The total estimated restructuring costs associated with the 2011 Plan are approximately $40 million to $50 million and we expect the 2011 Plan to be substantially complete by the end of fiscal year 2011. In addition to the 2011 Plan, we periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

Operating Income

Segment profit in our CCT reportable segment decreased $1 million to $110 million during the quarter ended December 31, 2010 compared to the prior year. The decrease in segment profit was primarily due to offsetting impacts of higher revenues in our infusion and dispensing businesses compared to lower revenues in our respiratory businesses, as well as the impact of increases in restructuring and acquisition integration charges of $8 million.

Segment profit in our MT&S reportable segment was unchanged at $16 million for both the quarters ended December 31, 2010 and 2009. The unchanged segment profit is primarily attributable to the offsetting impacts of an increase in revenue associated with our infection prevention business and increases in restructuring and acquisition integration charges of $1 million.

Interest Expense and Other, Net

Interest expense and other, net decreased 13% to $21 million during the quarter ended December 31, 2010 compared to the prior year. This decrease was primarily related to foreign currency exchange losses in the prior year.

In general, gains and losses resulting from foreign currency exchange rates are related to the remeasurement of receivables and payables, which are denominated in currencies other than the functional currency of the subsidiary which holds the receivable or payable and are netted with any associated fair value hedging activities entered into to minimize this exposure. See note 13 to the unaudited condensed consolidated financial statements.

Provision for Income Tax

Income tax expense decreased 3% to $29 million for the quarter ended December 31, 2010 compared to the prior year. The effective tax rate for the quarter ended December 31, 2010 was 27.9% compared to 29.4% for the quarter ended December 31, 2009.

The decrease in the effective tax rate was due to a favorable impact of a year over year shift in earnings to foreign jurisdictions, which are generally taxed at rates less than our U.S. federal statutory rate, partially offset by the effect of discrete tax expense recognized in the quarter ended December 31, 2010 for uncertain tax positions.

During the quarter ended December 31, 2010, we began substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal tax years, which were previously under audit. We believe that we have provided adequate reserves for the matters under appeal with the IRS. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materiality impacted in the period of adjustment. It is reasonably possible that we will reach a settlement with the IRS in relation to the fiscal tax years 2003 through 2005 within the next twelve months.

For additional detail regarding the provision for income taxes, see note 11 to the unaudited condensed consolidated financial statements.

Income from Discontinued Operations, Net of Tax

During the quarter ended December 31, 2010 there were no discontinued operations, compared to a loss from discontinued operations of $3 million during the quarter ended December 31, 2009. Included in discontinued operations in the prior year is the company’s former Audiology business, which produced and marketed hearing diagnostic equipment and was sold on October 1, 2009.

See note 2 to the unaudited condensed consolidated financial statements for further information related to these discontinued operations.

Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

Below is a summary of comparative results of operations and a more detailed discussion of results for the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,
(in millions)	2010	2009	Change
Revenue	$1,910	$1,942	$(32)
Cost of Products Sold	995	1,013	(18)

Gross Margin	915	929	(14)

Selling, General and Administrative Expenses	590	602	(12)
Research and Development Expenses	76	73	3
Restructuring and Acquisition Integration Charges	41	10	31

Operating Income	208	244	(36)

Interest Expense and Other, Net	45	66	(21)

Income Before Income Tax	163	178	(15)
Provision for Income Tax	49	50	(1)

Income from Continuing Operations	114	128	(14)
Income from Discontinued Operations, Net of Tax	—	23	(23)

Net Income	$114	$151	$(37)

Revenue

Revenue in our CCT segment increased $2 million to $1,301 million for the six months ended December 31, 2010 compared to the prior year. Revenue was largely unchanged as a result of offsetting impacts of increased revenue for our infusion and dispensing businesses and decreased revenue for our respiratory businesses.

Infusion revenues increased as a result of core business growth in both capital and disposable products and the year over year impact of our acquisition of Medegen in May 2010. These increases were partially offset by a decrease in revenues as a result of the benefit during the six months ended December 31, 2009 from the release of the shipping hold on the Alaris System in July 2009. Also affecting the year over year revenue change was the downward adjustment to revenue for the quarter ended September 30, 2009 associated with a revised estimate of accrued rebates to distributors.

Dispensing revenues increased, specifically in the quarter ended December 31, 2010, primarily as a result of renewing existing customer capital leases and core business growth.

During the six months ended December 31, 2009, respiratory product revenues were strong due to increased demand resulting from emergency preparedness efforts, including preparations for an anticipated severe flu season. As a result of restrained customer spending, a light flu season, and lower hospital admissions, all during the six months ended December 31, 2010, we experienced lower capital product revenues and decreased utilization of our disposable respiratory products.

Revenue in our MT&S segment decreased by 5% to $609 million for the six months ended December 31, 2010 compared to the prior year. The revenue decrease is attributable to lower sales, including the impact of unfavorable changes in foreign currency exchange rates, in our international surgical products business and the impact of divesting our Research Services business in May 2010. These decreases were partially offset by growth in our infection prevention business and, to a lesser extent, growth in our medical specialties products.

Gross Margin and Cost of Products Sold

Gross margin decreased 2% to $915 million during the six months ended December 31, 2010 compared to the prior year. As a percentage of revenue, gross margin was flat at 47.9% for the six months ended December 31, 2010 compared to 47.8% in the prior year.

The decrease in gross margin was primarily the result of lower sales associated with our respiratory and international surgical products businesses. Margin as a percentage of revenue was unchanged as a result of offsetting changes in product mix toward lower margin products, primarily in the quarter ended September 30, 2010, offset by favorable manufacturing cost reductions. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative Expenses

SG&A expenses decreased 2% to $590 million during the six months ended December 31, 2010 compared to the prior year. This decrease is primarily a result of savings associated with restructuring from our 2011 Plan and reduced operating expenses associated with the divestiture of our Research Services business in May 2010. These decreases were partially offset by increased expenses associated with our acquisition of Medegen in May 2010 and increasing investment in our selling organization. Included within our SG&A expenses are certain one-time costs associated with our spinoff from Cardinal Health of $24 million and $29 million for the six months ended December 31, 2010 and 2009, respectively.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges increased $31 million to $41 million during the six months ended December 31, 2010 compared to the prior year, primarily the result of charges associated with the 2011 Plan.

Operating Income

Segment profit in our CCT reportable segment decreased 15% to $181 million during the six months ended December 31, 2010 compared to the prior year. The decrease in segment profit is attributable to the product mix shift, primarily in the quarter ended September 30, 2010 discussed above, increased investment in research and development and increases in restructuring and acquisition integration charges of $25 million.

Segment profit in our MT&S reportable segment decreased 16% to $27 million during the six months ended December 31, 2010 compared to the prior year. The decrease in segment profit is primarily attributable to the decrease in revenue associated with our international surgical products business and increases in restructuring and acquisition integration charges of $6 million, partially offset by increased revenues in our infection prevention business.

Interest Expense and Other, Net

Interest expense and other, net decreased 32% to $45 million during the six months ended December 31, 2010 compared to the prior year. The decrease is primarily attributable to a one-time write-off of debt issuance and related costs of $22 million associated with the bridge loan facility, which was terminated on August 31, 2009 and recorded during the quarter ended September 30, 2009.

Provision for Income Tax

Income tax expense decreased 2% to $49 million for the six months ended December 31, 2010 compared to the prior year. The effective tax rate for the six months ended December 31, 2010 was 30.0% compared to 28.3% in the prior year.

The increase in the effective tax rate was due primarily to the effect of discrete tax expense recognized during the six months ended December 31, 2010 for uncertain tax positions, partially offset by a favorable impact of a year over year shift in earnings to foreign jurisdictions, which are taxed at rates less than our U.S. federal statutory rate.

For additional detail regarding the provision for income taxes, see note 11 to the unaudited condensed consolidated financial statements.

Income from Discontinued Operations, Net of Tax

During the six months ended December 31, 2010 there were no discontinued operations, compared to income from discontinued operations of $23 million during the six months ended December 31, 2009. Included in discontinued operations in the prior year are (a) certain lines of business that manufactured and sold surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff and (b) the company’s former Audiology business, which produced and marketed hearing diagnostic equipment, which was sold on October 1, 2009.

See note 2 to the unaudited condensed consolidated financial statements for further information related to discontinued operations.

Recent Developments

On February 2, 2011, we entered into a definitive agreement to sell our International Surgical Products (“ISP”) distribution business, which is part of our Medical Technologies and Services segment, to Medline Industries, Inc. for approximately $130 million in cash. This transaction is subject to customary closing conditions and is expected to close in April 2011. Our decision to divest the ISP business is based on the fact that it is a distribution business that is fundamentally different than our medical devices and related disposables product lines, and is better suited for an organization with a pure distribution model. The divestiture will enable us to focus our resources on the global growth opportunities that exist in our core medical device businesses.

The assets and liabilities of the ISP business are classified as held and used in our condensed consolidated balance sheets as of December 31, 2010 and June 30, 2010. We will reflect the operations of ISP as a discontinued operation beginning in the quarter ending March 31, 2011.

At December 31, 2010, it was more likely than not that we would sell the net assets of ISP in the future. Therefore, we performed a required impairment test at that date utilizing an undiscounted cash flow model, which resulted in no impairment. As a result of being classified as a discontinued operation in the quarter ending March 31, 2011, we will be required to perform another impairment test considering the purchase price, assets to be sold, assignable goodwill, currency translation adjustments and estimated selling costs associated with ISP. We estimate this impairment test will result in a non-cash pre-tax impairment loss of between $45 million and $55 million, which we will record during the quarter ending March 31, 2011. Our estimate was based on the relevant facts and circumstances surrounding the anticipated divestiture. It is reasonably possible that this estimate could change in the future based on changing facts and circumstances which may require us to revise our estimated impairment loss.

See note 18 to the unaudited condensed consolidated financial statements for further information.

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

Our cash balance at December 31, 2010 was $1,087 million. Of this balance, $905 million is held outside of the United States and is denominated in United States dollars as well as other currencies. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

During the quarter ended December 31, 2010, we began substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal tax years, which were previously under audit. We believe that we have provided adequate reserves for the matters under appeal with the IRS. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materiality impacted in the period of adjustment. Further, even if we are adequately reserved for these matters, final settlement would require us to make a cash payment to the IRS, which could be material. If we determine to repatriate foreign cash or utilize our revolving credit facility to fund the payment to the IRS, it may result in increased costs. See note 11 to the condensed consolidated financial statements for further information.

Sources and Uses of Cash

The following table summarizes our statements of cash flows from continuing operations:

	Six Months Ended December 31,
(in millions)	2010	2009	Change
Cash Flow Provided by (Used in)
Operating Activities	$112	$351	$(239)
Investing Activities	$(66)	$(39)	$(27)
Financing Activities	$(8)	$21	$(29)

Six Months Ended December 31, 2010 and 2009

Net operating cash flow from continuing operations decreased $239 million to $112 million for the six months ended December 31, 2010 compared to the prior year. The decrease is due to lower net income, adjusted for the impact of non-cash items ($52 million), primarily impacted by changes in deferred income taxes; a decrease in cash flow associated with accounts payable ($62 million), primarily associated with the year over year timing of payments of accounts payable; and a decrease in cash flow associated with other accrued liabilities and operating items ($92 million), which primarily relates to payments for employee incentive compensation that was accrued at June 30, 2010 and paid during the six months ended December 31, 2010 and our semi-annual interest payments associated with our senior notes, which are due in August and February each year beginning in

February 2010. During the six months ended December 31, 2009, there were substantially smaller employee incentive compensation payments and we had no interest payments associated with debt allocated to us for periods prior to our August 31, 2009 spinoff date.

Net cash used in continuing operations from investing activities increased $27 million for the six months ended December 31, 2010 compared to the prior year primarily due to proceeds received from the divestiture of our former Audiology business during the six months ended December 31, 2009.

Net cash used in continuing operations from financing activities increased $29 million for the six months ended December 31, 2010 compared to the prior year. During the six months ended December 31, 2009, we received proceeds from the issuance of debt ($1,378 million) and utilized these proceeds to pay a dividend to Cardinal Health ($1,374 million) associated with our spinoff. The remaining year over year change was primarily due to the change in amounts transferred to us from Cardinal Health before our spinoff ($46 million), partially offset by our payments of debt issuance costs ($29 million) during the six months ended December 31, 2010.

Capital Resources

Revolving Credit Facility. We maintain a senior unsecured revolving credit facility with an aggregate available principal amount of $480 million, which matures on August 31, 2012. At December 31, 2010 we had no amounts outstanding under our senior unsecured revolving credit facility.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

At December 31, 2010, we did not have any off-balance sheet arrangements. We have had no material changes related to contractual obligations since June 30, 2010, other than as described below. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K, filed with the SEC on August 19, 2010.

As of December 31, 2010, we had $292 million of unrecognized tax benefits for which the timing of recognition of any benefit cannot be reasonably estimated. Included within the $292 million balance at December 31, 2010 are reserves related to certain tax positions taken in our 2003 through 2005 fiscal tax years. During the quarter ended December 31, 2010, we began substantive discussions with the IRS Appeals office related to these tax years and it is reasonably possible that we will reach a settlement with the IRS within the next twelve months, which could materially affect the timing and recognition of our uncertain tax positions. See note 11 to the condensed consolidated financial statements for further information.

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

As of December 31, 2010, the majority of our outstanding debt balances is fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At December 31, 2010 we had no amount outstanding under our $480 million revolving credit facility.

The tables below present information about our investment portfolio and debt obligations:

	December 31, 2010
	Liabilities Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$213	$—	$—	$—	$—	$—	$213	$213
Cash Equivalents	$874	$—	$—	$—	$—	$—	$874	$874
Weighted Average Interest Rate [1]	0.17%	—	—	—	—	—	0.17%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt [2]	$—	$—	$250	$—	$450	$700	$1,400	$1,541
Weighted Average Coupon Rate	—	—	4.13%	—	5.13%	6.38%	5.57%	—
Other Obligations	$3	$1	$1	$—	$—	$—	$5	$5
Weighted Average Interest Rate	2.19%	6.89%	7.07%	—	—	—	4.17%	—

	June 30, 2010
	Liabilities Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$207	$—	$—	$—	$—	$—	$207	$207
Cash Equivalents	$812	$—	$—	$—	$—	$—	$812	$812
Weighted Average Interest Rate [1]	0.10%	—	—	—	—	—	0.10%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt [2]	$—	$—	$250	$—	$450	$700	$1,400	$1,534
Weighted Average Coupon Rate	—	—	4.13%	—	5.13%	6.38%	5.57%	—
Other Obligations	$4	$1	$1	$—	$—	$—	$6	$6
Weighted Average Interest Rate	2.61%	2.80%	4.74%	—	—	—	2.82%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.

[2]	Fixed rate notes are presented gross of a $15 million and $16 million purchase discount at December 31, 2010 and June 30, 2010, respectively.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,546 million and $1,540 million at December 31, 2010 and June 30, 2010, respectively. The fair value of our senior notes at December 31, 2010 and June 30, 2010 was based on quoted market prices. The fair value of the other obligations at December 31, 2010 and June 30, 2010, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt or estimated based on discounted cash flows.

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

The following table provides information about our foreign currency derivative instruments outstanding as of December 31, 2010 and June 30, 2010:

	December 31, 2010		June 30, 2010
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$107	1.3	$13	1.2
Australian Dollar	21	0.9	20	0.9
New Zealand Dollar	8	0.7	9	0.7
South African Rand	3	7.4	2	7.7
Norwegian Krone	—	—	2	6.3
Swedish Krona	—	—	2	7.6
Mexico Peso	9	13.0	2	13.0
Canadian Dollar	4	1.0	5	1.0
Japanese Yen	3	84.3	2	89.3
Indian Rupee	—	—	1	46.5
British Pound	38	1.5	—	—

Total	$193		$58

Estimated Fair Value	$(1)		$1

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$6	13.0	$10	13.0
Swiss Franc	5	1.0	5	1.1
British Pound	—	—	20	1.5
Canadian Dollar	—	—	1	1.0
Euro	—	—	8	1.2

Total	$11		$44

Estimated Fair Value	$—		$—

Foreign Currency Forward Contracts:
(Pay foreign currency/receive euros)
British Pound	$29	1.2	$9	0.8
Swiss Franc	2	1.0	19	1.4

Total	$31		$28

Estimated Fair Value	$—		$—

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(f), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See note 12 to the unaudited condensed consolidated financial statements.

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

We have no reserve in connection with the amended consent decree to cover any future costs and expenses of compliance with the amended consent decree. As such, we may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. Moreover, the matters addressed in the amended consent decree could lead to negative publicity that could have an adverse impact on our business. The amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may also be required to pay monetary damages if we fail to comply with any provision of the amended consent decree. See note 12 to the unaudited condensed consolidated financial statements included in this Form 10-Q for more information. Any of the foregoing matters could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

The IRS currently has ongoing audits of fiscal years 2001 through 2007 for Cardinal Health. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal tax years ending June 30, 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between our foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries, which we have appealed. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. We and Cardinal Health disagree with the IRS regarding the application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. During the quarter ended December 31, 2010, we began substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal tax years, the ultimate outcome of which could be determined in the next twelve months. While we are still in the audit stage with respect to our 2006 and 2007 fiscal tax years, we have received several Notices of Proposed Adjustment to date, and during the quarter ended December 31, 2010, an IRS Revenue Agent’s Report. The IRS has not yet commenced any IRS audit for our 2008 through 2010 fiscal tax years. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that all tax matters related to our businesses, including the control of audit proceedings and payment of any additional liability, is our responsibility. Any such obligation could have an adverse effect on our results of operations and financial condition.

In addition, we regularly review our tax reserves and make adjustments to our reserves when appropriate. Accounting for tax reserves involves complex and subjective estimates by management, which can change over time based on new information or changing events or circumstances, including events or circumstances outside of our control. Although we believe that we have provided appropriate tax reserves for any potential tax exposures, we may not be fully reserved and it is possible that we may be obligated to pay amounts in excess of our reserves, including the full amount that the IRS is seeking in the appeals matter for our 2003 through 2005 fiscal tax years. Any future change in estimate could adversely affect our results of operations and financial condition. See note 12 to the audited consolidated financial statements included in our Form 10-K filed with the SEC on August 19, 2010 for a discussion of the Notices of Proposed Adjustment and the change to our tax reserves, as well as note 11 to the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Our success depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. In addition, the transition of key personnel exposes us to additional risks. Effective as of December 1, 2010, we announced James Hinrichs as our Chief Financial Officer, and effective as of January 29, 2011, we announced Kieran Gallahue as our new Chairman and Chief Executive Officer. While we will strive to make the transition related to our Chief Executive Officer and Chief Financial Officer as smooth as possible, the transition process may result in disruptions to our operations, which could have an adverse effect on our results of operations and financial condition.

Furthermore, our success depends on our ability to continue to attract, retain and motivate our senior management and other key personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel, fluctuations in global economic and industry conditions, changes in our senior management, competitors’ hiring practices, and the effectiveness of our compensation programs. If we are unable to attract, retain and motivate such personnel in sufficient numbers and on a timely basis, we may experience difficulty in implementing our business strategy, which could have an adverse effect on our results of operations and financial condition.

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

In connection with the separation, Cardinal Health received a private letter ruling from the IRS substantially to the effect that, among other things, the contribution and the distribution qualified as a transaction that is tax-free for United States federal income tax purposes under Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, (“the Code”). In addition, Cardinal Health received opinions of Weil, Gotshal & Manges LLP and Wachtell, Lipton, Rosen & Katz, co-counsel to Cardinal Health, to the effect that the contribution and the distribution qualified as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code. The ruling and opinions relied on certain facts, assumptions, representations and undertakings from Cardinal Health and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not otherwise satisfied, Cardinal Health and its shareholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct, have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Cardinal Health or us after the separation. If the separation is determined to be taxable for United States federal income tax purposes, Cardinal Health and its shareholders that are subject to United States federal income tax could incur significant United States federal income tax liabilities and we could incur significant liabilities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our company’s purchases of equity securities during the quarter ended December 31, 2010:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publically Announced Program
October 1 – 31, 2010	364	$24.75	—	$—
November 1 – 30, 2010	404	24.37	—	—
December 1 – 31, 2010	631	24.53	—	—

Total	1,399	$24.54	—	$—

[1]	Represents restricted stock awards surrendered by employees upon vesting to meet tax withholding obligations.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Retirement Agreement, dated November 1, 2010, between CareFusion Corporation and David L. Schlotterbeck (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed November 2, 2010, File No. 1-34273).#

10.2	Offer Letter, dated November 29, 2010, between CareFusion Corporation and James Hinrichs (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 2, 2010, File No. 1-34273).#

10.3	Severance Agreement, dated December 1, 2010, between CareFusion Corporation and Edward Borkowski (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed December 2, 2010, File No. 1-34273).#

10.4	Employment Agreement dated as of January 29, 2011 with Kieran T. Gallahue (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011, File No. 1-34273).#

10.5	CareFusion Corporation Executive Change in Control Severance Plan, as amended and restated effective January 29, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 1, 2011, File No. 1-34273).#

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREFUSION CORPORATION

Date: February 4, 2011	By:	/s/ James F. Hinrichs
James F. Hinrichs, Chief Financial Officer (principal financial officer and duly authorized signatory)