Form 10-Q
period 2011-03-31
CareFusion Corp
filed 2011-05-09
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of outstanding shares as of the registrant’s common stock, as of April 26, 2011 was 223,437,364.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2011	2010	2011	2010
Revenue	$867	$837	$2,564	$2,542
Cost of Products Sold	420	423	1,259	1,263

Gross Margin	447	414	1,305	1,279
Selling, General and Administrative Expenses	263	285	805	834
Research and Development Expenses	39	42	115	115
Restructuring and Acquisition Integration Charges	14	1	53	7
Gain on the Sale of Assets	(15)	—	(15)	—

Operating Income	146	86	347	323
Interest Expense and Other, Net	19	27	62	89

Income Before Income Tax	127	59	285	234
Provision for Income Tax	41	72	90	123

Income (Loss) from Continuing Operations	86	(13)	195	111
Discontinued Operations
Impairment/Loss from the Disposal of Discontinued Businesses, Net of Tax	(40)	—	(40)	(8)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	(1)	4	4	39

Income (Loss) from Discontinued Operations, Net of Tax	(41)	4	(36)	31

Net Income (Loss)	$45	$(9)	$159	$142

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.39	$(0.06)	$0.88	$0.50
Discontinued Operations	$(0.18)	$0.02	$(0.16)	$0.14
Basic Earnings (Loss) per Common Share	$0.20	$(0.04)	$0.71	$0.64

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.38	$(0.06)	$0.87	$0.50
Discontinued Operations	$(0.18)	$0.02	$(0.16)	$0.14
Diluted Earnings (Loss) per Common Share	$0.20	$(0.04)	$0.71	$0.64

Weighted-Average Number of Common Shares Outstanding:
Basic	223.0	221.6	222.6	221.4
Diluted	225.6	221.6	224.6	222.7

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)	March 31, 2011	June 30, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,180	$985
Trade Receivables, Net	435	393
Current Portion of Net Investment in Sales-Type Leases	403	389
Inventories, Net	369	343
Prepaid Expenses	14	17
Other Current Assets	223	183
Current Assets of Discontinued Operations	226	198

Total Current Assets	2,850	2,508

Property and Equipment, Net	461	441
Net Investment in Sales-Type Leases, Less Current Portion	940	946
Goodwill	2,944	2,954
Intangible Assets, Net	897	945
Other Assets	102	87
Non-Current Assets of Discontinued Operations	—	62

Total Assets	$8,194	$7,943

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$1	$4
Accounts Payable	164	163
Deferred Revenue	82	82
Accrued Compensation and Benefits	119	182
Other Accrued Liabilities	245	254
Current Liabilities of Discontinued Operations	74	68

Total Current Liabilities	685	753

Long-Term Obligations, Less Current Portion	1,387	1,386
Deferred Income Taxes	670	671
Other Liabilities	476	427
Non-Current Liabilities of Discontinued Operations	—	2

Total Liabilities	3,218	3,239

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding—None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding—223.3 at March 31, 2011	2	2
Treasury Stock, at cost, 0.1 common shares at March 31, 2011	(3)	—
Additional Paid-in Capital	4,715	4,666
Retained Earnings	280	121
Accumulated Other Comprehensive Loss	(18)	(85)

Total Stockholders’ Equity	4,976	4,704

Total Liabilities and Stockholders’ Equity	$8,194	$7,943

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
(in millions)	2011	2010
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$985	$609

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$34	$174

Cash Flows from Operating Activities:
Net Income	159	142
Income (Loss) from Discontinued Operations	(36)	31

Income from Continuing Operations	195	111

Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	141	128
Gain on Sale of Assets	(15)	—
Other Non-Cash Items	46	156
Change in Operating Assets and Liabilities:
Trade Receivables	(47)	(20)
Inventories	(33)	19
Net Investment in Sales-Type Leases	(8)	(5)
Accounts Payable	2	35
Other Accrued Liabilities and Operating Items, Net	(60)	111

Net Cash Provided by Operating Activities—Continuing Operations	221	535
Net Cash Used in Operating Activities—Discontinued Operations	(9)	(13)

Net Cash Provided by Operating Activities	212	522

Cash Flows from Investing Activities:
Proceeds from Divestitures	32	27
Other Investing Activities	(110)	(92)

Net Cash Used in Investing Activities—Continuing Operations	(78)	(65)
Net Cash Used in Investing Activities—Discontinued Operations	(1)	(3)

Net Cash Used in Investing Activities	(79)	(68)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	—	1,378
Reduction of Long Term Obligations	—	(6)
Bridge Facility Fees and Debt Issuance Costs	—	(29)
Dividend Payment to Cardinal Health	—	(1,374)
Net Cash Transfer from Cardinal Health	—	46
Net Cash Transfer (to)/from subsidiaries	23	(36)
Other Financing Activities	(7)	5

Net Cash (Used in) Provided by Financing Activities—Continuing Operations	16	(16)
Net Cash Used in Financing Activities—Discontinued Operations	(23)	(118)

Net Cash Used in Financing Activities	(7)	(134)

Effect of Exchange Rate Changes on Cash—Continuing Operations	36	(6)
Effect of Exchange Rate Changes on Cash—Discontinued Operations	11	(3)

Net Effect of Exchange Rate Changes on Cash	47	(9)

Net Increase in Cash and Cash Equivalents—Continuing Operations	195	448
Net Decrease in Cash and Cash Equivalents—Discontinued Operations	(22)	(137)

Net Increase in Cash and Cash Equivalents	173	311

Cash and Cash Equivalents at March 31, Attributable to Continuing Operations	$1,180	$1,057

Cash and Cash Equivalents at March 31, Attributable to Discontinued Operations	$12	$37

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

The condensed consolidated financial statements reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. market that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff, and are presented in these financial statements as discontinued operations. Our condensed consolidated financial statements do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods prior to the spinoff from Cardinal Health. See Note 2 for further information regarding discontinued operations.

Reclassification. We have reclassified certain prior-period amounts to conform to the current-period presentation. Beginning in the quarter ended March 31, 2011, we have reclassified certain amounts in our

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unaudited condensed consolidated statements of cash flows for the effect of exchange rate changes on cash to conform to a refinement in our estimation for determining the impact of fluctuations in foreign currency exchange rates on cash. For the nine months ended March 31, 2010, we have reclassified $12 million from other accrued liabilities and operating items, net included in net cash provided by operating activities to the effect of exchange rate changes on cash.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

International Surgical Products Business

During the quarter ended March 31, 2011, we entered into a definitive agreement to sell our International Surgical Products (“ISP”) distribution business, which was part of our Medical Technologies and Services segment, resulting in held for sale classification of the underlying assets. Accordingly, the assets of the ISP business were written down to fair value less costs to sell, resulting in a pre-tax impairment charge of $40 million recorded in the quarter ended March 31, 2011. See note 14. On April 1, 2011, we completed the sale of the ISP business, at which time we received approximately $124 million in cash and an additional $26 million in receivables, for total consideration of approximately $150 million, which is net of purchase price adjustments. Under the terms of the agreement, certain post-closing adjustments to the purchase price may occur in future periods.

Summarized selected financial information for the businesses retained by Cardinal Health, the Audiology business and the ISP business for the quarters and nine months ended March 31, 2011 and 2010, is as follows:

(in millions)	Quarters Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue	$112	$115	$325	$517
Operating Income (Loss)	$(35)	$7	$(28)	$51
Income (Loss) Before Income Tax	$(37)	$5	$(32)	$67
Provision for Income Tax	$4	$1	$4	$36
Income (Loss) from Discontinued Operations, Net of Tax	$(41)	$4	$(36)	$31

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The assets and liabilities of discontinued operations are stated separately as of March 31, 2011 and June 30, 2010, in the condensed consolidated balance sheets and are comprised of the following items:

(in millions)	March 31, 2011	June 30, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$12	$34
Trade Receivables, Net	85	79
Inventories, Net	85	79
Prepaid Expenses and Other	19	6
Other Current Assets	25	—

Current Assets of Discontinued Operations	226	198

Property and Equipment, Net	—	8
Goodwill	—	41
Intangible Assets	—	1
Other Assets	—	12

Total Assets of Discontinued Operations	$226	$260

LIABILITIES
Current Liabilities:
Accounts Payable	$36	$36
Other Accrued Liabilities	35	32
Other Current Liabilities	3	—

Current Liabilities of Discontinued Operations	74	68

Other Liabilities	—	2

Total Liabilities of Discontinued Operations	$74	$70

All discontinued operations businesses presented were previously included in the Medical Technologies and Services segment.

OnSite Services Business

During the quarter ended March 31, 2011, we entered into a definitive agreement to sell our OnSite Services instrument management and repair business, which was historically part of our Medical Technologies and Services segment, and met the criteria for classification as assets held for sale. The transaction closed on March 28, 2011, and a pre-tax gain related to the disposition of approximately $15 million was recorded in the quarter ended March 31, 2011. The terms of the agreement may result in certain post-closing adjustments to the purchase price in future periods. The results of this business are reported within earnings from continuing operations in the condensed consolidated statements of operations for periods up to the closing date.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters and nine months ended March 31, 2011 and 2010:

(shares in millions)	Quarters Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Denominator for Basic Earnings per Share	223.0	221.6	222.6	221.4
Effect of Dilutive Securities:
Stock Options	1.1	—	0.7	0.5
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.5	—	1.3	0.8

Denominator for Diluted Earnings per Share	225.6	221.6	224.6	222.7

As there was a net loss for the three-month period ended March 31, 2010, the “Effect of Dilutive Securities” caption in the previous table does not include 0.7 million employee stock options or 1.3 million restricted stock awards, restricted stock units and performance share units because to do so would have been antidilutive.

The table below provides a summary of the securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the quarters and nine months ended March 31, 2011 and 2010:

(securities in millions)	Quarters Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Number of Securities	7.2	6.6	9.7	9.7
Weighted Average Exercise Price	$32.69	$34.98	$30.79	$30.95

Basic and diluted earnings per share amounts are computed independently in the condensed consolidated statements of operations, therefore, the sum of per share components may not equal the per share amounts presented.

NOTE 4. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities and associated charges are measured at fair value as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters and nine months ended March 31, 2011 and 2010:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Restructuring Charges	$13	$—	$50	$5
Acquisition Integration Charges	1	1	3	2

Total Restructuring and Acquisition Integration Charges	$14	$1	$53	$7

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restructuring Charges

In August 2010, we initiated a global restructuring program (the “2011 Plan”) which was initially expected to result in a reduction of approximately 700 positions. We now expect the 2011 Plan will result in a reduction of approximately 800 positions in fiscal 2011. The total estimated restructuring costs associated with the 2011 Plan are approximately $50 million and will be recorded to the “Restructuring and Acquisition Integration Charges” line within our condensed consolidated statements of operations as they are recognized. We expect the 2011 Plan to be substantially complete by the end of fiscal year 2011.

In addition to the restructuring program discussed above, we periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

The following table includes information regarding our current restructuring programs:

		Nine Months Ended March 31, 2011
(in millions)	Accrued June 30, 2010[1]	Accrued Costs	Cash Payments	Accrued Mar. 31, 2011[1]	Total Costs Expensed to Date	Total Expected Program Costs
2011 Plan[2]	$—	$39	$(30)	$9	$39	$50

Total Other Restructuring Plans[3]	8	11	(16)	3

Total Restructuring Plans	$8	$50	$(46)	$12

[1]	Included within “Other Accrued Liabilities” in the condensed consolidated balance sheets.
[2]

The costs associated with the 2011 Plan primarily consist of severance and outplacement services and associated payroll costs accrued upon either communication of terms to employees or over the required service period.

[3]	Total costs expensed to date and total program costs are not provided separately for other restructuring programs based on the short duration and smaller size of these programs.

The following table segregates our restructuring charges into our reportable segments for the quarters and nine months ended March 31, 2011 and 2010:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Medical Technologies and Services	$7	$—	$16	$(1)
Critical Care Technologies	6	—	34	6

Total Restructuring Charges	$13	$—	$50	$5

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the quarter and nine months ended March 31, 2011 were primarily a result of the acquisition of Medegen, LLC in May 2010.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

NOTE 5. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	March 31, 2011	June 30, 2010
Finished Goods	$247	$241
Work-in-Process	32	32
Raw Materials	139	121

	418	394
Reserve for Excess and Obsolete Inventories	(49)	(51)

Inventories, Net	$369	$343

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

The change in the allowance for credit losses on financing receivables for the three months ended March 31, 2011, consisted of the following:

(in millions)
Beginning balance of allowance for credit losses—December 31, 2010	$8
Charge-offs	—
Recoveries	—
Provisions	—

Ending balance of allowance for credit losses—March 31, 2011	$8

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the credit losses and recorded investment in sales-type leases as of March 31, 2011:

(in millions)
Allowance for credit losses:
Ending Balance at March 31, 2011	$8

Ending Balance: individually evaluated for impairment	$1

Ending Balance: collectively evaluated for impairment	$7

Sales-Type Leases:
Ending Balance at March 31, 2011	$1,343

Ending Balance: individually evaluated for impairment	$25

Ending Balance: collectively evaluated for impairment	$1,318

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in millions)	March 31, 2011	June 30, 2010
Land, Buildings and Improvements	$182	$178
Machinery and Equipment	784	729
Furniture and Fixtures	24	23

	990	930
Accumulated Depreciation	(529)	(489)

Property and Equipment, Net	$461	$441

Depreciation expense was $27 million and $25 million for the quarters ended March 31, 2011 and 2010, respectively, and $78 million and $71 million for the nine months ended March 31, 2011 and 2010, respectively. We expense repairs and maintenance expenditures as incurred.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2010	$2,954
Goodwill Related to the Divestiture of Businesses and Other Adjustments	(10)

Balance at March 31, 2011	$2,944

As of March 31, 2011, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,254 million and $690 million, respectively. As of June 30, 2010, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,254 million and

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$700 million, respectively. The goodwill related to the divestiture of businesses and other adjustments is primarily a result of the allocation of goodwill associated with the divesture of the OnSite Services business.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to 20 years. The detail of other intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
March 31, 2011
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	336	—	336

Total Unamortized Intangibles		381	—	381
Amortized Intangibles:
Trademarks and Patents	12	87	40	47
Developed Technology	9	287	117	170
Customer Relationships	14	502	212	290
Other	8	38	29	9

Total Amortized Intangibles	12	914	398	516

Total Intangibles		$1,295	$398	$897

June 30, 2010
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	336	—	336

Total Unamortized Intangibles		381	—	381
Amortized Intangibles:
Trademarks and Patents	12	83	35	48
Developed Technology	9	275	91	184
Customer Relationships	14	502	180	322
Other	8	37	27	10

Total Amortized Intangibles	12	897	333	564

Total Intangibles		$1,278	$333	$945

Amortization expense is as follows:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Amortization Expense	$21	$20	$63	$57

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2011	2012	2013	2014	2015
Amortization Expense	$83	$80	$58	$55	$43

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The computation of comprehensive income (loss) for the quarters and nine months ended March 31, 2011 and 2010 is as follows:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Net Income (Loss)	$45	$(9)	$159	$142
Foreign Currency Translation Adjustments	25	(31)	71	(29)
Net Unrealized Gain (Loss) on Derivatives	—	2	(1)	5
Net Change in Minimum Pension Liability	—	—	1	—
Other	(2)	1	(4)	1

Comprehensive Income (Loss), Net of Tax	$68	$(37)	$226	$119

The components of accumulated other comprehensive loss, net of tax, consisted of the following:

(in millions)	March 31, 2011	June 30, 2010
Foreign Currency Translation Adjustments[1]	$(12)	$(83)
Net Unrealized Gain on Derivative Instruments	—	1
Minimum Pension Liability	(4)	(5)
Other	(2)	2

Accumulated Other Comprehensive Loss	$(18)	$(85)

[1]

Included within the $(12) million and $(83) million of foreign currency translation adjustments as of March 31, 2011 and June 30, 2010 is $2 million and $(21) million associated with discontinued operations, respectively.

NOTE 10. BORROWINGS

Borrowings consisted of the following:

(in millions)	March 31, 2011	June 30, 2010
Senior Notes due 2012, 4.125% Less Unamortized Discount of $0.8 million at March 31, 2011, Effective Rate 4.37%	$249	$249
Senior Notes due 2014, 5.125% Less Unamortized Discount of $3.2 million at March 31, 2011, Effective Rate 5.36%	447	446
Senior Notes due 2019, 6.375% Less Unamortized Discount of $10.1 million at March 31, 2011, Effective Rate 6.60%	690	689
Other Obligations; Interest Averaging 7.37% at March 31, 2011 and 2.82% at June 30, 2010, due in varying installments through 2014	2	6

Total Borrowings	1,388	1,390
Less: Current Portion	1	4

Long-Term Portion	$1,387	$1,386

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Unsecured Notes. On July 14, 2009, we offered and sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion. As part of the spinoff, the net proceeds were subsequently distributed as a dividend payment to Cardinal Health.

Revolving Credit Facility. We maintain a senior unsecured revolving credit facility with an aggregate available principal amount of $480 million, which matures on August 31, 2012. At March 31, 2011 and June 30, 2010, we had no amount outstanding under our senior unsecured revolving credit facility. Our $240 million senior unsecured revolving credit facility expired on August 30, 2010.

Other Borrowings. We also maintain other uncommitted short-term credit facilities and letter of credit facilities. At March 31, 2011, we had no borrowings drawn and $26 million of standby letters of credit ($7 million attributed to discontinued operations) outstanding on these facilities. At June 30, 2010, we had $2 million of borrowings drawn (entirely attributed to discontinued operations) and $18 million of standby letters of credit ($5 million attributed to discontinued operations) outstanding on these facilities. The remaining $2 million and $4 million balance of other obligations at March 31, 2011 and June 30, 2010, respectively, consisted primarily of additional notes, loans and capital leases (none attributed to discontinued operations). Obligations related to capital leases are secured by the underlying assets.

NOTE 11. INCOME TAX

For the period July 1, 2009 through the spinoff date from Cardinal Health on August 31, 2009, our operations were included in the consolidated income tax returns of Cardinal Health. However, income taxes were calculated and provided for CareFusion on a separate return basis subsequent to the spinoff on August 31, 2009.

The effective tax rate was 32.7% and 31.7%, respectively, for the quarter and nine months ended March 31, 2011, as compared to 122.8% and 52.8%, respectively, for the quarter and nine months ended March 31, 2010.

The difference in the effective rate for the quarter and nine months ended March 31, 2011 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, partially offset by unfavorable discrete adjustments for uncertain tax positions.

The difference in the effective tax rate for the quarter and nine months ended March 31, 2010 and the U.S. federal statutory rate of 35% is primarily attributable to the $58 million change in tax estimate in the quarter ended March 31, 2010.

During the quarter ended March 31, 2010, we completed a detailed analysis of our tax reserves prompted by new information related to our potential tax positions, tax liabilities, and tax planning strategies. Upon completion of this analysis, we determined it was appropriate to increase our existing tax reserves by approximately $58 million, which was treated as a change in estimate and recorded as a charge to net income for the quarter ended March 31, 2010.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Administrative Subpoena. In April 2011, we received a federal administrative subpoena from the U.S. Department of Justice (“Department of Justice”) through the U.S. Attorney for the District of Kansas. Based on the request, we believe the Department of Justice is investigating various aspects of our sales and marketing practices related to our ChloraPrep skin preparation product. We are cooperating with the request, which seeks documents and other materials for the period July 2000 through the present. We are unable to determine when this matter will be resolved, whether any additional areas of inquiry will be opened, or any outcome of this matter. We cannot estimate what, if any, impact this matter and any results from this matter could have on our business, financial position, operating results or cash flows.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of March 31, 2011, we had no reserves in connection with the amended consent decree to cover any future costs and expenses of compliance with the amended consent decree.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of March 31, 2011 and June 30, 2010:

(in millions)	March 31, 2011	June 30, 2010
Assets[1]:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$1	$2

Liabilities[2]:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$2	$1

[1]	All derivative assets are recorded as “Other Current Assets” in the condensed consolidated balance sheets.
[2]	All derivative liabilities are recorded as “Other Accrued Liabilities” in the condensed consolidated balance sheets.

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

At March 31, 2011 and June 30, 2010, we held forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses.

The following table shows the notional amount of the outstanding cash flow hedges as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$60	$35

As of March 31, 2011, the foreign currency forward contracts are expected to mature through November 2011.

Credit risk of these contracts was not material as of March 31, 2011 and June 30, 2010. The unrealized gain (loss) included in OCI in the condensed consolidated balance sheets at March 31, 2011 and June 30, 2010, as well as the amounts reclassified from OCI to the condensed consolidated statements of operations for the quarters and nine months ended March 31, 2011 and 2010 was not material.

The amount of ineffectiveness associated with these derivative instruments was not material.

Fair Value (Non-Designated) Hedges. We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain or loss recorded on these

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the condensed consolidated statements of operations in “Interest Expense and Other, Net”. The cash flow impact of fair value hedges is included in the condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”. The maximum period of time that we hedge exposure for foreign currency fair value hedges is 31 days.

The following table summarizes the notional amount of the fair value hedges outstanding as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$219	$82

We recognized $9 million of losses and $1 million of gain within “Interest Expense and Other, Net” for foreign currency forward contracts for the quarters ended March 31, 2011 and 2010, respectively. We recognized $7 million and $4 million of losses within “Interest Expense and Other, Net”, for foreign currency forward contracts for the nine months ended March 31, 2011 and 2010, respectively.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid/ received to terminate these contracts based on quoted market prices for the same or similar instruments as of March 31, 2011 and June 30, 2010:

	March 31, 2011		June 30, 2010
(in millions)	Notional Amount	Fair Value Loss	Notional Amount	Fair Value Gain
Foreign Currency Forward Contracts	$279	$1	$117	$2

NOTE 14. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2011:

(in millions)	Level 1
Financial Assets:
Cash Equivalents	$1,016
Other Investments	14

Total	$1,030

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as other long-term assets, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. We had no level 2 or level 3 assets or liabilities measured on a recurring basis at March 31, 2011.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis. The following table presents our assets measured at fair value on a nonrecurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

(in millions)	Balance at March 31, 2011	Level 1	Level 2	Level 3	Total Losses Recognized
Assets held for sale	$226	$—	$—	$226	$36

During the quarter ended March 31, 2011, assets held for sale from our discontinued ISP business with a carrying amount of $262 million were written-down to their fair value of $226 million with an additional $4 million of associated costs to sell. The resulting total impairment charge of $40 million is included in results of discontinued operations. See note 2. The fair value measurement used to determine this impairment was based on the market approach and reflected anticipated sales proceeds for these assets.

Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,532 million and $1,540 million as of March 31, 2011 and June 30, 2010, respectively, as compared to the carrying amounts of $1,388 million and $1,390 million at March 31, 2011 and June 30, 2010, respectively. The fair value of our senior notes at March 31, 2011 and June 30, 2010 was based on quoted market prices. The fair value of the other obligations at March 31, 2011 and June 30, 2010, was based on either the quoted market prices for the same or similar debt or estimated based on discounted cash flows.

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

In connection with the spinoff, on August 31, 2009, we entered into several agreements with Cardinal Health. Pursuant to our Transition Services Agreement (“TSA”), we incurred charges of $16 million for the period July 1, 2010 to September 15, 2010 and $22 million and $78 million for the quarter and nine months ended March 31, 2010, respectively. Prior to August 31, 2009, we were allocated general corporate expenses from Cardinal Health, of which $19 million were allocated for the two months ended August 31, 2009.

We also entered into a distribution agreement with Cardinal Health which states that Cardinal Health will continue to distribute certain of our products and supplies through its medical distribution business. In addition, we entered into an accounts receivable factoring agreement for which we sell certain of our accounts receivable associated with this distribution agreement to Cardinal Health. Title to these products and supplies no longer

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

transfers to Cardinal Health and inventory related to these products is maintained by CareFusion. Service fees related to this agreement were $8 million for the period July 1, 2010 to September 15, 2010 and $11 million and $25 million for the quarter and nine months ended March 31, 2010, respectively.

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

Total product revenue related to these agreements was $61 million for the period July 1, 2010 to September 15, 2010 and $84 million and $174 million for the quarter and nine months ended March 31, 2010, respectively. Total product purchases from Cardinal Health were $21 million for the period July 1, 2010 to September 15, 2010 and $24 million and $58 million for the quarter and nine months ended March 31, 2010, respectively. Service fees paid to Cardinal Health were $5 million for the period July 1, 2010 to September 15, 2010 and $9 million and $18 million for the quarter and nine months ended March 31, 2010, respectively. Service fee revenue from Cardinal Health was immaterial for the period July 1, 2010 to September 15, 2010, immaterial for the quarter ended March 31, 2010 and $1 million for the nine months ended March 31, 2010.

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

The table below summarizes the changes in the carrying amount of the liability for product warranties for the nine months ended March 31, 2011:

(in millions)
Balance at June 30, 2010	$24
Warranty Accrual	9
Warranty Claims Paid	(9)
Adjustments to Preexisting Accruals	(3)

Balance at March 31, 2011	$21

As of March 31, 2011 and June 30, 2010, approximately $8 million and $10 million, respectively, of the ending liability balances related to accruals for product recalls.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17. SEGMENT INFORMATION

The following table presents information about our reporting segments for the quarters ended March 31, 2011 and 2010:

(in millions)	Critical Care Technologies	Medical Technologies and Services[1]	Total
March 31, 2011:
External Revenues	$661	$206	$867
Depreciation and Amortization	37	11	48
Operating Income[2]	115	16	131
Capital Expenditures	35	6	41

March 31, 2010:
External Revenues	$629	$208	$837
Depreciation and Amortization	31	14	45
Operating Income	77	9	86
Capital Expenditures	22	6	28

The following table presents information about our reporting segments for the nine months ended March 31, 2011 and 2010:

(in millions)	Critical Care Technologies	Medical Technologies and Services[1]	Total
March 31, 2011:
External Revenues	$1,962	$602	$2,564
Depreciation and Amortization	108	33	141
Operating Income[2]	298	34	332
Capital Expenditures	91	19	110

March 31, 2010:
External Revenues	$1,928	$614	$2,542
Depreciation and Amortization	91	37	128
Operating Income	289	34	323
Capital Expenditures	72	22	94

[1]	Segment results for the Medical Technologies and Services segment have been adjusted for discontinued operations. See note 2.
[2]

The $15 million gain on the sale of assets associated with the March 31, 2011 divestiture of our OnSite Services business has not been allocated to segment results for the quarter and nine months ended March 31, 2011. See note 2.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of total segment operating income to consolidated income before income tax is presented below for the quarters and nine months ended March 31, 2011 and 2010:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Total Segment Operating Income	$131	$86	$332	$323
Gain on the Sale of Assets	15	—	15	—

Operating Income	146	86	347	323
Interest Expense and Other, Net	19	27	62	89

Income Before Income Tax	$127	$59	$285	$234

The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarters Ended March 31,		Nine Months Ended March 31,		March 31, 2011	June 30, 2010
(in millions)	2011	2010	2011	2010
United States	$688	$640	$2,065	$1,968	$351	$338
International	179	197	499	574	110	103

Total	$867	$837	$2,564	$2,542	$461	$441

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

For the quarter ended March 31, 2011, we generated revenues and income from continuing operations of $867 million and $86 million, respectively, compared to revenues and loss from continuing operations of $837 million and $13 million, respectively, for the quarter ended March 31, 2010. For the nine months ended March 31, 2011, we generated revenues and income from continuing operations of $2,564 million and $195 million, respectively, compared to revenues and income from continuing operations of $2,542 million and $111 million, respectively, for the nine months ended March 31, 2010.

Our year over year results of operations were largely impacted by two significant events that occurred during the fiscal year ended June 30, 2010. These events were the release of the shipping hold for the Alaris System in July 2009, which resulted in higher demand for our infusion products during the nine months ended March 31, 2010, and emergency preparedness efforts, including preparations for an anticipated severe flu season, which drove higher demand for our respiratory products during the quarter and nine months ended March 31, 2010. While strong performance of our infusion business during the quarter and nine months ended March 31, 2011 drove year over year growth, our respiratory business results decreased year over year. Our respiratory business continues to face a challenging capital spending market, and a lighter than expected flu season and lower hospital admissions in the quarter and nine months ended March 31, 2011, has had a negative impact on demand for our respiratory products. We continue to see growth in other areas of our business, including our infection prevention and medical specialties businesses.

During the quarter and nine months ended March 31, 2011, our operations were also impacted by our global restructuring program. This program, announced in August 2010 (“the 2011 Plan”) was designed to reduce our cost structure and streamline operations, and was initially expected to result in a reduction of approximately 700 positions. We now expect the 2011 Plan will result in a reduction of approximately 800 positions in fiscal 2011. This program is expected to provide operating expense savings of approximately $95 million in fiscal year 2011, primarily as a result of reducing headcount and eliminating unfilled positions, increasing to annualized savings of $120 million in fiscal year 2012 and beyond. As a result of this program, during the quarter ended March 31, 2011, we experienced savings of approximately $31 million, of which approximately $19 million was a result of year over year savings in selling, general and administrative expense (“SG&A”) and lower cost of sales expense, and $12 million was a result of not filling open positions. For the nine months ended March 31, 2011, total savings was $76 million, of which $48 million related to year over year savings in SG&A and cost of sales and $28 million was from not filling open positions. Initiation of this program resulted in approximately $9 million and $39 million in restructuring charges during the quarter and nine months ended March 31, 2011, respectively. In total, we expect to incur restructuring charges associated with this program of approximately $50 million during fiscal year 2011.

In fiscal year 2011, we have incurred and expect to continue to incur additional one-time expenditures associated with the separation from Cardinal Health (capital and expense), the total of which is expected to be approximately $80 million, after which all substantive expenditures associated with standing up operations from the spinoff are expected to be complete. We have funded, and expect to continue funding these costs through cash from operations and cash on hand. The capital portion of these expenditures will be amortized over their useful lives and the other expenditures will be expensed as incurred, depending on their nature. During the quarter and nine months ended March 31, 2011, we incurred approximately $22 million and $59 million, respectively, of these one-time expenditures.

Our capital equipment revenues are subject to a certain degree of seasonality that aligns to our customer capital equipment purchasing cycles. As a normal course of business, this seasonality would manifest itself with higher sales in our second and fourth quarters and lower sales in our first and third quarters of our fiscal year.

Consolidated Results of Operations

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended March 31, 2011 and 2010:

	Quarters Ended March 31,
(in millions)	2011	2010	Change
Revenue	$867	$837	$30
Cost of Products Sold	420	423	(3)

Gross Margin	447	414	33
Selling, General and Administrative Expenses	263	285	(22)
Research and Development Expenses	39	42	(3)
Restructuring and Acquisition Integration Charges	14	1	13
Gain on the Sale of Assets	(15)	—	(15)

Operating Income	146	86	60

Interest Expense and Other, Net	19	27	(8)

Income Before Income Tax	127	59	68
Provision for Income Tax	41	72	(31)

Income (Loss) from Continuing Operations	86	(13)	99
Loss from the Disposal of Discontinued Businesses, Net of Tax	(40)	—	(40)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	(1)	4	(5)

Income (Loss) from Discontinued Operations, Net of Tax	(41)	4	(45)

Net Income (Loss)	$45	$(9)	$54

Revenue

Revenue in our Critical Care Technologies segment (“CCT”) increased 5% to $661 million for the quarter ended March 31, 2011 compared to the prior year. Revenue increased largely as a result of increased sales for our infusion and dispensing businesses, which was partially offset by decreased revenue for our respiratory business.

Infusion revenues increased as a result of core business growth in both capital and disposable products and the year over year impact of our acquisition of Medegen in May 2010. Dispensing revenues increased primarily as a result of new business and competitive displacements.

During the quarter ended March 31, 2010, respiratory product revenues were strong due to increased demand resulting from emergency preparedness efforts, including preparations for an anticipated severe flu season. As a result of restrained customer spending, a light flu season, and lower hospital admissions, we experienced lower capital product revenues and decreased utilization of our disposable respiratory products.

Revenue in our Medical Technologies and Services segment (“MT&S”) decreased by 1% to $206 million for the quarter ended March 31, 2011 compared to the prior year. The revenue decrease is primarily attributable to the impact of divesting our Research Services business in May 2010. These decreases were partially offset by growth in our infection prevention and medical specialties businesses.

Gross Margin and Cost of Products Sold

Gross margin increased 8% to $447 million during the quarter ended March 31, 2011 compared to the prior year. As a percentage of revenue, gross margin was 51.6% for the quarter ended March 31, 2011 compared to 49.5% in the prior year.

The overall increase in gross margin was primarily the result of higher sales associated with our infusion and dispensing businesses. Margin as a percentage of revenue increased as a result of favorable changes in product sales mix, with higher sales in our infusion and dispensing businesses, which generally have higher margins; and lower sales in our respiratory products business, which generally has lower margins. Also improving our gross margin percentage were the impacts of our 2011 Plan and favorable manufacturing cost reductions. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative Expenses and Research and Development

SG&A and Research and Development expenses decreased 8% to $302 million during the quarter ended March 31, 2011 compared to the prior year. This decrease is primarily a result of savings associated with our 2011 Plan and reduced operating expenses associated with the divestiture of our Research Services business in May 2010. These decreases were partially offset by increased expenses associated with our acquisition of Medegen in May 2010 and increasing investment in our selling organization. Included within our SG&A expenses are certain one-time costs associated with our spinoff from Cardinal Health of $10 million and $17 million for the quarters ended March 31, 2011 and 2010, respectively. We expect all substantive expenditures associated with standing up operations from the spinoff to be complete by the end of fiscal year 2011.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges increased $13 million to $14 million during the quarter ended March 31, 2011 compared to the prior year. We incurred charges of approximately $9 million during the quarter ended March 31, 2011 associated with the 2011 Plan. The total estimated restructuring costs associated with the 2011 Plan are approximately $50 million and we expect the 2011 Plan to be substantially complete by the end of fiscal year 2011. In addition to the 2011 Plan, we periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

Gain on the Sale of Assets

During the quarter ended March 31, 2011, we completed the sale of our Onsite Services business, which was historically part of our MT&S segment. Including estimated working capital adjustments as part of the definitive agreement, the pre-tax gain related to the disposition was approximately $15 million. This transaction is subject to post-closing adjustments, including amounts for the final working capital. See note 2 to the unaudited condensed consolidated financial statements.

Operating Income

Segment profit in our CCT reportable segment increased 49% to $115 million during the quarter ended March 31, 2011 compared to the prior year. The increase in segment profit was primarily driven by higher revenue and gross margins in our infusion and dispensing businesses, the acquisition of Medegen, and reductions in overhead spending. Partially offsetting this increase were lower revenues from our respiratory businesses and the impact of increases in restructuring charges of $6 million.

Segment profit in our MT&S reportable segment increased $7 million to $16 million during the quarter ended March 31, 2011. The increase in segment profit is primarily attributable to the impact of an increase in revenue associated with our infection prevention and medical specialties businesses. Partially offsetting this increase was the impact of increases in restructuring charges of $7 million.

Interest Expense and Other, Net

Interest expense and other, net decreased 30% to $19 million during the quarter ended March 31, 2011 compared to the prior year. This decrease was primarily related to foreign currency gains and lower net interest expense in the quarter ended March 31, 2011.

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

Provision for Income Tax

Income tax expense decreased 43% to $41 million for the quarter ended March 31, 2011 compared to the prior year. The effective tax rate for the quarter ended March 31, 2011 was 32.7% compared to 122.8% for the quarter ended March 31, 2010.

The decrease in the effective tax rate was primarily due to a decrease in discrete tax expense recognized in the quarter ended March 31, 2011, partially offset by the favorable impact of a year over year shift in earnings to foreign jurisdictions, which are generally taxed at rates less than our federal statutory rate. This decrease in discrete tax expense was due to the change of tax estimate of $58 million in the quarter ended March 31, 2010. As a result of this change, we increased our existing tax reserves by approximately $58 million, which was treated as a change in estimate and recorded as a charge to net income for the quarter ended March 31, 2010.

We are in substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal tax years, which were previously under audit. We believe that we have provided adequate reserves for the matters under appeal with the IRS. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment. It is reasonably possible that we will reach a settlement with the IRS in relation to the fiscal tax years 2003 through 2005 within the next twelve months.

For additional detail regarding the provision for income taxes, see note 11 to the unaudited condensed consolidated financial statements.

Income (Loss) from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, for the quarter ended March 31, 2011 totaled $41 million compared to income from discontinued operations of $4 million for the quarter ended March 31, 2010. The decrease is a result of the impairment charge recorded in the quarter ended March 31, 2011 as a result of writing down the assets of the ISP business to fair value less costs to sell.

See note 2 to the unaudited condensed consolidated financial statements for further information related to these discontinued operations.

Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

Below is a summary of comparative results of operations and a more detailed discussion of results for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
(in millions)	2011	2010	Change
Revenue	$2,564	$2,542	$22
Cost of Products Sold	1,259	1,263	(4)

Gross Margin	1,305	1,279	26
Selling, General and Administrative Expenses	805	834	(29)
Research and Development Expenses	115	115	—
Restructuring and Acquisition Integration Charges	53	7	46
Gain on the Sale of Assets	(15)	—	(15)

Operating Income	347	323	24

Interest Expense and Other, Net	62	89	(27)

Income Before Income Tax	285	234	51
Provision for Income Tax	90	123	(33)

Income from Continuing Operations	195	111	84
Impairment/Loss from the Disposal of Discontinued Businesses, Net of Tax	(40)	(8)	(32)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	4	39	(35)

Income (Loss) from Discontinued Operations, Net of Tax	(36)	31	(67)

Net Income	$159	$142	$17

Revenue

Revenue in our CCT segment increased $2% to $1,962 million for the nine months ended March 31, 2011 compared to the prior year. Revenue increased largely as a result of increased sales for our infusion and dispensing businesses, which was partially offset by decreased revenue for our respiratory business.

Infusion revenues increased as a result of core business growth in both capital and disposable products and the year over year impact of our acquisition of Medegen in May 2010. These increases were partially offset by a decrease in revenues as a result of the benefit during the nine months ended March 31, 2010 from the release of the shipping hold on the Alaris System in July 2009. Also affecting the year over year revenue change was the downward adjustment to revenue for the quarter ended September 30, 2009 associated with a revised estimate of accrued rebates to distributors.

Dispensing revenues increased primarily as a result of new business and competitive displacements.

During the nine months ended March 31, 2010, respiratory product revenues were strong due to increased demand resulting from emergency preparedness efforts, including preparations for an anticipated severe flu season. As a result of restrained customer spending, a light flu season, and lower hospital admissions, all during the nine months ended March 31, 2011 we experienced lower capital product revenues and decreased utilization of our disposable respiratory products.

Revenue in our MT&S segment decreased by 2% to $602 million for the nine months ended March 31, 2011 compared to the prior year. The revenue decrease is primarily attributable to the impact of divesting our Research Services business in May 2010. These decreases were partially offset by growth in our infection prevention business and, to a lesser extent, growth in our medical specialties business.

Gross Margin and Cost of Products Sold

Gross margin increased 2% to $1,305 million during the nine months ended March 31, 2011 compared to the prior year. As a percentage of revenue, gross margin was 50.9% for the nine months ended March 31, 2011 compared to 50.3% in the prior year.

The increase in gross margin was primarily the result of higher sales associated with our infusion and dispensing businesses. Margin as a percentage of revenue increased as a result of favorable changes in product sales mix, with higher sales in our infusion and dispensing businesses, which generally have higher margins, and lower sales in our respiratory products business, which generally has lower margins. Also improving our gross margin percentage were the impacts of our 2011 Plan and favorable manufacturing cost reductions. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative Expenses and Research and Development

SG&A and Research and Development expenses decreased 3% to $920 million during the nine months ended March 31, 2011 compared to the prior year. This decrease is primarily a result of savings associated with our 2011 Plan and reduced operating expenses associated with the divestiture of our Research Services business in May 2010. These decreases were partially offset by increased expenses associated with our acquisition of Medegen in May 2010 and increasing investment in our selling organization. Included within our SG&A expenses are certain one-time costs associated with our spinoff from Cardinal Health of $34 million and $45 million for the nine months ended March 31, 2011 and 2010, respectively.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges increased $46 million to $53 million during the nine months ended March 31, 2011 compared to the prior year, primarily as a result of charges associated with the 2011 Plan.

Gain on the Sale of Assets

During the quarter ended March 31, 2011, we completed the sale of our Onsite Services business, which was historically part of our MT&S segment. Including estimated working capital adjustments as part of the definitive agreement, the pre-tax gain related to the disposition was approximately $15 million. This transaction is subject to post-closing adjustments, including amounts for the final working capital. See note 2 to the unaudited condensed consolidated financial statements.

Operating Income

Segment profit in our CCT reportable segment increased 3% to $298 million during the nine months ended March 31, 2011 compared to the prior year. The increase in segment profit is attributable to higher revenue in our infusion and dispensing businesses and manufacturing and overhead cost savings. Partially offsetting this increase were lower revenues from our respiratory business and the impact of increases in restructuring charges of $28 million.

Segment profit in our MT&S reportable segment was $34 million during the nine months ended March 31, 2011 and 2010. This is primarily attributable to the increase in revenue associated with our infection prevention business offset by increases in restructuring charges of $17 million.

Interest Expense and Other, Net

Interest expense and other, net decreased 30% to $62 million during the nine months ended March 31, 2011 compared to the prior year. The decrease is primarily attributable to a one-time write-off of debt issuance and related costs of $22 million associated with the bridge loan facility, which was terminated on August 31, 2009 and recorded during the quarter ended September 30, 2009 and foreign currency gains and lower net interest expense compared to the prior year.

Provision for Income Tax

Income tax expense decreased 27% to $90 million for the nine months ended March 31, 2011 compared to the prior year. The effective tax rate for the nine months ended March 31, 2011 was 31.7% compared to 52.8 % in the prior year.

The decrease in the effective tax rate was primarily due to a decrease in discrete tax expense recognized for the nine months ended March 31, 2011, partially offset by the favorable impact of a year over year shift in earnings to foreign jurisdictions, which are generally taxed at rates less than our U. S. federal statutory rate. This decrease in discrete tax expense was due to the aforementioned tax change of tax estimate of $58 million in the quarter ended March 31, 2010. As a result of this change, we increased our existing tax reserves by approximately $58 million, which was treated as a change in estimate and recorded as a charge to net income for the quarter ended March 31, 2010.

For additional detail regarding the provision for income taxes, see note 11 to the unaudited condensed consolidated financial statements.

Income (Loss) from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, for the nine months ended March 31, 2011 totaled $36 million compared to income from discontinued operations of $31 million during the nine months ended March 31, 2010.

The decrease is a result of the impairment charge recorded in the quarter ended March 31, 2011 as a result of writing down the assets of the ISP business to fair value less costs to sell. Additionally, included in discontinued operations in the prior year are (a) certain lines of business that manufactured and sold surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff and (b) the company’s former Audiology business, which produced and marketed hearing diagnostic equipment, which was sold on October 1, 2009.

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

Our cash balance at March 31, 2011 was $1,180 million. Of this balance, $1,014 million is held outside of the United States and is denominated in United States dollars as well as other currencies. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

During the quarter ended December 31, 2010, we began substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal tax years, which were previously under audit. We believe that we have provided adequate reserves for the matters under appeal with the IRS. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materiality impacted in the period of adjustment. Further, even if we are adequately reserved for these matters, final settlement would require us to make a cash payment to the IRS, which could be material. If we determine to repatriate foreign cash or utilize our revolving credit facility to fund the payment to the IRS, it may result in increased costs. See note 11 to the unaudited condensed consolidated financial statements for further information.

Sources and Uses of Cash

The following table summarizes our statements of cash flows from continuing operations:

	Nine Months Ended March 31,
(in millions)	2011	2010	Change
Cash Flow Provided by (Used in)
Operating Activities	$221	$535	$(314)
Investing Activities	$(78)	$(65)	$(13)
Financing Activities	$16	$(16)	$32

Nine Months Ended March 31, 2011 and 2010

Net operating cash flow from continuing operations decreased $314 million to $221 million for the nine months ended March 31, 2011 compared to the prior year. The decrease is due to the impact of non-cash items ($112 million) as a result of deferred income taxes and debt issuance costs incurred in fiscal 2010; a decrease in cash flow associated with accounts receivable as a result of temporary decreased collections as a result of a new system implementation ($27 million); a decrease in cash flow associated with inventories as a result of increased build ($52 million); a decrease in cash flow associated with accounts payable ($33 million), primarily associated with the year over year timing of payments of accounts payable; and a decrease in cash flow associated with other accrued liabilities and operating items ($171 million), which primarily relates to payments for employee incentive compensation that was accrued at June 30, 2010 and paid during the nine months ended March 31, 2011 and our semi-annual interest payments associated with our senior notes, which are due in August and February each year beginning in February 2010. During the nine months ended March 31, 2010, there were substantially smaller employee incentive compensation payments and we had no interest payments associated with debt allocated to us for periods prior to our August 31, 2009 spinoff date.

Net cash used in continuing operations from investing activities increased $13 million for the nine months ended March 31, 2011 compared to the prior year primarily due to increases in capital spending.

Net cash provided by continuing operations from financing activities increased $32 million for the nine months ended March 31, 2011 compared to the prior year. During the nine months ended March 31, 2010, we received proceeds from the issuance of debt ($1,378 million) and utilized these proceeds to pay a dividend to Cardinal Health ($1,374 million) associated with our spinoff. The remaining year over year change was primarily due to the change in amounts transferred to us from Cardinal Health before our spinoff ($46 million), partially offset by transfers with our ISP business ($59 million), and our payments of debt issuance costs ($29 million) during the nine months ended March 31, 2010.

Capital Resources

Revolving Credit Facility. We maintain a senior unsecured revolving credit facility with an aggregate available principal amount of $480 million, which matures on August 31, 2012. At March 31, 2011 we had no amounts outstanding under our senior unsecured revolving credit facility.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

At March 31, 2011, we did not have any off-balance sheet arrangements. We have had no material changes related to contractual obligations since June 30, 2010. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K, filed with the SEC on August 19, 2010.

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

As of March 31, 2011, the majority of our outstanding debt balances is fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At March 31, 2011 we had no amount outstanding under our $480 million revolving credit facility.

The tables below present information about our investment portfolio and debt obligations:

	March 31, 2011
	Liabilities Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$164	$—	$—	$—	$—	$—	$164	$164
Cash Equivalents	$1,016	$—	$—	$—	$—	$—	$1,016	$1,016
Weighted Average Interest Rate[1]	0.18%	—	—	—	—	—	0.18%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$—	$—	$250	$—	$450	$700	$1,400	$1,530
Weighted Average Coupon Rate	—	—	4.13%	—	5.13%	6.38%	5.57%	—
Other Obligations	$—	$1	$1	$—	$—	$—	$2	$2
Weighted Average Interest Rate	—	7.02%	6.76%	—	—	—	7.37%	—

	June 30, 2010
	Liabilities Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$173	$—	$—	$—	$—	$—	$173	$173
Cash Equivalents	$812	$—	$—	$—	$—	$—	$812	$812
Weighted Average Interest Rate[1]	0.10%	—	—	—	—	—	0.10%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$—	$—	$250	$—	$450	$700	$1,400	$1,534
Weighted Average Coupon Rate	—	—	4.13%	—	5.13%	6.38%	5.57%	—
Other Obligations	$4	$1	$1	$—	$—	$—	$6	$6
Weighted Average Interest Rate	2.61%	2.80%	4.74%	—	—	—	2.82%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of a $14 million and $16 million purchase discount at March 31, 2011 and June 30, 2010, respectively.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,532 million and $1,540 million at March 31, 2011 and June 30, 2010, respectively. The fair value of our senior notes at March 31, 2011 and June 30, 2010 was based on quoted market prices. The fair value of the other obligations at March 31, 2011 and June 30, 2010, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt or estimated based on discounted cash flows.

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

The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign denominated receivables, payables and loans are recorded in the consolidated statement of income. To the extent that cash flow hedges qualify for hedge accounting, the unrealized gain or loss on the forward will be recorded to OCI. As the forecasted exposures affect earnings, the realized gain or loss on the forward contract will be moved from OCI to the condensed consolidated statements of operations.

The following table provides information about our foreign currency derivative instruments outstanding as of March 31, 2011 and June 30, 2010:

	March 31, 2011		June 30, 2010
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$141	1.4	$12	1.4
Australian Dollar	25	1.0	19	0.9
New Zealand Dollar	9	0.8	9	0.7
South African Rand	4	7.2	2	7.7
Norwegian Krone	—	—	2	5.9
Swedish Krona	—	—	2	7.1
Mexico Peso	10	12.1	2	13.0
Canadian Dollar	—	—	5	1.0
Japanese Yen	—	—	1	89.3
Swiss Franc	1	1.0	—	—
British Pound	52	1.6	—	—

Total	$242		$54

Estimated Fair Value	$(1)		$1

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$17	12.1	$10	13.0
Swiss Franc	7	1.0	5	1.1
British Pound	2	—	19	1.5
Canadian Dollar	—	—	1	1.0
Euro	—	—	8	1.4

Total	$26		$43

Estimated Fair Value	$—		$—

Foreign Currency Forward Contracts:
(Pay foreign currency/receive euros)
British Pound	$11	0.9	$2	0.8
Swiss Franc	—	—	18	1.4

Total	$11		$20

Estimated Fair Value	$—		$—

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

In March 2011, the company began processing selected financial transactions on a newly implemented accounting software system. This change of systems is designed to streamline and integrate the Company’s financial close and reporting processes by reducing the number of platforms used to record and report financial information, improving efficiency by reducing the amount of manual activity, and improving the control environment by reducing variability in the financial policies, processes and systems.

In connection with the evaluation required by Exchange Act Rule 13a-15(f), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that no other changes in our internal control over financial reporting occurred during the period covered by this report beyond those that are described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, if our sales and marketing activities fail to comply with FDA regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies. A number of companies in the healthcare industry have been the subject of enforcement actions related to their sales and marketing practices, including their relationships with doctors and off-label promotion of products. In April 2011, we received a federal administrative subpoena from the Department of Justice. Based on the request, we believe the Department of Justice is investigating various aspects of our sales and marketing practices related to our ChloraPrep skin preparation product. See note 12 to the unaudited condensed consolidated financial statements included in this Form 10-Q for more information. We cannot control the pace or scope of any investigation, and responding to the subpoena request and any investigation will require the allocation of resources, including management time and attention. If we were to become the subject of an enforcement action, including any action resulting from the Department of Justice investigation, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have an adverse effect on our results of operations and financial condition.

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

We also extend credit through an equipment leasing program for a substantial portion of sales to our dispensing product customers. This program and any similar programs that we may establish for sales of our other capital equipment, exposes us to certain risks. We are subject to the risk that if these customers fail to pay or delay payment for the products they purchase from us, it could result in longer payment cycles, increased collection costs, defaults exceeding our expectations and an adverse impact on the cost or availability of financing. These risks related to our equipment leasing program may be exacerbated by a variety of factors, including adverse economic conditions, decreases in demand for our capital equipment products and negative trends in the businesses of our leasing customers.

Any inability of current and/or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

We may be unable to realize any benefit from our cost reduction and restructuring efforts and our profitability may be hurt or our business otherwise might be adversely affected.

In August 2010, we announced plans for various cost reduction and restructuring activities. These plans are expected to generate operating expense savings of approximately $95 million in fiscal year 2011, increasing to annualized savings of $120 million in fiscal year 2012 and beyond, through direct and indirect overhead expense reductions and other savings. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, the costs associated with implementing our restructuring plan might exceed expectations, which could result in additional future charges.

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

In addition, we are pursuing initiatives to transform our information technology systems and processes. Many of our business units use disparate systems and processes, including those required to support critical functions related to our operations, sales, and financial close and reporting. We are implementing new systems to better streamline and integrate critical functions, which we expect to result in improved efficiency and, over time, reduced costs. While we believe these initiatives provide significant opportunity for us, they do expose us to inherent risks. We may suffer data loss or delays or other disruptions to our business, which could have an adverse effect on our results of operations and financial condition. If we fail to successfully implement new information technology systems and processes, we may fail to realize cost savings anticipated to be derived from these initiatives.

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

Our business strategy involves assessing our portfolio of businesses with a view of divesting non-core businesses and product lines that do not align with our objectives. Any divestitures may result in a dilutive impact to our future earnings, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line. See note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of our divestitures.

We may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. Among other initiatives, the legislation provides for a 2.3% annual excise tax on the sales of certain medical devices in the United States, commencing in January 2013. This enacted excise tax may adversely affect our operating expenses and results of operations. In addition, we anticipate that the current presidential administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. Public debate of these issues will likely continue in the future. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect federal healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. Sales to customers outside of the United States made up approximately 22% of our revenue in fiscal year 2010, and we expect that non-United States sales will contribute to future growth. The risks associated with our operations outside the United States include:

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

The IRS currently has ongoing audits of fiscal years 2001 through 2007 for Cardinal Health. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal tax years ending June 30, 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between our foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries, which we have appealed. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. In addition, during the quarter ended December 31, 2010 we received an IRS Revenue Agent’s Report for fiscal tax years 2006 and 2007 that included Notices of Proposed Adjustments related to transfer pricing arrangements between foreign and domestic subsidiaries. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. During the quarter ended December 31, 2010, we began substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal tax years. The IRS has not yet commenced any IRS audit for our 2008 through 2010 fiscal tax years. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. Any such obligation could have an adverse effect on our results of operations and financial condition.

In addition, we regularly review our tax reserves and make adjustments to our reserves when appropriate. Accounting for tax reserves involves complex and subjective estimates by management, which can change over time based on new information or changing events or circumstances, including events or circumstances outside of our control. Although we believe that we have provided appropriate tax reserves for any potential tax exposures, we may not be fully reserved and it is possible that we may be obligated to pay amounts in excess of our reserves, including the full amount that the IRS is seeking in the appeals matters for our 2003 through 2007 fiscal tax years. Any future change in estimate could adversely affect our results of operations and financial condition. See note 12 to the audited consolidated financial statements included in our Form 10-K filed with the SEC on August 19, 2010 for a discussion of the Notices of Proposed Adjustment for our fiscal years ended 2003 through 2005 and the change to our tax reserves, as well as note 11 to the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Our success depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. In addition, the transition of key personnel exposes us to additional risks. Effective as of December 1, 2010, we announced James Hinrichs as our Chief Financial Officer, and effective as of January 29, 2011, we announced Kieran Gallahue as our new Chairman and Chief

Executive Officer. In addition, on April 5, 2011, we announced that Dwight Winstead, our Chief Operating Officer, would be leaving the company on June 30, 2011. While we will strive to make these transitions as smooth as possible, the transition process related to these individuals, as well as for any other key personnel, may result in disruptions to our operations, which could have an adverse effect on our results of operations and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our company’s purchases of equity securities during the quarter ended March 31, 2011:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publically Announced Program
January 1 – 31, 2011	—	$—	—	$—
February 1 – 28, 2011	—	—	—	—
March 1 – 31, 2011	736	26.81	—	—

Total	736		—	$—

[1]	Represents restricted stock awards surrendered by employees upon vesting to meet tax withholding obligations.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREFUSION CORPORATION

Date: May 6, 2011	By:	/s/ James F. Hinrichs
James F. Hinrichs, Chief Financial Officer (Principal financial officer and duly authorized signatory)