Form 10-K
period 2011-06-30
CAREFUSION Corp
filed 2011-08-09
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on December 31, 2010, was $5,720,780,345. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares as of the registrant’s common stock, as of August 1, 2011 was 223,610,302.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement to be filed for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We are a global medical technology company with clinically proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. Our offerings include established brands used in hospitals throughout the United States and more than 130 countries worldwide.

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

•	Pyxis automated medication dispensing systems that provide comprehensive medication management and Pyxis automated medical supply dispensing systems;
•	AVEA and Pulmonetic Systems ventilation and respiratory products, and Jaeger and SensorMedics pulmonary products;
•	ChloraPrep skin antiseptic products and MedMined software and surveillance services that help target healthcare-associated infections (“HAIs”); and
•	V. Mueller surgical instruments and related products and services.

For each of the fiscal years ended June 30, 2011 and 2010, we generated revenue of $3.5 billion. We generated income from continuing operations of $291 million in fiscal year 2011 and $158 million in fiscal year 2010. Approximately 20% of our fiscal year 2011 revenue was from customers outside of the United States.

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

Until our separation from Cardinal Health on August 31, 2009, CareFusion Corporation was a wholly owned subsidiary of Cardinal Health. Accordingly, our historical financial information for the fiscal year ended June 30, 2009 and prior years does not reflect our results as a separate, stand-alone company. In this Annual Report on Form 10-K, we describe the businesses contributed to us by Cardinal Health in the spinoff as if they were our businesses for all historical periods described. References in this Annual Report on Form 10-K to our historical assets, liabilities, products, businesses or activities of our business are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the contributed businesses, as conducted as part of Cardinal Health and its subsidiaries prior to the spinoff. In connection with the spinoff, Cardinal Health retained certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the United States markets that were historically managed by us prior to the spinoff, which were part of the clinical and medical products businesses of Cardinal Health. These lines of businesses are reflected in the financial information included throughout this Annual Report on Form 10-K as discontinued operations.

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

Focus on customer service.    As of June 30, 2011, we employed more than 800 sales people in the United States and over 1,300 field, clinical and technical service personnel. We work with our customers to optimize their workflow as we meet their equipment needs, allowing them to deliver the highest level of patient care and reduce operating costs. We provide on-site clinical and technical support, product effectiveness tracking and customer training to provide the support necessary to maximize medication safety.

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

Focusing on innovative and proven products.    With hospitals and other healthcare providers increasingly adopting outcome-based standards as a key part of their decision-making processes, we will offer additional and enhanced products and services that demonstrate clinical differentiation by providing solutions with simple and compelling economic benefits. We intend to increase our investment in research and development to bring to market products that make it easy for providers to follow evidence-based protocols in patient care. In fiscal year 2011, we introduced 19 new or enhanced products, and our innovation pipeline includes numerous additional new or enhanced products that are expected to be launched in the next few years.

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

Acquisitions and Dispositions

Our business was formed principally through a series of acquisitions by Cardinal Health of established healthcare companies. Since our separation from Cardinal Health, we have taken steps to expand our product offerings through acquisitions and to divest non-core businesses. During fiscal year 2010, we acquired Medegen, a manufacturer of clinically differentiated IV needleless access valves and administration sets, and during fiscal year 2011, we acquired Vestara, a developer of technology solutions that enable the safe, efficient disposal and tracking of environmentally sensitive pharmaceutical waste. In August 2011, we completed our acquisition of Rowa, a Germany-based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies. In addition, during fiscal year 2010, we divested our Audiology business and our Research Services business, and during fiscal year 2011, we divested our International Surgical Products business and our Onsite Services business. The results of our Audiology business and our International Surgical Products business are reflected in discontinued operations in the financial information included throughout this Annual Report on Form 10-K.

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

See note 18 to the audited consolidated and combined financial statements for certain segment financial data relating to our business.

In July 2011, we made a decision to realign our businesses to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Our businesses will be organized into two new global operating segments aligned around our capital equipment businesses, which will be called our Medical Systems segment, and our disposable products businesses, which will be called our Procedural Solutions segment.

There were no changes to our reportable segments for our fiscal year ended June 30, 2011 as a result of these changes. Our periodic filings beginning with our Form 10-Q for the quarter ended September 30, 2011, will reflect the effect of this realignment.

Critical Care Technologies Segment

In our Critical Care Technologies (“CCT”) segment, we develop, manufacture and market equipment and related supplies for infusion, medication and supply dispensing and respiratory care. We believe our products enable healthcare professionals to improve patient safety by reducing medication errors and improving administrative controls, while simultaneously improving workflow and increasing operational efficiency. This segment primarily sells capital equipment and related dedicated and non-dedicated disposable products. We sell these products primarily through our direct sales force, but use third-party distributors as well, particularly outside the United States.

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

The following chart presents the CCT segment’s key business units and product lines:

Business Unit	Product Lines
Infusion	IV medication safety and infusion therapy delivery systems, including dedicated and non-dedicated disposables, software applications and related patient monitoring equipment (sold under the Alaris, SmartSite, MaxPlus and MaxGuard brands)

Dispensing	Automated dispensing machines and related applications for distributing and managing medication and medical supplies (sold under the Pyxis brand)

Respiratory Care	Equipment and supplies for ventilation and respiratory and sleep diagnostics (sold under the AVEA, Pulmonetic Systems, Jaeger and SensorMedics brands)

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

Our Alaris System enables healthcare professionals to administer IV fluids while at the same time monitoring vital signs such as respiratory activity and blood oxygen levels. The Alaris System utilizes our proprietary Guardrails software application that alerts a clinician when a parameter is outside the institution’s pre-established limitations (known as a “data set”) for that medication, thereby helping to reduce IV medication errors. Using a centralized server, data sets can be uploaded wirelessly to the individual Alaris System units and continuous quality improvement (“CQI”) data can be downloaded from the Alaris System. The CQI data is then used to refine the data sets. In addition, the centralized server makes it possible to send infusion system data to other hospital information systems, including electronic medication administration records, pharmacy information systems, alarms, management applications and documentation systems.

We offer a full range of disposable IV administration sets and accessories, many of which feature our proprietary SmartSite needle-free valves. In addition, our acquisition of Medegen in May 2010 expanded our product offerings to include clinically differentiated IV needleless access valves and administration sets, which we expect to drive continued market penetration and innovation. In North America, each of our current large volume infusion pumps uses only dedicated disposable administration sets designed and manufactured by or for us for that particular pump.

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

Internationally, the standards for clinical and pharmacy practice, the prevalence of clinical information systems and the regulatory and reimbursement policies tend to vary by country and region. As such, the current market for our medication and supply dispensing products is in an early stage of development. We consider the international market for these products to be a long-term growth opportunity. In August 2011, we took steps to accelerate our international growth by acquiring Rowa, whose robotic medication storage and retrieval systems are designed to address the unique pharmacy operations requirements outside of the United States.

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

In addition to medication dispensing, we also offer a comprehensive portfolio of medical supply management systems at the point of use, including the Pyxis SupplyStation system and the Pyxis ProcedureStation system, which are supply dispensing systems with controlled access and radio-frequency features that deliver custom solutions tailored to meet the needs of each customer. Following our acquisition of Vestara in April 2011, we also introduced the Pyxis Ecostation system, a hardware and software system that can help hospitals identify, classify and segregate pharmaceutical waste, while providing records to facilitate tracking and regulatory controls.

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

Respiratory Care

We develop, manufacture, market and service products for diagnosis and treatment of pulmonary and sleep-related disorders. Patients with respiratory conditions are among the highest cost, highest risk, largest and fastest-growing hospital populations. We offer an extensive line of industry-leading mechanical ventilators marketed globally that treat respiratory insufficiency caused by illness, injury or premature birth. These products are used in a variety of settings, from intensive care units to homecare. We sell our respiratory care products worldwide to a variety of customers including hospitals, clinics, private physicians and research centers.

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

We also have an established presence in the sleep diagnostics market and sell products ranging from basic sleep diagnostic systems that monitor a single patient to networked, modular, expandable sleep labs that can monitor multiple patients simultaneously. Our range of products used to treat obstructive sleep apnea includes face masks, headgear, replacement filters and tubing, and a continuous positive airway pressure (“CPAP”) device for providing the therapy.

Medical Technologies and Services Segment

In our Medical Technologies and Services (“MT&S”) segment, we develop, manufacture and market single-use skin antiseptic and other patient-preparation products, software-based infection detection services, reusable surgical instruments and neurological monitoring and diagnostic equipment. The majority of products in this segment are used in the operating room and interventional suites, and to a lesser degree in the critical care departments of hospitals. We sell these products and services through a combination of direct sales representatives and third-party distributors.

The following chart presents the MT&S segment’s key business units and product lines:

Business Unit	Product Lines
Infection Prevention	Single-use skin antiseptic (sold under the ChloraPrep brand) and other patient-preparation, hair-removal and skin-care products

Medical Specialties	Surgical instruments (sold under the V. Mueller brand), interventional specialty products, such as diagnostic trays and biopsy needles, drainage catheters and vertebral augmentation products

In addition, our MT&S segment includes our MedMined business, which develops infection detection software, and our Neurological Care business, which provides neurodiagnostic and monitoring solutions. In furtherance of our business strategy to divest non-core businesses and product lines that do not align with our objectives, we sold several businesses that were historically part of the MT&S segment. During fiscal year 2010, we sold our Audiology business and our Research Services business. During fiscal year 2011, we also divested our OnSite Services instrument management and repair business and our International Surgical Products business, which sold third-party sourced surgical and exam gloves, drapes and apparel and fluid management products and custom surgical procedure kits outside of the United States.

Infection Prevention

Our infection prevention business consists mainly of single-use medical products used in surgical and vascular access procedures. Many of these products enhance patient outcomes by helping reduce HAIs. HAIs are a significant issue for hospitals around the world, and a recent cost estimate by the Centers for Disease Control and Prevention (the “CDC”) puts the economic impact of HAIs between $35 billion and $45 billion per year in the United States alone. As of October 1, 2008, the Centers for Medicare and Medicaid Services no longer reimburse hospitals for the added cost of treating certain HAIs, placing an increased economic burden on hospitals. Most HAI’s are related to routine procedures and occurrences in hospitals; in fact, the CDC estimates that 32% of all HAI’s are urinary tract infections, 22% are surgical site infections, and 14% are bloodstream infections.

Our key product offering is our line of proprietary ChloraPrep sterile single-use applicators, which are used by hospitals and surgery centers as a skin antiseptic before surgical procedures or before injections. We began to market the ChloraPrep products in the United States upon our acquisition of the assets of Enturia in fiscal year 2008, and have since expanded into international markets.

ChloraPrep products use a 2.0% concentration of the skin antiseptic chlorhexidine gluconate (“CHG”) with 70% isopropyl alcohol. Numerous clinical studies have demonstrated the superiority of CHG to traditional iodine-based products. As a result, more than a dozen internationally recognized agencies and organizations, including the CDC, the Institute for Healthcare Improvement, the National Institutes of Health, the American Association of Critical Care Nurses and the American Academy of Pediatrics support the use of CHG-based formulations for patient skin preparation.

In addition to ChloraPrep products, we also manufacture and market a broad line of patient-preparation, hair-removal and skin-care products, including clippers and razors, special soaps, sponges and scrub brushes for surgeons and other operating room personnel. While our direct selling organization primarily promotes our infection prevention products to acute care hospitals, our products are also used in ambulatory surgical centers and other healthcare settings such as home health and reference labs.

We have sales representatives or commissioned agents outside the United States. We currently have regulatory approval to sell ChloraPrep products in the United Kingdom, and over a dozen countries in Europe, and over time our intention is to use our sales organization outside the United States to bring ChloraPrep products to additional international markets.

We also offer MedMined services that feature infection detection software for hospitals, alerting clinicians to early signs of an emerging infection issue and allowing the hospital to target improvement efforts at the right place and time. This patented program automatically identifies patterns indicative of specific and correctable quality breakdowns to prevent and treat HAIs. More than 300 hospitals in the United States use MedMined services to help them detect, monitor, prevent and measure outcomes related to HAIs.

Medical Specialties

Our V. Mueller brand is the largest United States supplier of reusable stainless-steel surgical instruments primarily focused on the operating room. V. Mueller is an established brand that has been in business for over 100 years and today enables hospitals and surgeons to manage their surgical instruments to ensure the highest level of safety, productivity, quality and performance. We offer over 25,000 unique surgical instruments, as well as surgical instrument information tracking systems and surgical instrument sterilization container systems. Key products include clamps, needle holders, retractors, specialty scissors and forceps. Our V. Mueller products are sold predominantly in the United States directly to hospitals through a direct selling organization.

Additionally, we develop and manufacture a variety of medical devices used primarily by interventional radiologists and surgeons in combination with certain image guidance technologies (for example, x-ray, computed tomography and ultrasound). We offer an extensive line of products that support interventional medicine for a variety of clinical disciplines in body and spine pain interventions. Our products include diagnostic trays, bone marrow and soft tissue biopsy needles, drainage catheters and vertebral augmentation products to treat painful fractures of the spine. These products are sold predominantly in the United States directly to hospitals.

In addition to the products and services described above, we also develop, manufacture, market and service a comprehensive line of neurological and vascular diagnostic and monitoring products, as well as provide a complete line of accessories for these devices. We sell these products globally to a variety of customers, including hospitals and other healthcare facilities such as private practice and outpatient clinics, ambulatory surgery centers and physician offices.

Competition

The markets for our products are highly competitive. No one company competes with us across the breadth of our offerings, but individual product lines face significant competition in both our domestic and international markets. We compete based upon quality and reliability, technological innovation, price, customer service and support capabilities, brand recognition, patents and other intellectual property and the value proposition of helping improve patient outcomes, while reducing overall costs associated with patient safety. We believe our superior product quality and brand strength give us a competitive advantage. We expect to continue to use our clinical expertise to offer innovative, industry-leading products for our customers.

Customers, Sales and Distribution

Sales to customers in the United States accounted for approximately 80% of our fiscal year 2011 revenue. Our primary end customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. A substantial portion of our products in the United States are sold to hospitals that are members of a group purchasing organization (“GPO”), integrated delivery networks (“IDNs”), and through wholesalers and distributors. Included within our product sales to wholesalers and distributors are product sales to Cardinal Health, with whom we have a non-exclusive distribution relationship following the spinoff. We have purchasing agreements for specified products with a wide range of GPOs in the United States.

The scope of products included in these agreements varies by GPO. Sales to customers outside the United States comprised approximately 20% of our fiscal year 2011 revenue, including sales to customers in over 130 countries worldwide. Our primary customers in markets outside the United States are hospitals and wholesalers, which are served through a direct sales force with a presence in more than 15 countries and a network of distributors.

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

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report on Form 10-K include: CareFusionTM, Alaris®, Guardrails®, Pyxis®, AVEA®, Pulmonetic SystemsTM, Jaeger®, SensorMedics®, ChloraPrep®, V. Mueller®, SmartSite®, PyxisConnect®, Pyxis MedStationTM, Pyxis SupplyStationTM, Pyxis ProcedureStationTM, Pyxis EcoStationTM, MedMinedTM, CardinalASSISTTM, EnVeTM, Valuelink®, MaxPlusTM and MaxGuardTM which may be registered or trademarked in the United States and other jurisdictions.

Research and Development

We continuously engage in research and development to introduce new products and enhance the effectiveness, ease of use, safety and reliability of our existing products. Our research and development efforts include internal initiatives as well as collaborative development opportunities with third parties and licensing or acquiring technology from third parties. We employ engineers, software developers, clinicians and scientists in research and development worldwide. These experts enable us to create innovative, industry-leading products and services because of their in-depth understanding of the medical and clinical protocols for our product lines. Our research and development expenses were $155 million, $159 million and $160 million in fiscal years 2011, 2010 and 2009, respectively. We evaluate developing technologies in areas where we have technological or marketing expertise for possible investment or acquisition.

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

Employees

At June 30, 2011, we employed over 14,000 people across our global operations, with approximately 6,500 employed in the United States. In Europe, some of our employees are represented by unions or works councils. Overall, we consider our employee relations to be good.

Available Information

We post on our public website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These materials can be found in the “Investors” section of our website by clicking the “Financial Information” link and then the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website, www.carefusion.com, or by contacting our Investor Relations Department at 3750 Torrey View Court, San Diego, California, 92130, or by calling 1-888-876-4287.

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

We urge you to carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into two groups: risks related to our business and risks related to our common stock.

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

Our products are subject to regulation by the FDA and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory clearance and/or approval to market a medical device or other product. Clearance and/or approval might not be granted for a new or modified device or other product on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval before those products can be marketed or sold in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. Most recently, the FDA has proposed changes to its 510(k) pre-market clearance process and although we cannot predict with certainty the future impact of these initiatives, it appears that the time and cost to get many of our medical devices to market could increase significantly.

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

The sales and marketing of medical devices is under increased scrutiny by the FDA and other enforcement bodies. If our sales and marketing activities fail to comply with FDA regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies. A number of companies in the healthcare industry have been the subject of enforcement actions related to their sales and marketing practices, including their relationships with doctors and off-label promotion of products. In April 2011, we received a federal administrative subpoena from the Department of Justice. Based on the request, we believe the Department of Justice is investigating various aspects of our sales and marketing practices related to our ChloraPrep skin preparation product. See note 14 to the audited consolidated and combined financial statements included in this Form 10-K for more information. We cannot control the pace or scope of any investigation, and responding to the subpoena request and any investigation will require the allocation of resources, including management time and attention. If we were to become the subject of an enforcement action, including any action resulting from the Department of Justice investigation, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have an adverse effect on our results of operations and financial condition.

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

In August 2010, we announced plans for various cost reduction and restructuring activities. These plans generated operating expense savings of approximately $103 million in fiscal year 2011, and we expect incremental savings of approximately $25 million in fiscal year 2012, through direct and indirect overhead expense reductions and other savings. We may engage in other restructuring activities in the future, including related to the realignment of our businesses into two new global operating segments and other related company initiatives. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, the costs associated with implementing our restructuring plan might exceed expectations, which could result in additional future charges.

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

Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs and negative publicity. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances. We may also voluntarily undertake a recall of our products, temporarily shut down production lines, or place products on a shipping hold based on internal safety and quality monitoring and testing data.

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

We have no reserve in connection with the amended consent decree to cover any future costs and expenses of compliance with the amended consent decree. As such, we may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. Moreover, the matters addressed in the amended consent decree could lead to negative publicity that could have an adverse impact on our business. The amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may also be required to pay monetary damages if we fail to comply with any provision of the amended consent decree. See note 14 to the audited consolidated and combined financial statements included in this Form 10-K for more information. Any of the foregoing matters could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

We are involved in a number of legal proceedings. Legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business, or we may enter into settlements of claims for monetary damages that exceed our insurance coverage, if any. In addition, we cannot predict the results of future legislative activity or future court decisions, any of which could lead to an increase in regulatory investigations or our exposure to litigation. Any such proceedings or investigations, regardless of the merits, may result in substantial costs, the diversion of management’s attention from other business concerns and additional restrictions on our sales or the use of our products, which could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

Our business strategy involves assessing our portfolio of businesses with a view of divesting non-core businesses and product lines that do not align with our objectives. Any divestitures may result in a dilutive impact to our future earnings, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line. See note 2 to the audited consolidated and combined financial statements included in this Form 10-K for a discussion of our divestitures.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. Sales to customers outside of the United States made up approximately 20% of our revenue in fiscal year 2011, and we expect that non-United States sales will contribute to future growth. The risks associated with our operations outside the United States include:

•	healthcare reform legislation;
•	changes in medical reimbursement policies and programs;
•	changes in non-United States government programs;
•	multiple non-United States regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products;
•	possible failure to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	different local medical practices, product preferences and product requirements;
•	possible failure to comply with trade protection and restriction measures and import or export licensing requirements;
•	difficulty in establishing, staffing and managing non-United States operations;
•	different labor regulations or work stoppages or strikes;
•	changes in environmental, health and safety laws;
•	potentially negative consequences from changes in or interpretations of tax laws, including changes regarding taxation of income earned outside the United States;
•	political instability and actual or anticipated military or political conflicts;
•	economic instability and inflation, recession or interest rate fluctuations;

•	uncertainties regarding judicial systems and procedures;
•	minimal or diminished protection of intellectual property in some countries; and
•	regulatory changes that may place our products at a disadvantage.

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

In addition, on July 6, 2011, we entered into a $550 million senior unsecured revolving credit facility (maturing July 6, 2016). To the extent that we draw on our credit facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

As a result of various restrictive covenants in the agreements governing our senior unsecured revolving credit facility and our senior unsecured notes, our financial flexibility will be restricted in a number of ways. The agreement governing the senior unsecured revolving credit facility subjects us to several financial and other restrictive covenants, including limitations on liens, subsidiary indebtedness and transactions with affiliates. Our senior unsecured revolving credit facility also requires us to meet certain financial ratio tests on an ongoing basis that may require us to take action and reduce debt or act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot be sure that we will be able to meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our senior revolving credit facility. If an event of default under our senior unsecured revolving credit facility or senior unsecured notes occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

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

The Internal Revenue Service (“IRS”) has ongoing audits of Cardinal Health’s fiscal years 2001 through 2007. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal years ending June 30, 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between our foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries, which we have appealed. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. In addition, during the quarter ended December 31, 2010 we received an IRS Revenue Agent’s Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. During the quarter ended December 31, 2010, we began substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal years and those discussions are ongoing. During the quarter ending September 30, 2011, we will commence the tax audit for the fiscal years 2008 and 2009 and the short period July 1 through August 31, 2009, as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010.

We regularly review our tax reserves and make adjustments to our reserves when appropriate. Accounting for tax reserves involves complex and subjective estimates by management, which can change over time based on new information or changing events or circumstances, including events or circumstances outside of our control. Although we believe that we have provided appropriate tax reserves for any potential tax exposures, we may not be fully reserved and it is possible that we may be obligated to pay amounts in excess of our reserves, including the full amount that the IRS is seeking in the appeals matters for our 2003 through 2007 fiscal tax years. The tax matters agreement that we entered into with Cardinal Health in connection with the separation generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. Any future change in estimate or obligation could adversely affect our results of operations and financial condition. See note 13 to the audited consolidated and combined financial statements included in this Form 10-K filed for a discussion of the Notices of Proposed Adjustment for our fiscal years ended 2003 through 2007 and the change to our tax reserves.

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

Our success depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. In addition, the transition of key personnel exposes us to additional risks. Effective as of December 1, 2010, we announced James Hinrichs as our Chief Financial Officer, and effective as of January 29, 2011, we announced Kieran Gallahue as our Chairman and Chief Executive Officer. In addition, on June 30, 2011, Dwight Winstead, our Chief Operating Officer left the company. While we will strive to make these transitions as smooth as possible, the transition process related to these individuals, as well as for any other key personnel, may result in disruptions to our operations, which could have an adverse effect on our results of operations and financial condition.

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

Our principal executive offices are located in a facility that we own in San Diego, California. At June 30, 2011, we owned or leased a total of approximately 3.5 million square feet of facility space worldwide to handle manufacturing, production, assembly, research, quality assurance testing, distribution, packaging, and administrative functions. At June 30, 2011, we had 18 manufacturing facilities of which 10 were located in the United States. We consider our operating facilities to be well-maintained and suitable for the operations conducted in them. We periodically evaluate our operating properties and we may make additions, improvements and consolidations, when appropriate. None of our facilities experienced any significant idle time during fiscal year 2011.

The following table summarizes our facilities that are greater than 10,000 square feet by segment and by country as of June 30, 2011:

	Square Feet (in thousands)		Number of Facilities
	Leased	Owned
Critical Care Technologies[1]
Australia	20	—	1
Canada	26	—	1
Germany	146	—	5
India	12	—	1
Italy	—	124	1
Mexico	226	319	2
Netherlands	11	—	1
New Zealand	12	—	1
South Africa	16	—	1
Switzerland	22	—	1
United Kingdom	83	21	4
United States	993	472	14

Critical Care Technologies Total	1,567	936	33

Medical Technologies and Services[1]
Dominican Republic	—	35	1
Germany	18	—	1
Ireland	—	40	1
United States	820	70	11

Medical Technologies and Services Total	838	145	14

Total	2,405	1,081	47

[1]	Certain of the facilities included in the table are utilized by more than one segment.

ITEM 3.	LEGAL PROCEEDINGS

See note 14 to the audited consolidated and combined financial statements for a summary of legal proceedings.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CFN”. A “when-issued” trading market for our common stock began on the NYSE on August 21, 2009, and “regular way” trading of our common stock began on September 1, 2009. Prior to August 21, 2009, there was no public market for our common stock.

The price range per share of our common stock presented below represents the highest and lowest sales prices for our common stock on the NYSE during each quarter of the two most recent fiscal years.

Fiscal 2011	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
High	$25.35		$26.24	$28.61	$29.97
Low	20.63		22.53	24.95	26.15

Fiscal 2010
High	$22.42	[1]	$26.99	$28.33	$30.06
Low	18.32	[1]	20.65	24.23	22.67

[1]	Represents “regular way” trading activity from September 1, 2009 through September 30, 2009.

As of August 1, 2011, there were 13,197 stockholders of record and 223,610,302 outstanding shares of common stock, and the closing price of our common stock on the NYSE was $25.49.

Dividends

We currently intend to retain any earnings to finance research and development, acquisitions and the operation and expansion of our business. We do not anticipate paying any cash dividends for the foreseeable future. The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors. Moreover, should we pay any dividends in the future, there can be no assurance that we will continue to pay such dividends.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from September 1, 2009, when “regular way” trading in our common stock began on the NYSE, through June 30, 2011, with the comparable cumulative return of the S&P 500 index and S&P 500 Health Care index. The graph assumes that $100 was invested in our common stock and each index on September 1, 2009. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at September 1, 2009, for the indicated periods.

Fiscal Year 2010	9/1/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010
CareFusion Corporation	$100	$110	$126	$133	$114
S&P 500 Index	100	106	112	119	105
S&P 500 Health Care Index	100	102	112	115	102

Fiscal Year 2011	9/30/2010	12/31/2010	3/31/2011	6/30/2011
CareFusion Corporation	$125	$129	$142	$137
S&P 500 Index	115	127	133	129
S&P 500 Health Care Index	110	114	118	126

Purchase of Equity Securities

The following table contains information about our company’s purchases of equity securities during the fourth quarter of fiscal year 2011:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publicly Announced Program
April 1 – 30, 2011	934	$28.51	—	$—
May 1 – 31, 2011	659	$29.43	—	—
June 1 – 30, 2011	1,433	$28.06	—	—

Total	3,026	$28.50	—	$—

[1]	Represents restricted stock awards surrendered by employees upon vesting to meet tax withholding obligations.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical condensed consolidated and combined financial data. The condensed consolidated and combined statements of income data for each of the three fiscal years in the period ended June 30, 2011 and the condensed consolidated balance sheet data as of June 30, 2011 and 2010 are derived from our audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. The condensed combined statements of income data for fiscal years 2008 and 2007 and the condensed combined balance sheet data as of June 30, 2009, 2008 and 2007 are derived from our audited combined financial statements that are not included in this Annual Report on Form 10-K.

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

	At or for the Fiscal Year Ended June 30,[1,2]
(in millions)	2011	2010	2009	2008	2007
Statements of Income Data:
Revenue	$3,528	$3,472	$3,175	$3,242	$2,306
Gross Margin	1,805	1,732	1,606	1,646	1,188
Operating Income[3]	496	449	433	522	240
Income before Income Tax	415	341	338	444	177
Income from Continuing Operations	291	158	287	334	153
Income (Loss) from Discontinued Operations, Net of Tax[4]	(47)	36	281	329	349
Net Income	244	194	568	663	502

Basic Earnings per Common Share:
Continuing Operations	1.31	0.71	1.30	1.51	0.70
Discontinued Operations	(0.21)	0.16	1.27	1.49	1.58
Basic Earnings per Common Share	1.09	0.88	2.58	3.00	2.28
Diluted Earnings per Common Share:
Continuing Operations	1.29	0.71	1.30	1.51	0.70
Discontinued Operations	(0.21)	0.16	1.27	1.49	1.58
Diluted Earnings per Common Share	1.08	0.87	2.58	3.00	2.28
Weighted-Average Number of Common Shares Outstanding[5]:
Basic	222.8	221.5	220.5	220.5	220.5
Diluted	225.1	223.0	220.5	220.5	220.5

Balance Sheet Data:
Total Assets	$8,221	$7,943	$8,349	$8,329	$7,876
Long-Term Obligations, less Current Portion and Other Short-Term Borrowings[6]	1,387	1,386	1,159	1,539	1,268
Total Stockholders’ Equity or Parent Company Investment	5,093	4,704	5,451	5,048	4,887

[1]

Amounts reflect business combinations for all periods presented. See note 3 to the audited consolidated and combined financial statements for further information regarding the impact of acquisitions on fiscal years 2009 through 2011. The company acquired the assets of Enturia, Inc. in fiscal year 2008 and acquired VIASYS Healthcare Inc. in fiscal year 2007.

[2]

Amounts reflect restructuring and acquisition integration charges for all periods presented. Restructuring and acquisition integration charges were $64 million, $15 million, $69 million, $35 million and $22 million, in fiscal years 2011, 2010, 2009, 2008 and 2007, respectively.

[3]	During fiscal years 2008 and 2007, we incurred charges related to acquired in-process research and development of $18 million and $85 million, respectively.
[4]	A summary of our discontinued operations is presented in note 2 in the notes to the audited consolidated and combined financial statements.
[5]

For fiscal year 2009 and earlier, basic and diluted earnings per common share are computed using the number of shares of common stock outstanding on August 31, 2009, the date on which CareFusion common stock was distributed to shareholders of Cardinal Health.

[6]

Includes the long-term portion of debt allocated from Cardinal Health. Total debt allocated by Cardinal Health was $1,281 million, $1,597 million and $1,259 million as of June 30, 2009, 2008 and 2007, respectively.

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

Overview

We are a global medical technology company with clinically proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. We offer comprehensive product lines in the areas of IV infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments to customers in the United States and over 130 countries throughout the world. Our strategy is to enhance growth by focusing on healthcare safety and productivity, driving innovation and clinical differentiation, accelerating our global growth and pursing strategic opportunities.

Our primary customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. For each of fiscal years 2011 and 2010, we generated revenue of $3.5 billion. We generated income from continuing operations of $291 million in fiscal year 2011 and $158 million in fiscal year 2010. Approximately 20% of our fiscal year 2011 revenue was from customers outside of the United States.

Separation from Cardinal Health, Inc.

We were incorporated in Delaware on January 14, 2009 for the purpose of holding Cardinal Health, Inc.’s clinical and medical products businesses in anticipation of spinning off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As of September 15, 2010, Cardinal Health had sold all remaining shares of our common stock retained in connection with the spinoff.

We have incurred one-time expenditures in connection with the separation from Cardinal Health (capital and expense), primarily associated with employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs. In fiscal years 2011 and 2010, we incurred approximately $80 million and $120 million, respectively, of these one-time expenditures. While we expect to continue to incur some additional expenditures related to the separation in fiscal 2012, we believe that all substantive expenditures associated with standing up operations from the spinoff are complete. We have funded, and expect to continue funding these costs through cash from operations and cash on hand. The capital portion of these expenditures will be amortized over their useful lives and the other expenditures will be expensed as incurred, depending on their nature.

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

Factors Affecting Our Results of Operations

The Overall Global Economic Environment, Industry Growth and Trends

Healthcare-related industries are generally less susceptible than some other industries to fluctuations in the overall economic environment. However, some of our businesses rely on capital spending from our customers (primarily hospitals), which can be influenced by a variety of economic factors, including interest rates, access to financing and endowment fluctuations. Significant changes in these economic factors can affect the sales of our capital equipment products, such as infusion pumps, dispensing equipment and ventilators. Additionally, sales volumes for some of our businesses are dependent on hospital admissions. Changes in admissions due to difficult economic times can affect our results for surgical and single-use products, such as infusion and respiratory disposable sets, surgical instruments and skin antiseptic products.

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

During fiscal year 2010, the healthcare industry was impacted by emergency preparedness efforts related to H1N1 and an anticipated severe flu season. This drove higher demand for our respiratory products in fiscal year 2010. While this demand benefited us in fiscal year 2010, our respiratory business continues to face a challenging capital spending market. In fiscal year 2011, as a result of a lighter than expected flu season and lower hospital admissions, we saw a negative impact on demand for our respiratory products.

Healthcare Reform

We are also affected by uncertainties in the healthcare industry related to healthcare reform. In March 2010, comprehensive healthcare reform was enacted in the United States through the passage of the Patient Protection and Affordable Health Care and the Health Care and Education Reconciliation Acts. In addition, we anticipate that the current presidential administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. The uncertainties regarding the implementation and impact of the enacted healthcare reform measures, as well as other potential reform initiatives in the future, may have an adverse effect on our customers’ purchasing decisions regarding our products and services.

Global Restructuring

During fiscal year 2011 our operations were impacted by our global restructuring program. This program, announced in August 2010 (“the 2011 Plan”), was designed to reduce our cost structure and streamline operations, and was initially expected to result in a reduction of approximately 700 positions. The 2011 Plan resulted in a reduction of approximately 850 positions in fiscal 2011. This program provided operating expense savings of approximately $103 million in fiscal year 2011, primarily as a result of reducing headcount and eliminating unfilled positions. Of the $103 million of savings, approximately $65 million was a result of year over year savings in selling, general and administrative expense (“SG&A”) and lower cost of sales expense, and $38 million was a result of not filling open positions. The 2011 plan is expected to result in incremental savings of approximately $25 million in fiscal year 2012. Initiation of this program resulted in approximately $46 million of restructuring charges during fiscal year 2011.

Innovation and New Products

Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. Our investment expense in research and development during fiscal year 2011 was $155 million, or 4% of revenues. Looking forward, we remain committed to producing a pipeline of innovative products to continue to support our growth strategies. We plan to increase our research and development expenditures with internal initiatives, as well as licensing or acquiring technology from third parties. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability. With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow. If, however, our future innovations are not successful in meeting customers’ needs or prove to be too costly versus their perceived benefit, our growth may slow.

International and Foreign Exchange

We sell our products in more than 130 countries and manufacture our products in nine countries in North America, Europe, Asia and Latin America. Due to the global nature of our business, our revenue and expenses are influenced by foreign exchange movements. In fiscal year 2011, approximately 22% of our sales were in currencies other than the United States dollar. Increases or decreases in the value of the United States dollar compared to other currencies will affect our reported results as we translate those currencies into United States dollars. The percentage of fiscal year 2011 sales by major currencies was as follows:

United States Dollar	78%
Euro	11%
British Pound	4%
All Other	7%

100%

Acquisitions and Divestitures

Acquisitions have historically played a role in our growth, and we have made several significant acquisitions in the last five years. Our business was formed principally through a series of acquisitions by Cardinal Health of established healthcare companies, including the acquisition of VIASYS Healthcare Inc. (“Viasys”) in 2007, and the assets of Enturia, Inc. (“Enturia”) in 2008. Since our separation from Cardinal Health, we have taken steps to expand our product offerings through acquisitions. In May 2010, we acquired Medegen, a manufacturer of clinically differentiated IV needleless access valves and administration sets, and in April 2011, we acquired Vestara, a developer of technology solutions that enable the safe, efficient disposal and tracking of environmentally sensitive pharmaceutical waste. In August 2011, we completed our acquisition of Rowa, a Germany-based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies. While we believe that the integration of the businesses we have acquired have generally been successful, our failure to integrate future acquisitions successfully might negatively affect our results.

Our strategy also involves assessing our portfolio of businesses with a view of divesting non-core businesses that do not align with our objectives, such as the divestitures of our Audiology business in October 2009, and our Research Services business in May 2010. During fiscal year 2011, we also divested our International Surgical Products business and our Onsite Services business. The results of our Audiology business and our International Surgical Products business are reflected in discontinued operations in the financial information included throughout this Annual Report on Form 10-K. See note 2 to the audited consolidated and combined financial statements for further information.

Acquired In-Process Research and Development

During fiscal year 2010 we acquired and capitalized $45 million of in-process research and development (“IPR&D”), related to our acquisition of Medegen. The value of this IPR&D was calculated based on a discounted cash flow method, which involved a number of significant assumptions, including timing of product deployment, revenues, margin, and associated discount rates. Effective July 1, 2009, IPR&D associated with business combinations is recorded in the balance sheet at fair value and tested for impairment annually until it is put into service. Prior to July 1, 2009, all acquired IPR&D was expensed immediately. See note 10 to the audited consolidated and combined financial statements.

The IPR&D associated with Medegen is related to certain products that are under development and are expected to be launched in the next two to three years. Completion of these products is subject to certain regulatory approvals and logistics surrounding manufacturing the end products cost effectively. The value of this IPR&D is reviewed for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable.

Product Quality and Recalls

Product quality, particularly in life saving and sustaining technologies, plays a critical role in our success. A quality or safety issue may result in public warning letters, product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition. In addition, recalls may negatively affect sales due to customer concerns about product quality. For the fiscal year ended June 30, 2011 the net charges related to product recalls was not material. For fiscal year 2010 and 2009, our results were negatively affected by net charges for the cost of product recalls of $3 million and $19 million, respectively.

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

In response to infusion product recalls and the amended consent decree, we have made substantial investments in quality systems and quality personnel headcount over the past several years. While we believe that we have made significant improvements to our product quality and overall quality systems, further quality concerns, whether real or perceived, could adversely affect our results. Conversely, improving quality can be a competitive advantage and improve our results.

Infusion Business and Market Developments

Our consolidated results have also been affected by developments within our infusion business and the infusion market in the United States. For several months of fiscal year 2009, we placed a hold on shipping the Alaris System while we sought FDA clearance for a software correction. We received the required clearance in July 2009, and we subsequently resumed shipments. This shipping hold resulted in a negative impact on our infusion revenues in fiscal year 2009. When we released the shiphold in July 2009, we saw higher demand, which resulted in higher revenues for fiscal year 2010.

In fiscal year 2011, we saw additional growth in our infusion business, driven in part by our acquisition of Medegen, but also by developments in the infusion market in the United States. Because of safety concerns, the FDA has increased its scrutiny of infusion pumps. During fiscal year 2011, three of our competitors recalled their infusion pumps to correct safety concerns. In addition, a fourth was ordered by the FDA to recall and destroy as many as 200,000 of its infusion pumps currently in use and to provide refunds to its customers or replace pumps at no cost. As a result, there has been increased demand for infusion pumps in the United States in fiscal year 2011, as healthcare providers seek to replace or upgrade their existing equipment. We have seen increased demand for our infusion pumps as a result, which has contributed to higher infusion revenues for fiscal year 2011.

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

For the period July 1, 2009 through the spinoff date from Cardinal Health on August 31, 2009, our operations were included in the consolidated income tax returns of Cardinal Health, however, income taxes were calculated and provided for CareFusion on a separate return basis for fiscal years 2010 and 2009. The amount of liabilities related to income taxes prior to the spinoff that were retained by Cardinal Health are reflected in “Parent Company Investment” in the consolidated and combined statements of stockholders’ equity. Commencing with the period beginning September 1, 2009, we began to file stand-alone income tax returns in the United States federal jurisdiction, various United States state jurisdictions and various foreign jurisdictions.

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

CONSOLIDATED RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

Below is a summary of comparative results of operations and a more detailed discussion of results for the fiscal years ended June 30, 2011 and 2010:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	Change
Revenue	$3,528	$3,472	$56
Cost of Products Sold	1,723	1,740	(17)

Gross Margin	1,805	1,732	73
Selling, General and Administrative Expenses	1,103	1,121	(18)
Research and Development Expenses	155	159	(4)
Restructuring and Acquisition Integration Charges	64	15	49
Gain on the Sale of Assets	(13)	(12)	(1)

Operating Income	496	449	47
Interest Expense and Other, Net	81	108	(27)

Income Before Income Taxes	415	341	74
Provision for Income Taxes	124	183	(59)

Income from Continuing Operations	291	158	133
Discontinued Operations
Loss from the Disposal of Discontinued Businesses, Net of Tax	(45)	(8)	(37)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	(2)	44	(46)

Income (Loss) from Discontinued Operations, Net of Tax	(47)	36	(83)
Net Income	$244	$194	$50

Revenue

Revenue in our Critical Care Technologies segment (“CCT”) increased 3% to $2,729 million compared to the prior fiscal year. Revenue increased largely as a result of increased sales for our infusion and dispensing businesses, which was partially offset by decreased revenue for our respiratory business.

Infusion revenues increased as a result of core business growth in both capital and disposable products and the year over year impact of our acquisition of Medegen in May 2010. These increases were partially offset by a decrease in revenues as a result of the benefit during fiscal 2010 from the release of the shipping hold on the Alaris System in July 2009. Also affecting the year over year revenue change was the downward adjustment to revenue for the quarter ended September 30, 2009 associated with a revised estimate of accrued rebates to distributors.

Dispensing revenues increased primarily as a result of new business and competitive displacements.

During fiscal year 2010, respiratory product revenues were strong due to increased demand resulting from emergency preparedness efforts, including preparations for an anticipated severe flu season. As a result of restrained customer spending, a light flu season, and lower hospital admissions, we experienced lower capital product revenues and decreased utilization of our disposable respiratory products.

Revenue in our Medical Technologies and Services segment (“MT&S”) decreased by 4% to $799 million compared to the prior fiscal year. The revenue decrease is primarily attributable to the impact of divesting our Onsite Services and Research Services businesses. These decreases were partially offset by growth in our infection prevention and medical specialties businesses.

Gross Margin and Cost of Products Sold

Gross margin increased 4%, to $1,805 million for fiscal year 2011 compared to the prior fiscal year. As a percentage of revenue, gross margin was 51.2% and 49.9% for fiscal year 2011 and 2010, respectively.

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

Selling, General and Administrative and Research and Development Expenses

SG&A and Research and Development expenses decreased 2% to $1,258 million during fiscal year 2011 compared to the prior fiscal year. This decrease is primarily a result of savings associated with the 2011 Plan and reduced operating expenses associated with the divestiture of our Research Services business in May 2010. These decreases were partially offset by increased expenses associated with our acquisition of Medegen in May 2010 and increasing investment in our selling organization. Included within our SG&A expenses are certain one-time costs associated with our spinoff from Cardinal Health of $50 million and $59 million for fiscal year 2011 and 2010, respectively. Expenditures associated with standing up operations from the spinoff were substantially complete as of the end of fiscal year 2011.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges increased $49 million to $64 million for fiscal year 2011 compared to the prior fiscal year. The increase is primarily a result of charges associated with the 2011 Plan. We incurred charges of approximately $46 million during fiscal year 2011 associated with the 2011 Plan. In addition to the 2011 Plan, we periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

Gain on the Sale of Assets

In March of fiscal 2011, we completed the sale of our Onsite Services business, which was historically part of our MT&S segment. The pre-tax gain related to the disposition was approximately $15 million, which was partially offset by an adjustment to the gain on sale related to the fiscal 2010 sale of our Research Services business. See note 2 to the consolidated and combined financial statements.

Operating Income

Segment profit in our CCT reportable segment increased 10% to $434 million compared to the prior fiscal year. The increase in segment profit was primarily driven by higher revenue in our infusion and dispensing businesses and reductions in overhead spending. Partially offsetting this increase were lower revenues from our respiratory businesses and the impact of increases in restructuring charges of $29 million.

Segment profit in our MT&S reportable segment increased 17% to $49 million compared to the prior fiscal year. The increase in segment profit is primarily attributable to the impact of an increase in revenue associated with our infection prevention and medical specialties businesses. Partially offsetting this increase was the impact of increases in restructuring charges of $21 million.

Interest Expense and Other

Interest expense and other, net decreased 25% to $81 million compared to the prior fiscal year. This decrease was primarily related to a one-time write-off of debt issuance and related costs of $22 million associated with the bridge loan facility, which was terminated on August 31, 2009 and recorded during fiscal year 2010, as well as foreign currency gains and lower net interest expense in fiscal year 2011.

In general, gains and losses resulting from foreign currency exchange rates are related to the remeasurement of receivables and payables, which are denominated in currencies other than the functional currency of the subsidiary which holds the receivable or payable and are netted with any associated fair value hedging activities entered into to minimize this exposure. See note 15 to the consolidated and combined financial statements.

Provision for Income Taxes

Income tax expense decreased 32% to $124 million compared to the prior fiscal year. The effective tax rate for fiscal year 2011 was 30.0% compared to 53.7% for fiscal year 2010. The decrease in the effective tax rate was primarily due to a decrease in discrete tax expense in fiscal year 2011 compared to the prior fiscal year.

During fiscal year 2010, we completed a detailed analysis of our tax reserves prompted by new information related to our potential tax positions, tax liabilities, and tax planning strategies. For this analysis, we retained third-party advisors to assist in assessing whether, based on the new information, our tax risks had changed, and whether additional reserves in excess of those already recorded were necessary. Based on this analysis, we increased our existing reserves and recorded a change in estimate of approximately $58 million as a charge to net income for the quarter ended March 31, 2010. Also during fiscal year 2010, the disposition of our Research Services business resulted in additional tax expense, primarily due to the write-off of non-deductible goodwill associated with the disposition.

We are currently under IRS audit for fiscal years 2003 through 2007, and we have received Notices of Proposed Adjustment for fiscal years 2003 through 2005 and for fiscal years 2006 and 2007. We continue to engage in substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal years. It is reasonably possible that we will reach a favorable settlement with the IRS in relation to the fiscal years 2003 through 2005 within the next twelve months. We believe that we have provided adequate reserves for the matters under appeal with the IRS. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment.

Generally, fluctuations in our effective tax rate are primarily due to changes within international and state effective tax rates resulting from our business mix and changes in the tax impact of restructuring and acquisition integration charges and other discrete items, which may have unique tax implications depending on the nature of the item. The provision for income tax amounts calculated for periods prior to August 31, 2009 is not likely to be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for such periods.

For additional detail regarding the provision for income taxes, see note 13 to the consolidated and combined financial statements.

Income (Loss) from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax totaled $47 million for fiscal year 2011 compared to income from discontinued operations of $36 million for fiscal year 2010. The decrease is a result of a loss from the disposal of the International Surgical Products business, which we divested in fiscal year 2011. Additionally, included in discontinued operations in the prior year are (a) two months of results from certain lines of business that manufactured and sold surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff, (b) results from the company’s former Audiology business, which produced and marketed hearing diagnostic equipment, which was sold on October 1, 2009 and (c) results from the International Surgical Products business, which was sold on April 1, 2011.

See note 2 to the consolidated and combined financial statements for further information related to these discontinued operations.

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

Below is a summary of comparative results of operations and a more detailed discussion of results for the fiscal years ended June 30, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	Change
Revenue	$3,472	$3,175	$297
Cost of Products Sold	1,740	1,569	171

Gross Margin	1,732	1,606	126
Selling, General and Administrative Expenses	1,121	944	177
Research and Development Expenses	159	160	(1)
Restructuring and Acquisition Integration Charges	15	69	(54)
Gain on the Sale of Assets	(12)	—	(12)

Operating Income	449	433	16
Interest Expense and Other, Net	108	95	13

Income Before Income Tax	341	338	3
Provision for Income Tax	183	51	132

Income from Continuing Operations	158	287	(129)
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(8)	—	(8)
Income from the Operations of Discontinued Businesses, Net of Tax	44	281	(237)

Income (Loss) from Discontinued Operations, Net of Tax	36	281	(245)
Net Income	$194	$568	$(374)

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

Revenue in our MT&S segment increased by $82 million, or 11%, to $828 million for fiscal year 2010 compared to the prior fiscal year. The revenue increase is attributable to growth in our interventional specialties products business, and growth in our infection prevention products business. Interventional specialties growth primarily resulted from increased sales of chronic drainage products.

Gross Margin and Cost of Products Sold

Gross margin increased $126 million, or 8%, to $1,732 million for fiscal year 2010 compared to the prior fiscal year. As a percentage of revenue, gross margin was 49.9% and 50.6% of revenue for fiscal year 2010 and 2009, respectively.

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

Gross margin as a percentage of revenue decreased year over year. This was the result of the manufacturing efficiencies noted above, offset by a product mix that includes a higher proportion of respiratory sales, which generally have lower margins than our other capital equipment businesses.

Selling, General and Administrative and Research and Development Expenses

SG&A and Research and Development expenses increased $176 million, or 16%, to $1,280 million for fiscal year 2010 compared to the prior fiscal year. The increase in SG&A is attributable to incremental operating costs related to standing up certain corporate functions; one-time costs associated with our spinoff from Cardinal Health of $59 million; and increases in discretionary variable compensation and share-based compensation of $82 million. Partially offsetting these increases are the favorable impacts of our March 2009 global workforce reduction program of $47 million.

SG&A expenses for fiscal year 2009 include allocated costs to us by Cardinal Health of $406 million. Included within the $406 million is $21 million of expenses associated with discontinued operations. Allocated SG&A expenses include expenses for shared functions, including management, finance, financial shared services, human resources, information technology, legal, legislative affairs and management incentive plan expenses. SG&A expenses historically allocated to us for periods prior to August 31, 2009 are not likely to be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for such periods.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $54 million, or 78%, to $15 million for fiscal year 2010 compared to the prior fiscal year. During fiscal year 2009, we launched a series of restructuring programs with the goal to provide improved management focus through the re-alignment of the management structure and lowering its cost structure through a reduction in global workforce. During fiscal year 2010, we recorded $5 million of expense associated with these restructuring programs. In total, we recorded $61 million of expense for these restructuring programs, and as of March 31, 2010, all major activities of these programs have been completed. During fiscal year 2009, restructuring charges were primarily comprised of employee related and facility exit restructuring charges of $57 million, and acquisition integration expenses of $12 million were primarily related to our 2007 acquisition of Viasys.

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

Operating Income

Operating income for fiscal year 2010 increased $16 million, or 4%, to $449 million. The increase in operating income was due to a reduction of restructuring and acquisition integration charges, the pre-tax gain on the sale of our Research Services business, and higher sales and associated margin. Partially offsetting these increases are higher SG&A expenses, primarily associated with one-time and incremental expenses related to standing up as a public company.

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

Segment profit in our MT&S reportable segment decreased by $37 million, or 47%, to $42 million for fiscal year 2010 compared to the prior fiscal year. The decrease in segment profit is primarily attributable to the timing and increase of SG&A expenses. The decreases were partially offset by incremental gross margin and reductions in restructuring and acquisition integration expenses.

Interest Expense and Other

Interest expense and other, net for fiscal year 2010 increased $13 million, or 14%, to $108 million. The increase is attributable to a one-time write-off of debt issuance and related costs of $22 million associated with the bridge loan facility, which was terminated on August 31, 2009, and to a lesser extent, the difference in interest expense for our outstanding senior notes compared to interest expense associated with the allocated debt from Cardinal Health in the prior year. These increases were partially offset by decreases in foreign currency exchange losses of $23 million during fiscal year 2010 compared to fiscal year 2009.

In general, gains and losses resulting from foreign currency exchange rates are related to the remeasurement of receivables and payables, which are denominated in currencies other than the functional currency of the subsidiary that holds the receivable or payable.

Provision for Income Taxes

Income tax expense for fiscal year 2010 increased $132 million to $183 million compared to the prior fiscal year. The effective tax rate for fiscal year 2010 was 53.7% compared to 15.1% for fiscal year 2009. The change in expense and effective tax rates in aggregate were primarily the result of charges recorded during fiscal year 2010, as compared to benefits recorded during fiscal year 2009.

During fiscal year 2010, we increased our existing tax reserves by approximately $58 million, which was recorded as a charge to net income for the quarter ended March 31, 2010. Also during fiscal year 2010, the disposition of our Research Services business resulted in additional tax expense primarily due to the write-off of non-deductible goodwill associated with the disposition.

During fiscal year 2009, a claim was filed by Cardinal Health with the IRS to amend the filing position taken on its United States federal income tax return for fiscal years 2004 through 2006 related to a secured loan transaction involving certain of our sales-type lease receivables. Since our income taxes are presented on a separate return basis, we recognized a net tax benefit in the quarter ended March 31, 2009, related to this item. Also during fiscal year 2009, a benefit was recorded due to the impact of changes in state tax laws and a change in the estimated values of our deferred income tax liabilities due to the separation from Cardinal Health.

For additional detail regarding the provision for income taxes, see note 13 to our audited consolidated and combined financial statements.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, for fiscal year 2010 decreased 87% to $36 million compared to the prior fiscal year. Included in discontinued operations for fiscal year 2010 and 2009 are (a) certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the United States markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff, (b) the Audiology business, which produces and markets hearing diagnostic equipment, which was sold on October 1, 2009; and (c) the International Surgical Products business, which was sold on April 1, 2011.

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

Liquidity and Capital Resources

Overview

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. In fiscal year 2011, cash flows from financing activities are primarily related to changes in investments in discontinued operations. Prior to our spinoff, Cardinal Health would fund our operating and investing activities as needed and transfer our excess cash at its discretion.

Our cash balance at June 30, 2011 was $1,371 million. Of this balance, $1,130 million is held outside of the United States and is denominated in United States dollars as well as other currencies. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

Sources and Uses of Cash

The following table summarizes our consolidated and combined statements of cash flows from continuing operations for the fiscal years ended June 30, 2011, 2010, and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Cash Flow Provided by/(Used in)
Operating Activities	$335	$659	$528
Investing Activities	$(18)	$(254)	$(130)
Financing Activities	$32	$(12)	$(207)

Fiscal Years Ended June 30, 2011 and June 30, 2010

Net operating cash flow from continuing operations decreased $324 million to $335 million for the year ended June 30, 2011 compared to the prior year. The decrease is due to the impact of cash outflows associated with other accrued liabilities and operating items ($394 million) primarily attributable to changes in income taxes payable, increases in uncertain tax position reserves, and employee incentive compensation that was accrued at June 30, 2010 and paid during the fiscal year ended June 30, 2011. At June 30, 2011, accrued employee incentive compensation balances are significantly lower than similar accruals at June 30, 2010. Additionally, there was a decrease in cash flow associated with accounts receivable as a result of temporary delays in collections as a result of new system implementations ($146 million) and a decrease in cash flow associated with inventory ($106 million). These decreases in operating cash flow were partially offset by increases in income from continuing operations ($133 million) and the impact of non-cash items ($174 million), primarily attributable to changes in deferred income taxes.

Net cash used in continuing operations from investing activities decreased $236 million for the year ended June 30, 2011 compared to the prior year primarily due to a reduction in amounts paid for acquisitions and an increase in amounts received for divestitures. During the year ended June 30, 2011 we purchased Vestara and divested our OnSite and International Surgical Products businesses.

Net cash provided by continuing operations from financing activities increased $44 million for the year ended June 30, 2011 compared to the prior year. During the year ended June 30, 2010, we received proceeds from the issuance of debt ($1,378 million) and utilized these proceeds to pay a dividend to Cardinal Health ($1,374 million) associated with our spinoff. The remaining year over year change was primarily due to the change in amounts transferred to us from Cardinal Health before our spinoff ($46 million), partially offset by transfers with our International Surgical Products business ($65 million), and our payments of debt issuance costs ($29 million) during the year ended June 30, 2010.

Fiscal Years Ended June 30, 2010 and June 30, 2009

Net cash provided by operating activities from continuing operations increased $131 million to $659 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. The increase was due to increased cash flows associated with other accrued liabilities and operating items ($256 million), primarily related to an increase in uncertain tax position reserves, the timing of recognition of certain deferred tax items through our current tax provision and taxes payable, and accruals for employee related liabilities; increases in cash flows associated with accounts payable ($32 million), primarily due to longer payment cycles at the end of fiscal year 2010 compared to fiscal year 2009 to enhance our cash positions; and the impacts of converting inventory balances ($51 million), primarily related to the release of the shipping hold on the Alaris System. These increases were partially offset by the decrease in cash flows associated with accounts receivable ($63 million). The decrease in cash flow associated with accounts receivable is primarily a result of longer collection periods with Cardinal Health. Prior to the spinoff, accounts receivables from Cardinal Health were considered to be settled for cash immediately, as they were intercompany balances.

Net cash used in investing activities from continuing operations increased $124 million to $254 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. This increase was due to the purchase of Medegen ($224 million) and increases in capital expenditures ($13 million). The increase was partially offset by proceeds from the divestitures of our Research Services business ($81 million) and Audiology business ($27 million).

Net cash used in financing activities from continuing operations decreased $195 million to $12 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. Within financing activities, we incurred indebtedness with a face value of $1.4 billion in connection with the spinoff from Cardinal Health. On August 31, 2009, we used the proceeds of this debt of $1.374 billion to pay a dividend to Cardinal Health, and as a result, those proceeds were not available for our business needs. Financing activities prior to fiscal year 2010 were primarily related to cash receipts and disbursements between us and Cardinal Health to fund business operations as a component of Cardinal Health.

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

Revolving Credit Facilities.    During fiscal year 2011, we maintained two senior unsecured revolving credit facilities, as follows:

•	$240 million — 364-day revolving credit facility (which expired on August 30, 2010); and
•	$480 million — three-year revolving credit facility (maturing August 31, 2012)

At June 30, 2011, we had no amounts outstanding under our three-year revolving credit facility.

On July 6, 2011, we entered into a new five-year senior unsecured revolving credit facility and terminated the existing three-year facility. The new five-year credit facility has an aggregate available principal amount of $550 million, and matures on July 6, 2016. At our request and subject to certain conditions, the commitments under the facility may be increased by up to $200 million to the extent that existing or new lenders agree to provide such additional commitments.

Borrowings under the five-year credit facility bear interest at a rate per annum based upon the British Bankers Association LIBOR Rate or the alternate base rate, in each case plus an applicable margin, which varies based upon CareFusion’s debt ratings. The five-year credit facility also requires us to pay a quarterly commitment fee to the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings.

The five-year credit facility contains several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, dispositions, and transactions with affiliates. In addition, the credit facility contains financial covenants requiring us to maintain a consolidated leverage ratio of no more than 3.50:1.00 as of the end of any period of four fiscal quarters, and a consolidated interest coverage ratio of at least 3.50:1.00 as of the end of any period of four fiscal quarters. The credit facility is subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control.

Bridge Loan Facility.    On July 1, 2009, we entered into a senior unsecured bridge loan facility (the “bridge loan facility”) to provide financing for an aggregate principal amount of $1.4 billion, with a term of 364 days from the date of any funding, for payment of the dividend to Cardinal Health as part of our spinoff. As the senior unsecured note offering was successfully completed prior to the separation, those proceeds were used to finance the payment of the dividend to Cardinal Health in lieu of drawing on the bridge loan facility. As a result, the bridge loan facility was terminated on August 31, 2009. In connection with this termination, we expensed approximately $22 million of capitalized fees to interest expense in the quarter ended September 30, 2009.

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

Contractual Obligations

As of June 30, 2011, our contractual obligations, including estimated payments due by fiscal year, are as follows:

	Payments Due by Fiscal Year
(in millions)	2012	2013-2014	2015-2016	Thereafter	Total
Long-Term Debt[1]	$—	$250	$450	$700	$1,400
Capital Lease Obligations[2]	1	1	—	—	2
Other Long-Term Liabilities[3]	68	33	10	5	116
Interest on Long-Term Debt[4]	78	137	93	142	450
Operating Leases[5]	38	62	39	20	159
Purchase Obligations[6]	255	18	2	1	276

Total Financial Obligations	$440	$501	$594	$868	$2,403

[1]

Represents maturities of our long-term debt obligations, excluding capital lease obligations described below, as described in note 12 to the consolidated and combined financial statements. Amounts are presented gross of debt issuance discounts of $14 million at June 30, 2011.

[2]	Represents maturities of our capital lease obligations included within long-term debt in the consolidated balance sheet and the related estimated future interest payments.
[3]

Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits of $289 million and deferred taxes of $644 million, tax associated accruals of $109 million, deferred compensation obligations of $15 million and other long-term liabilities of $17 million, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflow. See note 13 to the consolidated and combined financial statements for additional information.

[4]	Interest obligation is calculated based on each outstanding debt stated or coupon rate, or existing variable rate as of June 30, 2011, as applicable.
[5]

Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in note 14 to the consolidated and combined financial statements.

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

In addition to the contractual obligations set forth above, we expect that we will make payments to the IRS related to ongoing appeals of prior tax years under audit. During the quarter ended December 31, 2010, we began substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal tax years, which were previously under audit. We believe that we have provided adequate reserves for the matters under appeal with the IRS. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment. Further, even if we are adequately reserved for these matters, final settlement would require us to make a cash payment to the IRS, which could be material. If we determine to repatriate foreign cash or utilize our revolving credit facility to fund the payment to the IRS, it may result in increased costs. See note 13 to the consolidated and combined financial statements for further information.

In July 2011, we entered into a definitive agreement to acquire Rowa, a Germany-based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies, for approximately $150 million. We completed this acquisition on August 1, 2011, which we funded with existing cash and funds generated from operations.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Sensitive Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our audited consolidated and combined financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of these audited consolidated and combined financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Critical accounting policies are those accounting policies that can have a significant effect on the presentation of our financial condition and results of operations, and require use of complex and subjective estimates based upon past experience, trends, and management’s judgment. We evaluate our estimates and judgments on an ongoing basis and believe our estimates to be reasonable. Other companies applying reasonable judgment to the same facts and circumstances could develop different estimates. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our audited consolidated and combined financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see note 1 to the consolidated and combined financial statements.

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

Evaluation of the Significance of Embedded Software

We sell and lease products with embedded software. We regularly review these products to determine whether embedded software is more than incidental to the product as a whole. If the embedded software is more than incidental to the product as a whole, the product is classified as a software product unless it is determined that the tangible elements and software elements of the product work together to deliver the essential functionality of the product as a whole.

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

In evaluating whether the tangible elements and software elements of the product together deliver the essential functionality of the product as a whole, we consider the following factors:

•	the frequency in which tangible elements are sold separately from the software elements; and
•	whether the non-software elements substantively contribute to the essential functionality of the product.

Although we believe the software embedded within our infusion products, when sold with safety software, patient identification products, and certain diagnostic equipment is more than incidental to the product as a whole, the tangible elements and software elements work together to deliver the essential functionality of these products as a whole and therefore these products are not classified as software. We have determined the embedded software within our other products, primarily our dispensing and respiratory products, is incidental to the products as a whole. Those products are therefore not classified as software.

Generally, we classify our stand alone software application sales and any related post contract support related to these sales as software.

Revenue Recognition for Leases

Our accounting for leases involves specific determinations under applicable lease accounting standards, which often involve complex and prescriptive provisions. If a lease qualifies as a sales-type capital lease, equipment revenue is recognized upon delivery or installation of the equipment as opposed to ratably over the lease term. Therefore, our lease classification procedures significantly affect the timing of revenue recognition. The critical element we consider in determining the classification of our lease transactions is the fair value of the leased equipment, including its estimated fair value at the inception and conclusion of the lease, and the estimated useful life of our equipment. For the purposes of determining the fair value of leased equipment at the inception of the lease, we apply the following discounts against the purchase list price: (a) the percentage discount from list prices provided regardless of a customer’s intent to lease or purchase and (b) an incremental discount provided exclusively to lease customers. This methodology assumes that purchase customers are provided similar discounts in (a) above as lease customers. Periodically, we review discount levels provided to purchase customers and lease customers to validate this assumption. We estimate the useful life of our equipment based upon actual historical data which identifies the length of time our equipment has been in place and in service at customer facilities.

Multiple Element Arrangements

The majority of our transactions qualify as multiple element arrangements. We use the relative selling price method to allocate contract proceeds to non-software products, which are then individually recognized to revenue. The selling price used for each deliverable is based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or management’s estimated selling price if neither vendor-specific objective evidence or third-party evidence is available.

The determination of vendor-specific objective evidence estimates associated with our products and services is generally based on historical evidence of sales of the same product in stand-alone transactions and the contract renewal prices for post-contract support and separately priced extended warranty services. The determination of third-party evidence is generally based on market data on sales of similar products and services, if available;

however in most cases we and our competitors execute large multiple element arrangements which reduces our ability to determine the prices for individual products and services. Management’s best estimate of selling price is developed consistent with the price at which we would transact if the deliverable were sold by the vendor regularly on a stand-alone basis. In determining estimated selling price, we generally consider the following: stand alone sales prices, established price lists, costs to produce, profit margins for similar products, market conditions, and customer stratification.

For software and software related products, we use the relative fair value method to allocate contract proceeds to each unit of accounting; whereby the evidence used in the determination of fair value estimates are based solely on vendor-specific objective evidence. To the extent that fair value evidence does not exist for delivered elements of the transaction, we apply the residual method.

Different conclusions as to the existence and valuation of selling price estimates may significantly affect the timing and valuation of revenue recognition, the classification of leasing transactions, and the classification of revenue as product, service, rental or other income. It is impossible to determine the effects of potential different conclusions as they relate to the existence or valuation of selling price estimates.

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

In conducting the annual impairment test of our goodwill, the fair value of our reporting units is compared to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. We perform our impairment testing at the operating segment level. There are no fluid active or inactive markets for our operating segments to derive approximate fair values, and accordingly, the valuation process is similar to the valuation of a closely-held company and considers valuation methods that are income-based and market-based. Our income-based approach is a discounted cash flow method which utilizes an estimated discount rate to the projected after-tax cash flows for the operating segment. Our market-based approach utilizes an estimated market-based multiple to the operating segments’ estimated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The results of the income-based and market-based approaches are equally weighted to arrive at the total estimated fair value for each operating segment. Based on our annual impairment test as of April 1, 2011, we did not record any goodwill impairments.

The application of valuation methods requires significant judgment regarding appropriate inputs and assumptions and results in our best estimate of the fair value of an operating segment. As with any estimate, inputs and assumptions can be subject to varying degrees of uncertainty. Informed market participants can differ in their perception of value for a reporting unit. It is possible that one of our operating segments could experience goodwill impairment in the future.

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

See note 5 to the consolidated and combined financial statements for additional information.

Provision for Income Taxes

Prior to August 31, 2009, our income taxes as presented are calculated on a separate tax return basis, although our operations were historically included in Cardinal Health’s United States federal and state tax returns or non-United States jurisdictions tax returns. Cardinal Health’s global tax model was developed based on its entire portfolio of businesses. Accordingly, our tax results for periods prior to August 31, 2009 are not necessarily reflective of the results that we would have generated on a stand-alone basis.

Our income tax expense, deferred tax assets and liabilities and measurement of uncertain tax positions reflect management’s assessment of estimated future taxes to be paid on items in the consolidated and combined financial statements.

The proper treatment of various tax issues, including transfer pricing, are subjective determinations that depend on the specific facts and circumstances at issue. To estimate contingent tax reserves, management first concludes whether our positions are more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes. The reserve is then determined by evaluating and weighing the technical merits of alternative methodologies against each other and concluding on the positions that provide the largest amount of tax benefit that is more likely than not of being realized upon ultimate resolution. To the extent there are any administrative or case law developments that provide additional evidence in favor or against the valuation methodologies utilized, the contingent tax reserve will be adjusted in the period that such developments occur.

Loss Contingencies

We accrue for contingencies related to litigation and other claims arising out of our business based on degree of probability and range of possible loss. An estimated loss contingency is accrued in the consolidated and combined financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these claims are often inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates.

Share-Based Compensation

We maintain a stock incentive plan that provides for awards of non-qualified and incentive stock options, restricted stock, restricted stock units and performance stock units for the benefit of certain of our officers, directors and employees. At the time of the spinoff, Cardinal Health converted or adjusted outstanding stock options, restricted shares and restricted share units (collectively, “share-based awards”) with respect to Cardinal Health common shares held by Cardinal Health and CareFusion employees. The manner of conversion for each employee was determined based on the date of the original share-based award and the employment status of the employee at the spinoff date of August 31, 2009.

We record share-based compensation expense for the share-based awards held by our employees, regardless of whether such share-based awards are based on common stock of CareFusion or common shares of Cardinal Health, with the offsetting impact recorded to “Additional Paid-In Capital” in our consolidated balance sheets. The fair value of the stock options granted during the fiscal year ended June 30, 2009, was estimated by Cardinal Health utilizing a Lattice valuation model. The fair value of stock options granted by CareFusion during the fiscal years ended June 30, 2011 and 2010, and subsequent to the spinoff, was estimated by CareFusion utilizing a Black-Scholes-Merton valuation model. The fair value of performance stock units granted by CareFusion during fiscal year 2011 was estimated by CareFusion utilizing a Monte Carlo valuation model.

Our estimate of fair value depends on a complex process that requires the estimation of future uncertain events. These events, estimates of which are entered within the valuation model include, but are not limited to, stock price volatility, the expected life, expected dividend yield and forfeiture rates. Once fair values are determined, current accounting practices do not permit them to be changed, even if the estimates used in the valuation model are different from actual results. We are required to compare our estimated share-based forfeiture rates to actual forfeiture rates and record any adjustments as necessary. See note 20 to the consolidated and combined financial statements for additional information regarding share-based compensation including the valuation process.

New Accounting Pronouncements

See note 1 to the consolidated and combined financial statements included in Item 8 of this Form 10-K for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

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

As of June 30, 2011, the majority of our outstanding debt balances is fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At June 30, 2011 we had no amount outstanding under our $480 million three-year revolving credit facility. We terminated our three-year revolving credit facility and replaced it with a five-year revolving credit facility in July 2011.

The tables below present information about our investment portfolio and debt obligations:

	June 30, 2011
	Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$139	$—	$—	$—	$—	$—	$139	$139
Cash Equivalents	$1,232	$—	$—	$—	$—	$—	$1,232	$1,232
Weighted Average Interest Rate[1]	0.21%	—	—	—	—	—	0.21%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$—	$250	$—	$450	$—	$700	$1,400	$1,547
Weighted Average Coupon Rate	—	4.13%	—	5.13%	—	6.38%	5.57%	—
Other Obligations	$1	$1	$—	$—	$—	$—	$2	$2
Weighted Average Interest Rate	6.70%	7.15%	—	—	—	—	7.49%	—

	June 30, 2010
	Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$173	$—	$—	$—	$—	$—	$173	$173
Cash Equivalents	$812	$—	$—	$—	$—	$—	$812	$812
Weighted Average Interest Rate[1]	0.10%	—	—	—	—	—	0.10%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$—	$—	$250	$—	$450	$700	$1,400	$1,534
Weighted Average Coupon Rate	—	—	4.13%	—	5.13%	6.38%	5.57%	—
Other Obligations	$4	$1	$1	$—	$—	$—	$6	$6
Weighted Average Interest Rate	2.61%	2.80%	4.74%	—	—	—	2.82%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of a $14 million and $16 million purchase discount at June 30, 2011 and June 30, 2010, respectively.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,549 million and $1,540 million at June 30, 2011 and June 30, 2010, respectively. The fair value of our senior notes at June 30, 2011 and 2010 was based on quoted market prices. The fair value of the other obligations at June 30, 2011 and June 30, 2010, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt or estimated based on discounted cash flows.

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

The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign denominated receivables, payables and loans are recorded in the consolidated statement of income. To the extent that cash flow hedges qualify for hedge accounting, the gain or loss on the forward contract will be recorded to OCI. As the forecasted exposures affect earnings, the realized gain or loss on the forward contract will be moved from OCI to the consolidated and combined statements of income.

The following table provides information about our foreign currency derivative instruments outstanding as of June 30, 2011 and June 30, 2010:

	June 30, 2011		June 30, 2010
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$153	1.4	$12	1.4
Australian Dollar	36	1.0	19	0.9
New Zealand Dollar	9	0.8	9	0.7
South African Rand	2	7.2	2	7.7
Norwegian Krone	—	—	2	5.9
Swedish Krona	—	—	2	7.1
Mexico Peso	7	12.0	2	13.0
Canadian Dollar	1	1.0	5	1.0
Japanese Yen	—	—	1	89.3
Swiss Franc	3	0.9	—	—
British Pound	47	1.6	—	—

Total	$258		$54

Estimated Fair Value	$—		$1

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$33	12.0	$10	13.0
Swiss Franc	14	0.9	5	1.1
British Pound	1	1.6	19	1.5
Canadian Dollar	—	—	1	1.0
Euro	—	—	8	1.4

Total	$48		$43

Estimated Fair Value	$1		$—

Foreign Currency Forward Contracts:
(Pay foreign currency/receive euros)
British Pound	$7	0.9	$2	0.8
Swiss Franc	—	—	18	1.4

Total	$7		$20

Estimated Fair Value	$—		$—

Commodity Price Risk Management

We purchase commodities such as resins, printed circuit boards, latex, various fuel products and polystyrene, among others for use in our manufacturing processes. We typically purchase these commodities at market prices, and as a result are affected by market price fluctuations. We have decided not to hedge these exposures as they are deemed immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAREFUSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of CareFusion Corporation

We have audited the accompanying consolidated balance sheets of CareFusion Corporation as of June 30, 2011 and 2010, and the related consolidated and combined statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareFusion Corporation at June 30, 2011 and 2010, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CareFusion Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

August 9, 2011

CAREFUSION CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(in millions, except per share amounts)	2011	2010	2009
Revenue	$3,528	$3,472	$3,175
Cost of Products Sold	1,723	1,740	1,569

Gross Margin	1,805	1,732	1,606
Selling, General and Administrative Expenses	1,103	1,121	944
Research and Development Expenses	155	159	160
Restructuring and Acquisition Integration Charges	64	15	69
Gain on the Sale of Assets	(13)	(12)	—

Operating Income	496	449	433

Interest Expense and Other, Net (Including Net Interest Expense Allocated from Parent of $80 for Fiscal Year 2009)	81	108	95

Income Before Income Tax	415	341	338
Provision for Income Tax	124	183	51

Income from Continuing Operations	291	158	287
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(45)	(8)	—
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	(2)	44	281

Income (Loss) from Discontinued Operations, Net of Tax	(47)	36	281

Net Income	$244	$194	$568

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$1.31	$0.71	$1.30
Discontinued Operations	$(0.21)	$0.16	$1.27
Basic Earnings per Common Share	$1.09	$0.88	$2.58

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$1.29	$0.71	$1.30
Discontinued Operations	$(0.21)	$0.16	$1.27
Diluted Earnings per Common Share	$1.08	$0.87	$2.58

Weighted-Average Number of Common Shares Outstanding:
Basic	222.8	221.5	220.5
Diluted	225.1	223.0	220.5

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2011	June 30, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,371	$985
Trade Receivables, Net	540	393
Current Portion of Net Investment in Sales-Type Leases	400	389
Inventories, Net	382	343
Prepaid Expenses	28	17
Other Current Assets	147	183
Current Assets of Discontinued Operations	—	198

Total Current Assets	2,868	2,508

Property and Equipment, Net	464	441
Net Investment in Sales-Type Leases, Less Current Portion	957	946
Goodwill	2,954	2,957
Intangible Assets, Net	887	945
Other Assets	91	87
Non-Current Assets of Discontinued Operations	—	59

Total Assets	$8,221	$7,943

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$1	$4
Accounts Payable	201	163
Deferred Revenue	72	82
Accrued Compensation and Benefits	134	182
Other Accrued Liabilities	211	254
Current Liabilities of Discontinued Operations	—	68

Total Current Liabilities	619	753

Long-Term Obligations, Less Current Portion	1,387	1,386
Deferred Income Taxes	644	671
Other Liabilities	478	427
Non-Current Liabilities of Discontinued Operations	—	2

Total Liabilities	3,128	3,239

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding — None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding — 223.6 and 222.3 at June 30, 2011 and 2010, respectively	2	2
Treasury Stock, at cost, 0.1 shares at June 30, 2011	(3)	—
Additional Paid-In Capital	4,740	4,666
Retained Earnings	365	121
Accumulated Other Comprehensive Loss	(11)	(85)

Total Stockholders’ Equity	5,093	4,704

Total Liabilities and Stockholders’ Equity	$8,221	$7,943

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock		Treasury Stock		Parent Company Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compreh- ensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2008	—	$—	—	$—	$4,977	$—	$—	$71	$5,048
Comprehensive Income:
Net Income	—	—	—	—	568	—	—	—	568
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	(119)	(119)
Net Unrealized Loss on Derivatives	—	—	—	—	—	—	—	(1)	(1)
Net Change in Minimum Pension Liability	—	—	—	—	—	—	—	(6)	(6)

Total Comprehensive Income									442

Net Transfers to Parent	—	—	—	—	(39)	—	—	—	(39)

Balances at June 30, 2009	—	$—	—	$—	$5,506	$—	$—	$(55)	$5,451

Net Transfers from Parent	—	—	—	—	1,453	—	—	—	1,453
Businesses Retained by Cardinal Health	—	—	—	—	(1,006)	—	—	26	(980)
Dividend to Cardinal Health	—	—	—	—	(1,374)	—	—	—	(1,374)
Conversion of Net Investment in CareFusion into Capital	221.2	2	—	—	(4,652)	4,650	—	—	—
Comprehensive Income:
Net Income from July 1, 2009 to August 31, 2009	—	—	—	—	73	—	—	—	73
Net Income from September 1, 2009 to June 30, 2010	—	—	—	—	—	—	121	—	121
Foreign Currency Translation Adjustments	—	—	—	—	—	—	—	(64)	(64)
Net Unrealized Loss on Derivatives	—	—	—	—	—	—	—	5	5
Net Change in Minimum Pension Liability	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	—	—	—	4	4

Total Comprehensive Income:									138

Share-Based Compensation, net	0.6	—	—	—	—	71	—	—	71
Other	0.5	—	—	—	—	(55)	—	—	(55)

Balances at June 30, 2010	222.3	$2	—	$—	$—	4,666	$121	$(85)	$4,704

Comprehensive Income:
Net Income	—	—	—	—	—	—	244	—	244
Foreign Currency Translation Adjustments	—	—	—	—	—	—	—	74	74
Net Change in Minimum Pension Liability	—	—	—	—	—	—	—	3	3
Other	—	—	—	—	—	—	—	(3)	(3)

Total Comprehensive Income:									318

Share-Based Compensation, net	1.3	—	0.1	(3)	—	72	—	—	69
Other	—	—	—	—	—	2	—	—	2

Balances at June 30, 2011	223.6	$2	0.1	$(3)	$—	$4,740	$365	$(11)	$5,093

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$985	$609	$467
Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$34	$174	$140

Cash Flows from Operating Activities:
Net Income	244	194	568
Income (Loss) from Discontinued Operations, Net of Tax	(47)	36	281

Income from Continuing Operations	291	158	287
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	188	171	168
Share-Based Compensation Expense	65	67	56
Deferred Income Taxes	56	(122)	(71)
Gain on the Sale of Assets	(13)	(12)	—
Bridge Loan Facility Fees	—	22	—
Other Non Cash Items	28	24	27
Change in Operating Assets and Liabilities, Net of Effects from Acquisitions:
Trade Receivables	(135)	11	74
Inventories	(46)	60	9
Net Investment in Sales-Type Leases	(22)	(24)	(38)
Accounts Payable	38	25	(7)
Other Accrued Liabilities and Operating Items, Net	(115)	279	23

Net Cash Provided by Operating Activities — Continuing Operations	335	659	528
Net Cash (Used in) Provided by Operating Activities — Discontinued Operations	(13)	(8)	275

Net Cash Provided by Operating Activities	322	651	803

Cash Flows from Investing Activities:
Cash Paid for Acquisitions	(17)	(224)	(4)
Net Proceeds from Divestitures	144	108	—
Proceeds from the Sale of Property Plant and Equipment	—	1	—
Additions to Property and Equipment	(124)	(125)	(105)
Additions to Intangible Assets	(21)	(14)	(21)

Net Cash Used in Investing Activities — Continuing Operations	(18)	(254)	(130)
Net Cash Used in Investing Activities — Discontinued Operations	—	(3)	(24)

Net Cash Used in Investing Activities	(18)	(257)	(154)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	—	1,378	—
Reduction of Long-Term Obligations	(4)	(8)	(3)
Bridge Facility Fees and Debt Issuance Costs	—	(29)	—
Dividend Payment to Cardinal Health	—	(1,374)	—
Net Cash Transfer (to)/from Cardinal Health	—	46	(183)
Net Cash Transfer (to)/from Discontinued Operations	32	(33)	(21)
Other Financing Activities	4	8	—

Net Cash (Used in)/Provided by Financing Activities — Continuing Operations	32	(12)	(207)
Net Cash Used in Financing Activities — Discontinued Operations	(32)	(121)	(214)

Net Cash Used in Financing Activities	—	(133)	(421)

Effect of Exchange Rate Changes on Cash — Continuing Operations	37	(17)	(49)
Effect of Exchange Rate Changes on Cash — Discontinued Operations	11	(8)	(3)

Net Effect of Exchange Rate Changes on Cash	48	(25)	(52)

Net Increase in Cash and Equivalents — Continuing Operations	386	376	142
Net Increase/(Decrease) in Cash and Equivalents — Discontinued Operations	(34)	(140)	34

Cash and Equivalents at June 30, attributable to Continuing Operations	$1,371	$985	$609

Cash and Equivalents at June 30, attributable to Discontinued Operations	$—	$34	$174

Supplemental Information:
Cash Payments for:
Interest	$78	$42	$82
Income Taxes	$122	$86	$27

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

Our Business.    We are a global medical technology company with clinically proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. We offer comprehensive product lines in the areas of intravenous (“IV”) infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments. Our primary product brands include: Alaris, Pyxis, AVEA, Pulmonetic Systems, Jaeger, SensorMedics, ChloraPrep and V. Mueller. Our primary customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In July 2011, we made a decision to realign our businesses to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Our businesses will be organized into two new global operating segments aligned around our capital equipment businesses, which will be called our Medical Systems segment, and our disposable products businesses, which will be called our Procedural Solutions segment. There were no changes to our reportable segments for our fiscal year ended June 30, 2011 as a result of these changes. Our periodic filings beginning with our Form 10-Q for the quarter ended September 30, 2011, will reflect the effect of this realignment.

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

All significant intercompany transactions between us and Cardinal Health have been included in these consolidated and combined financial statements and are considered to be effectively settled for cash in the consolidated and combined financial statements on August 31, 2009. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity. All references to “notes” mean the notes to the audited consolidated and combined financial statements presented herein.

Prior to the spinoff, CareFusion had utilized the services of Cardinal Health for certain functions. These services included, but were not limited to, providing working capital, as well as certain legal, finance, information technology, internal audit, tax advisory, and human resources services, including various employee benefit programs. The cost of these services have been allocated to CareFusion and included in the consolidated and combined financial statements. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Additionally, in the periods presented prior to the spinoff we had earned royalty income from Cardinal Health and received a push down of assets and liabilities, including debt and interest expense. A more detailed discussion of the relationship with Cardinal Health, including a description of the costs which have been allocated to us, as well as the method of allocation, is included in note 17.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reclassification.    We have reclassified certain prior period amounts to conform to the current period presentation. Beginning in the quarter ended March 31, 2011, we have reclassified certain amounts in our consolidated and combined financial statements of cash flows for the effect of exchange rate changes on cash to conform to a refinement in our estimation for determining the impact of fluctuations in foreign currency exchange rates on cash. For the year ended June 30, 2010, we have reclassified $53 million from other accrued liabilities and operating items, net included in net cash provided by operating activities to the effect of exchange rate changes on cash. For the year ended June 30, 2009, reclassification was not possible due to data not being available to conform to the refined estimation.

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

Receivables.    Trade receivables are primarily comprised of amounts owed to us through our operating activities and are presented net of an allowance for doubtful accounts and accrued rebates. Our allowance for doubtful accounts totaled $14 million and $10 million at June 30, 2011 and 2010, respectively. An account is considered past due on the first day after its due date. We monitor past due accounts on an ongoing basis and establish appropriate reserves to cover probable losses. We write off any amounts deemed uncollectible against an established allowance for doubtful accounts.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Property and Equipment.    Property and equipment are stated at cost. Property and equipment held for sale are recorded at the lower of cost or fair value less costs to sell. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the shorter of the terms of their respective leases or their estimated useful lives. We use the following range of useful lives for our property and equipment categories: buildings and improvements: one to 39 years; machinery and equipment: three to 15 years; and furniture and fixtures: three to seven years. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. See note 9 for additional information.

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

In conducting the annual impairment test of our goodwill, the fair value of our reporting units is compared to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. We perform our impairment testing at the operating segment level. There are no fluid active or inactive markets for our operating segments to derive approximate fair values, and accordingly, the valuation process is similar to the valuation of a closely-held company and considers valuation methods that are income-based and market-based. Our income-based approach is a discounted cash flow method which utilizes an estimated discount rate to the projected after-tax cash flows for the operating segment. Our market-based approach utilizes an estimated market-based multiple to the operating segments’ estimated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The results of the income-based and market-based approaches are equally weighted to arrive at the total estimated fair value for each operating segment. Based on our annual impairment test as of April 1, 2011, we did not record any goodwill impairments.

Estimating the fair value of operating segments involves significant estimates. Based on these estimates, it is at least reasonably possible that one of our operating segments could experience a goodwill impairment in the future.

Product Warranties.    We offer warranties on certain products for various periods of time. We accrue the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects our best estimate of probable liability under our product warranties. We estimate the liability based on our stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair our products under warranty. Factors that affect our warranty liability include the number of units sold, the length of the warranty, historical and anticipated rates of warranty claims and cost per claim. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. See note 19 for additional information.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Income Taxes.    Prior to August 31, 2009, our income taxes as presented are calculated on a separate tax return basis, although our operations were historically included in Cardinal Health’s United States federal and state tax returns or non-United States jurisdictions tax returns. Cardinal Health’s global tax model was developed based on its entire portfolio of businesses. Accordingly, our tax results for periods prior to August 31, 2009 are not necessarily reflective of the results that we would have generated on a stand-alone basis.

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

Restructuring and Acquisition Integration Charges.    We account for restructuring activities using the liability approach, which requires a liability to be measured at its fair value and recognized as incurred. Acquisition integration charges are expensed as incurred. See note 5 for additional information.

Share-Based Compensation.    Share-based compensation, including grants of employee stock options, is recognized in the income statement based on the grant date fair values of the share-based awards.

The compensation expense recognized for all share-based awards is net of estimated forfeitures and is recognized ratably over the awards’ service period. We classify share-based compensation within Selling, General and Administrative Expenses (“SG&A”) expenses to correspond with the same line item as the majority of the cash compensation paid to employees. See note 20 for additional information.

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

The majority of our revenue transactions are multiple element arrangements in which we sell equipment, installation services, and extended warranty contracts or software maintenance contracts. Revenue is recognized for each unit of accounting individually. During fiscal year 2011, we allocated revenue in multiple element arrangements to each unit of accounting using the relative selling price method. Selling prices used during the allocation process is vendor specific objective evidence (“VSOE”) of fair value if available, third-party evidence if VSOE of fair value is not available, or estimated selling price if neither VSOE of fair value or third-party evidence is available. Prior to fiscal year 2011, we allocated revenue in multiple element arrangements to each unit of accounting using the relative fair value method. Fair value used during the allocation process is VSOE of fair value of third party evidence. To the extent neither VSOE or third party evidence of fair value existed for a delivered element, the residual method was applied.

Equipment sale revenue consists of dispensing, respiratory, and infusion equipment. We recognize equipment sale revenue upon the transfer of title and risk of loss to the customer and the substantial completion of installation or

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

training services. When related training services are considered inconsequential, delivery is deemed to occur upon the transfer of title and risk of loss, at which time revenue and the costs associated with installation and training are recognized.

Equipment lease revenue consists primarily of dispensing equipment and transactions are evaluated and classified as either operating leases or sales-type leases. We recognize sales-type leases as revenue upon the completion of installation activities in the amount of the present value of the minimum lease payments. We recognize operating lease revenue evenly over the rental period as identified within the customer agreement. We recognize equipment financing revenue over the term of the sales-type lease using the effective interest method.

Product revenue consists of medical products and supplies. We sell medical products and supplies to the medical distribution business of Cardinal Health and various unrelated third parties. Until March 2011, we recognized product revenue on sales through the medical distribution business of Cardinal Health when title transferred to the end customer, which was typically upon shipment from Cardinal Health to the end customer. In April 2011, we began to sell medical products and supplies to Cardinal Health directly, similar to how we transact with unrelated third parties. Unrelated third parties include end customers and also distributors who maintain inventories of our products and later sell the products to end customers. In many cases, we negotiate the prices of medical products and supplies directly with end customers under pricing agreements, including GPO contracts. These negotiated prices are typically lower than the prices charged to distributors. When an end customer purchases medical products and supplies from a distributor under a pricing agreement, the distributor is able to charge us back for the difference between the price charged to the customer and the price paid by the distributor. We recognize product revenue on sales to unrelated third parties when title transfers, typically upon shipment from us, net of estimated rebates.

Until June 30, 2010, we considered our infusion equipment sold with safety software, patient identification software applications and related hardware, software installation services, and post-contract support to be software and software related elements, and we accounted for these items in accordance with ASC 985. Subsequent to our adoption of ASU 2009-14 on July 1, 2010, these products are no longer considered software and software related products as their tangible elements and software elements together deliver the essential functionality of the product as a whole. The change in classification of these products had no material impact in the determination of units of accounting, nor the timing or amount of revenue recognition.

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

Acquired In-Process Research and Development Costs.    IPR&D costs include the costs of research and development projects in process at the time of acquisition, which had not yet reached technological feasibility. Determining the value of IPR&D requires significant estimates. The value of IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. Management also assesses the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs are not assigned to IPR&D unless future

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

development is probable. Effective July 1, 2009, IPR&D obtained through a business combination is recorded as an intangible asset with an indefinite life and is subject to periodic impairment review, with impairments, if any, expensed to our consolidated and combined statement of income.

Translation of Foreign Currencies.    The financial statements of our entities outside the United States generally are measured using their local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign entities into United States dollars are accumulated in other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses, which are calculated by utilizing weighted average exchange rates for the period, are included in the consolidated and combined statements of income in “Interest Expense and Other, Net”. For the fiscal years 2011, 2010 and 2009, Interest Expense and Other, Net includes translation gains (losses) of $3 million, $6 million, and $(17) million, respectively.

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

CareFusion’s policy requires that contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedge effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net income immediately. If a cash flow hedge ceases to qualify for hedge accounting treatment or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction was no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. See note 15 for additional information.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

New Accounting Pronouncements (Adopted during fiscal year 2011)

ASU 2009-13.    In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2009-13 — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends Accounting Standards Codification (“ASC”) 605-25 — Revenue Recognition — Multiple-Element Arrangements. The update replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. We prospectively adopted ASU 2009-13 on July 1, 2010. We have applied ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after July 1, 2010. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. The adoption did not result in a material change in either the units of accounting or a change in the pattern or timing of revenue recognition. Additionally, the adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

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

ASU 2010-20.    In July 2010, the FASB issued ASU 2010-20 — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires certain disclosures about the credit quality of financing receivables and the related allowance for credit losses. In addition, disclosures are required related to the nature of credit risk inherent in the portfolio of financing receivables, how the credit risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is effective for interim and annual periods ending on or after December 15, 2010. We adopted the amendment provisions of ASU 2010-20 for the quarter ended December 31, 2010. As ASU 2010-20 is a disclosure standard, the adoption of this did not have any impact on our financial condition, results of operations or cash flow. See note 8 for additional information.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the United States markets that were historically managed by us and, prior to the spinoff, were part of the clinical and medical products businesses of Cardinal Health. The businesses retained by Cardinal Health are presented within these financial statements as discontinued operations.

Audiology Business

During the quarter ended September 30, 2009, management committed to a plan to dispose of the Company’s Audiology business, which produced and marketed hearing diagnostic equipment, and therefore treated the business as discontinued operations. As a result of being held for sale, the assets of the Audiology business, which was historically part of our Medical Technologies and Services segment, were written down to fair value less costs to sell, resulting in a pre-tax impairment charge of $7 million recorded in the fiscal year 2010. On October 1, 2009, we completed the sale of the Audiology business, resulting in a total loss from discontinued operations associated with the Audiology business of $7 million, which includes a $3 million loss recorded in the quarter ended December 31, 2009, related to the write-off of non-deductible goodwill associated with the closing. At the closing of the sale, we received approximately $27 million in cash, which is net of purchase price adjustments.

International Surgical Products Business

During the quarter ended March 31, 2011, we entered into a definitive agreement to sell our International Surgical Products (“ISP”) distribution business, which was historically part of our Medical Technologies and Services segment, resulting in held for sale classification of the underlying assets. Accordingly, the assets of the ISP business were written down to fair value less costs to sell, resulting in a pre-tax impairment charge of $40 million recorded in the quarter ended March 31, 2011. On April 1, 2011, we completed the sale of the ISP business, resulting in a total loss from discontinued operations associated with the ISP business of approximately $47 million, which includes a $5 million loss recorded in the quarter ended June 30, 2011, related to incremental costs to sell and adjustments to the estimated purchase price. At the closing of the sale, we received approximately $124 million in cash. At June 30, 2011, an additional $20 million in receivables are included within current assets in our consolidated balance sheet, for total consideration of approximately $144 million, which is net of purchase price adjustments and is expected to be collected in the next twelve months. Under the terms of the agreement, certain post-closing adjustments to the purchase price may occur in future periods.

Summarized selected financial information for the businesses retained by Cardinal Health, the Audiology business and the ISP business, which are included in discontinued operations, for the years ended June 30, 2011, 2010 and 2009, is as follows:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Revenue	$326	$622	$1,326
Operating Income (Loss)	(37)	60	156
Income (Loss) Before Income Tax	(41)	75	381
Provision for Income Tax	6	39	100
Income (Loss) from Discontinued Operations, Net of Tax Expense	(47)	36	281

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The assets and liabilities of discontinued operations are stated separately as of June 30, 2010, in the consolidated balance sheet and are comprised of the following items:

(in millions)	June 30, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$34
Trade Receivables, Net	79
Inventories, Net	79
Prepaid Expenses and Other	6

Current Assets of Discontinued Operations	198

Property and Equipment, Net	8
Goodwill	38
Intangible Assets	1
Other Assets	12

Total Assets of Discontinued Operations	$257

LIABILITIES
Current Liabilities:
Accounts Payable	$36
Other Accrued Liabilities	32

Current Liabilities of Discontinued Operations	68

Other Liabilities	2

Total Liabilities of Discontinued Operations	$70

All discontinued operations businesses presented were previously included in the Medical Technologies and Services segment.

Research Services Business

During fiscal year 2010, we entered into a definitive agreement to sell our Research Services business, which was historically part of our MT&S segment, for $81 million in cash. The transaction closed on May 28, 2010. Including estimated working capital adjustments as part of the definitive agreement, the pre-tax gain related to the disposition was approximately $12 million, or $1 million loss after tax. Income tax expense associated with the transaction was impacted by approximately $24 million of goodwill assigned to the disposition that was not deductible for tax purposes. The results of this business are reported within earnings from continuing operations in the consolidated and combined statements of income for periods up to the closing date, as its impact to the financial statements was not significant to be reclassed to discontinued operations.

OnSite Services Business

During the quarter ended March 31, 2011, we entered into a definitive agreement to sell our OnSite Services instrument management and repair business, which was historically part of our Medical Technologies and Services segment. The transaction closed on March 28, 2011, and a pre-tax gain related to the disposition of approximately $15 million was recorded in the quarter ended March 31, 2011. The terms of the agreement may result in certain post-closing adjustments to the purchase price in future periods. The results of this business are reported within earnings from continuing operations in the consolidated and combined statements of income for periods up to the closing date, as its impact to the financial statements was not significant to be reclassed to discontinued operations.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 3. ACQUISITIONS

Fiscal Year 2011.    During fiscal year 2011, we completed the acquisition of Vestara, a developer of technology solutions that enable the safe, efficient disposal and tracking of environmentally sensitive pharmaceutical waste. The acquisition of Vestara was not material to our consolidated and combined financial statements.

Fiscal Year 2010.    In May 2010, we completed the acquisition of Medegen a manufacturer of needleless access valves and administration sets that deliver IV medication. The purchase price of the acquisition, which was paid in cash, was approximately $224 million. The valuation of acquired assets and liabilities resulted in the recognition of goodwill of approximately $118 million; identifiable intangible assets of $126 million, including $45 million of IPR&D; $53 million of deferred tax liabilities; and the remaining amount associated with net assets acquired. Various factors contributed to the establishment of goodwill, including market penetration, manufacturing synergies and future products. None of the goodwill is tax deductible. The consolidated and combined financial statements include the results of operations from this business combination from the date of acquisition, which is included in our Critical Care Technologies reporting segment. Had the transaction occurred at the beginning of fiscal year 2010, consolidated results of operations would not have differed materially from reported results.

Fiscal Year 2009.    During fiscal year 2009, we did not complete any significant acquisitions.

NOTE 4. EARNINGS PER SHARE

For the fiscal years ended June 30, 2011 and 2010, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of basic and diluted earnings per share for the fiscal years ended June 30, 2011 and 2010:

(shares in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Denominator for Basic Earnings per Share	222.8	221.5
Effect of Dilutive Securities:
Stock Options	0.9	0.5
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.4	1.0

Denominator for Diluted Earnings per Share — Adjusted for Dilutive Securities	225.1	223.0

The table below provides a summary of the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the years ended June 30, 2011 and 2010:

(shares in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Number of Securities	8.8	8.8
Weighted Average Exercise Price	$31.79	$32.60

For the fiscal year ended June 30, 2009, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on August 31, 2009, the date which CareFusion common stock was distributed to shareholders of Cardinal Health. Unvested shares of restricted stock are excluded from the basic shares outstanding.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Basic and diluted per share amounts are computed independently in the consolidated and combined statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.

NOTE 5. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities are measured at fair value and recognized as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the fiscal years ended June 30, 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Restructuring Charges	$60	$10	$57
Acquisition Integration Charges	4	5	12

Total Restructuring and Acquisition Integration Charges	$64	$15	$69

Restructuring Charges

In fiscal year 2009, we launched a series of restructuring programs with the goals to provide improved management focus through the re-alignment of the management structure and lowering the cost structure through a reduction in global workforce. The entire restructuring program resulted in $61 million in pre-tax charges. All major activities of the programs were complete as of March 31, 2010.

In fiscal year 2011, we initiated a global restructuring program (the “2011 Plan”) which was initially expected to result in a reduction of approximately 700 positions. The 2011 Plan resulted in a reduction of approximately 850 positions in fiscal year 2011. The total expected restructuring costs associated with the 2011 Plan are approximately $50 million and are recorded to the “Restructuring and Acquisition Integration Charges” line within our consolidated and combined statements of income as they are recognized. Substantially all of the costs associated with the 2011 Plan were incurred as of June 30, 2011.

In addition to the restructuring programs discussed above, we periodically incur costs to implement smaller restructuring efforts for specific operations. The restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

The following table segregates our restructuring charges into our reportable segments and, along with the following paragraphs, provides additional detail regarding the types of restructuring charges incurred by us for the fiscal years ended June 30, 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Medical Technologies and Services
Employee-Related Costs	$14	$—	$11
Facility Exit and Other Costs	7	—	7

Total Medical Technologies and Services	21	—	18
Critical Care Technologies
Employee-Related Costs	$37	$7	$26
Facility Exit and Other Costs	2	3	13

Total Critical Care Technologies	39	10	39

Total Restructuring Charges	$60	$10	$57

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Restructuring Accrual Rollforward.    The following table summarizes activity related to liabilities associated with our restructuring charges as of June 30, 2011, 2010 and 2009, which are included within “Other Accrued Liabilities” in the consolidated balance sheets:

(in millions)	2011 Plan	Other Restructuring Plans	Total Restructuring Plans
Accrued at June 30, 2009	$—	$17	$17
Accrued Costs	—	10	10
Cash Payments	—	(19)	(19)

Accrued at June 30, 2010	—	8	8

Accrued Costs	46	14	60
Cash Payments	(39)	(17)	(56)

Accrued at June 30, 2011	$7	$5	$12

Total Costs Expensed to Date	46

Total Expected Program Costs[1]	50

[1]	Total costs expensed to date and total program costs are not provided separately for other restructuring programs based on the short duration and smaller size of these programs.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during fiscal year 2011 were primarily a result of the acquisition of Medegen. The acquisition integration charges incurred during fiscal year 2010 were primarily a result of the acquisition of Medegen and Viasys. The acquisition integration charges incurred during fiscal year 2009 were primarily a result of the acquisition of Viasys.

Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 6. LEASES

Sales Type Leases.    Our sales-type leases are for terms generally ranging from three to five years. Lease receivables are generally collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows as of June 30, 2011 and 2010:

	As of June 30,
(in millions)	2011	2010
Future Minimum Lease Payments Receivable	$1,504	$1,495
Unguaranteed Residual Values	27	27
Unearned Income	(165)	(179)
Allowance for Uncollectible Minimum Lease Payments Receivable	(9)	(8)

Net Investment in Sales-Type Leases	1,357	1,335
Less: Current Portion	400	389

Net Investment in Sales-Type Leases, Less Current Portion	$957	$946

Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Minimum Lease Payments	$491	$419	$310	$201	$79	$4	$1,504

Operating Leases.    Products under operating leases, included in the consolidated balance sheet, consist of the following at June 30, 2011 and 2010:

	As of June 30,
(in millions)	2011	2010
Products	$72	$67
Allowance for Depreciation	(38)	(33)

	$34	$34

Future minimum lease payments to be received pursuant to operating leases during the next five fiscal years and thereafter are as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Future Lease Payments	$27	$40	$25	$11	$4	$1	$108

NOTE 7. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

	As of June 30,
(in millions)	2011	2010
Finished Goods	$256	$241
Work-in-Process	26	32
Raw Materials	146	121

	428	394
Reserve for Excess and Obsolete Inventories	(46)	(51)

Inventories, Net	$382	$343

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 8. FINANCING RECEIVABLES

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

The change in the allowance for credit losses on financing receivables for the year ended June 30, 2011, consisted of the following:

(in millions)
Beginning balance of allowance for credit losses — December 31, 2010	$8
Charge-offs	—
Recoveries	—
Provisions	1

Ending balance of allowance for credit losses — June 30, 2011	$9

The following table summarizes the credit losses and recorded investment in sales-type leases as of June 30, 2011:

(in millions)
Allowance for credit losses:
Ending Balance at June 30, 2011	$9

Ending Balance: individually evaluated for impairment	$1

Ending Balance: collectively evaluated for impairment	$8

Sales-Type Leases:
Ending Balance at June 30, 2011	$1,357

Ending Balance: individually evaluated for impairment	$4

Ending Balance: collectively evaluated for impairment	$1,353

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	As of June 30,
(in millions)	2011	2010
Land, Buildings and Improvements	$181	$178
Machinery and Equipment	765	729
Furniture and Fixtures	24	23

	970	930
Accumulated Depreciation	(506)	(489)

Property and Equipment, Net	$464	$441

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Depreciation expense was $105 million, $94 million and $95 million for fiscal year 2011, 2010 and 2009, respectively. We expense repairs and maintenance expenditures as incurred.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2009	$2,841
Goodwill Acquired, Net of Purchase Price Adjustments	118
Goodwill Related to the Divestiture of Businesses, and Other Adjustments	(2)

Balance at June 30, 2010	2,957
Goodwill Acquired, Net of Purchase Price Adjustments	7
Goodwill Related to the Divestiture of Businesses and Other Adjustments	(10)

Balance at June 30, 2011	$2,954

As of June 30, 2011, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,261 million and $693 million, respectively.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2011
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	334	—	334

Total Unamortized Intangibles		379	—	379
Amortized Intangibles:
Trademarks and Patents	12	86	39	47
Developed Technology	9	300	125	175
Customer Relationships	14	502	222	280
Other	9	36	30	6

Total Amortized Intangibles	12	924	416	508

Total Intangibles		$1,303	$416	$887

June 30, 2010
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	336	—	336

Total Unamortized Intangibles		381	—	381
Amortized Intangibles:
Trademarks and Patents	12	83	35	48
Developed Technology	9	275	91	184
Customer Relationships	14	502	180	322
Other	8	37	27	10

Total Amortized Intangibles	12	897	333	564

Total Intangibles		$1,278	$333	$945

Amortization expense for the three years ended June 30, 2011, 2010 and 2009 is as follows:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Amortization Expense	$83	$77	$73

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2012	2013	2014	2015	2016
Amortization Expense	$81	$60	$56	$44	$43

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following as of June 30, 2011 and 2010:

	Fiscal Year Ended June 30,
(in millions)	2011	2010
Foreign Currency Translation Adjustments[1]	$(9)	$(83)
Net Unrealized Gain on Derivative Instruments	1	1
Minimum Pension Liability	(2)	(5)
Other	(1)	2

Accumulated Other Comprehensive Loss	$(11)	$(85)

[1]	Included within the $(83) million of foreign currency translation adjustments as of June 30, 2010 is $(21) million associated with discontinued operations.

NOTE 12. BORROWINGS

Borrowings consisted of the following:

(in millions)	June 30, 2011	June 30, 2010
Senior Notes due 2012, 4.125% Less Unamortized Discount of $0.7 million at June 30, 2011, Effective Rate 4.37%	$249	$249
Senior Notes due 2014, 5.125% Less Unamortized Discount of $3.0 million at June 30, 2011, Effective Rate 5.36%	447	446
Senior Notes due 2019, 6.375% Less Unamortized Discount of $9.8 million at June 30, 2011, Effective Rate 6.60%	690	689
Other Obligations; Interest Averaging 7.49% at June 30, 2011 and 2.82% at June 30, 2010, Due in Varying Installments through 2014	2	6

Total Borrowings	1,388	1,390
Less: Current Portion	1	4

Long-Term Portion	$1,387	$1,386

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Revolving Credit Facilities.    During fiscal year 2011, we maintained two senior unsecured revolving credit facilities, as follows:

•	$240 million — 364-day revolving credit facility (which expired on August 30, 2010); and
•	$480 million — three-year revolving credit facility (maturing August 31, 2012)

At June 30, 2011, we had no amounts outstanding under our three-year revolving credit facility.

On July 6, 2011, we entered into a new five-year senior unsecured revolving credit facility and terminated the existing three-year facility. The new five-year credit facility has an aggregate available principal amount of $550 million, and matures on July 6, 2016. At our request and subject to certain conditions, the commitments under the facility may be increased by up to $200 million to the extent that existing or new lenders agree to provide such additional commitments.

Borrowings under the five-year credit facility bear interest at a rate per annum based upon the British Bankers Association LIBOR Rate or the alternate base rate, in each case plus an applicable margin, which varies based upon CareFusion’s debt ratings. The five-year credit facility also requires us to pay a quarterly commitment fee to the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings.

The five-year credit facility contains several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, dispositions, and transactions with affiliates. In addition, the credit facility contains financial covenants requiring us to maintain a consolidated leverage ratio of no more than 3.50:1.00 as of the end of any period of four fiscal quarters, and a consolidated interest coverage ratio of at least 3.50:1.00 as of the end of any period of four fiscal quarters. The credit facility is subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control.

We were in compliance with all of our revolving credit agreement covenants at June 30, 2011.

Other Borrowings.    We also maintain other uncommitted short-term credit facilities and letter of credit facilities. At June 30, 2011, we had no borrowings drawn and $19 million of standby letters of credit outstanding on these facilities. At June 30, 2010, we had $2 million of borrowings drawn (entirely attributed to discontinued operations) and $18 million of standby letters of credit ($5 million attributed to discontinued operations) outstanding on these facilities. The remaining $2 million and $4 million balance of other obligations at June 30, 2011 and June 30, 2010, respectively, consisted primarily of additional notes, loans and capital leases (none attributed to discontinued operations). Obligations related to capital leases are secured by the underlying assets.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

of the dividend to Cardinal Health in lieu of drawing the bridge loan facility. As a result, the bridge loan facility was terminated on August 31, 2009. In connection with this termination, we expensed approximately $22 million of capitalized fees to interest expense in the quarter ended September 30, 2009.

Future Payments.    As of June 30, 2011, maturities of long-term obligations for the next five fiscal years and thereafter are as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Maturities of Long-Term Obligations	$1	$250	$—	$447	$—	$690	$1,388

NOTE 13. INCOME TAXES

Income before income taxes is as follows for fiscal years ended June 30, 2011, 2010 and 2009:

	For Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
United States Operations	$163	$82	$141
Non-United States Operations[1]	252	259	197

Total	$415	$341	$338

[1]	Substantially all income from foreign operations was earned by a Switzerland subsidiary.

Provision for Income Taxes.    Prior to August 31, 2009, our income taxes as presented are calculated on a separate return basis although our operations were historically included in Cardinal Health’s consolidated tax returns. The provision/(benefit) for taxes consists of the following for the fiscal years ended June 30, 2011, 2010 and 2009:

	For Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Current:
Federal	$53	$251	$96
State and Local	6	17	19
Non-United States	9	37	7

Total	68	305	122
Deferred:
Federal	59	(98)	(23)
State and Local	(5)	(21)	(47)
Non-United States	2	(3)	(1)

Total	56	(122)	(71)

Total Provision	$124	$183	$51

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A reconciliation of the provision for taxes based on the federal statutory income tax rate to our effective income tax rate is as follows for fiscal years ended June 30, 2011, 2010 and 2009:

	For Fiscal Year Ended June 30,
	2011	2010	2009
Provision at Federal Statutory Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, net of Federal Benefit	2.2	1.5	0.8
Effect of International Operations	(9.0)	(2.4)	(9.4)
Nondeductible/Nontaxable Items	0.2	(0.8)	(0.4)
Disposition of Research Services Business	—	3.6	—
Change in Estimate	—	16.4	—
Refund Claim	—	—	(7.0)
Deferred State Tax Rate Adjustment	(0.8)	(2.2)	(6.0)
Other	2.4	2.6	2.1

Effective Income Tax Rate	30.0%	53.7%	15.1%

As of June 30, 2011 we had an estimated $1.7 billion of undistributed earnings from non-United States subsidiaries that are intended to be indefinitely reinvested in non-United States operations. Due to the inherent limitations and complex nature of our separation from Cardinal Health, we are in the process of completing a detailed analysis of this estimate. However, because these earnings are considered indefinitely reinvested, no incremental United States tax has been provided for these earnings. It is not practicable to estimate the amount of United States tax that might be payable on the eventual remittance of such earnings.

Deferred Tax Assets and Liabilities.    Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of June 30, 2011 and 2010 are as follows:

	As of June 30,
(in millions)	2011	2010
Deferred Income Tax Assets:
Receivable Basis Difference	$11	$12
Accrued Liabilities	79	95
Equity Compensation	43	47
Loss Carryforwards	9	15
Property-Related	62	80
Inventory Basis Differences	22	22
Interest	39	33
Other	29	36

Total Deferred Income Tax Assets	294	340
Valuation Allowance for Deferred Income Tax Assets	—	(6)

Net Deferred Income Tax Assets	294	334

Deferred Income Tax Liabilities:
Goodwill and Other Intangibles	(320)	(335)
Revenue on Lease Contracts	(528)	(518)
Other	(1)	(6)

Total Deferred Income Tax Liabilities	(849)	(859)

Net Deferred Income Tax Liabilities	$(555)	$(525)

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at June 30, 2011 and 2010:

	As of June 30,
(in millions)	2011	2010
Current Deferred Tax Asset[1]	$82	$138
Non Current Deferred Tax Asset[2]	7	8
Current Deferred Tax Liability[3]	—	—
Non Current Deferred Tax Liability[4]	(644)	(671)

Net Deferred Tax Liability	$(555)	$(525)

[1]	Included in “Other Current Assets”.
[2]	Included in “Other Assets”.
[3]	Included in “Other Accrued Liabilities”.
[4]	Included in “Deferred Income Taxes”.

At June 30, 2011, we had gross federal, state and international loss and credit carryforwards of $2 million, $72 million and $15 million, respectively, the tax effect of which is an aggregate deferred tax asset of $9 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period.

Unrecognized Tax Benefits.    We had $289 million and $259 million of unrecognized tax benefits at June 30, 2011 and June 30, 2010, respectively. Included in the June 30, 2011 and 2010 balances are $260 million and $213 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and to tax positions related to acquired companies in the amount of $29 million and $46 million at June 30, 2011 and 2010, respectively. Recognition of these tax benefits would not impact our effective tax rate.

A reconciliation of the unrecognized tax benefits from July 1, 2010 to June 30, 2011, is as follows:

	For Fiscal Year Ended June 30,
(in millions)	2011	2010
Balance at July 1	$259	$219
Additions for Tax Positions of the Current Year	8	25
Additions for Tax Positions of Prior Years	25	37
Reductions for Tax Positions of Prior Years	(2)	(1)
Expiration of the Statute of Limitations	(1)	(3)
Reduction Due to Tax Matters Agreement	—	(18)

Balance at June 30	$289	$259

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011 and 2010, we had $109 million and $92 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the consolidated balance sheets. For the year ended June 30, 2011, we recognized $11 million of interest and penalties in the consolidated statements of income.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our material tax jurisdiction is the United States. With a few minor exceptions, CareFusion is no longer subject to income tax examinations by United States Federal and State income tax authorities for fiscal years prior to 2001. Our operations in Switzerland benefit from certain tax rulings, and to a lesser extent, certain tax incentives. While the tax rulings are established pursuant to law and have no stated expiration date, the tax incentives are set to expire at the end of fiscal year 2015.

During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal years 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. In addition, during the quarter ended December 31, 2010, we received an IRS Revenue Agent’s Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. During the quarter ended December 31, 2010, we began substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal years. We continue to engage in substantive discussion for these periods and it is reasonably possible that we will reach a favorable settlement with the IRS on these years within the next twelve months.

During the first quarter of fiscal year 2012, we will commence the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010.

We believe that we have provided adequate contingent tax reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment.

During fiscal year 2010, we completed a detailed analysis of our tax reserves prompted by new information related to our potential tax positions, tax liabilities, and tax planning strategies. For this analysis, we retained third-party advisors to assist in assessing whether, based on the new information, our tax risks had changed, and whether additional reserves in excess of those already recorded were necessary. Based on this analysis, we increased our existing tax reserves and recorded a change in estimate of approximately $58 million as a charge to net income for the quarter ended March 31, 2010.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of June 30, 2011, we had no reserves in connection with the amended consent decree to cover any future costs and expenses of compliance with the amended consent decree.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Commitments.    The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2011, are as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Minimum Rental Payments	$38	$33	$29	$22	$17	$20	$159

Rental expense relating to operating leases was approximately $54 million, $56 million and $47 million in fiscal years 2011, 2010 and 2009, respectively. Sublease rental income was not material for any period presented herein.

NOTE 15. FINANCIAL INSTRUMENTS

We use derivative instruments to partially mitigate our business exposure to foreign currency exchange risk. We may enter into foreign currency forward contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and expenses, and on certain assets and liabilities. The maximum period of time that we hedge exposure is twelve months.

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of June 30, 2011 and June 30, 2010:

(in millions)	June 30, 2011	June 30, 2010
Assets[1]:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$1	$2

Liabilities[2]:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$1	$1

[1]	All derivative assets are recorded as “Other Current Assets” in the consolidated balance sheets.
[2]	All derivative liabilities are recorded as “Other Accrued Liabilities” in the consolidated balance sheets.

Cash Flow Hedges.    We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of cash flow hedges is included in the consolidated and combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At June 30, 2011 and 2010, we held forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses.

The following table shows the notional amount of the outstanding cash flow hedges as of June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$91	$35

As of June 30, 2011, the foreign currency forward contracts are expected to mature through June 2012.

Credit risk of these contracts was not material as of June 30, 2011 and 2010. The unrealized gain (loss) included in OCI and the consolidated balance sheets at June 30, 2011 and 2010, as well as the amounts reclassified from OCI to the consolidated and combined statements of income for the fiscal years June 30, 2011, 2010 and 2009 was not material.

The amount of ineffectiveness associated with these derivative instruments was not material.

Fair Value (Non-Designated) Hedges.    We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the consolidated and combined statements of income in “Interest Expense and Other, Net”. The cash flow impact of fair value hedges is included in the consolidated and combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”. The maximum period of time that we hedge exposure for foreign currency fair value hedges is 31 days.

The following table summarizes the notional amount of the fair value hedges outstanding as of June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$222	$82

The following table summarizes the loss recognized in earnings for fair value hedges for the fiscal years 2011, 2010 and 2009:

	For Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Foreign Currency Forward Contracts[1]	$(9)	$—	$(8)

[1]	Losses are recorded within the Interest Expense and Other, Net line item of the consolidated and combined statements of income.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid/ received to terminate these contracts based on quoted market prices for the same or similar instruments as of June 30, 2011 and June 30, 2010:

	June 30, 2011		June 30, 2010
(in millions)	Notional Amount	Fair Value Gain	Notional Amount	Fair Value Gain
Foreign Currency Forward Contracts	$313	$—	$117	$2

NOTE 16. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis.    The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2011:

(in millions)	Level 1
Financial Assets:
Cash Equivalents	$1,232
Other Investments	15

Total	$1,247

The cash equivalents balance is comprised of highly liquid investments purchased with an original maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as other long-term assets, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. We had no level 2 or level 3 assets or liabilities measured on a recurring basis at June 30, 2011.

Other Instruments.    The estimated fair value of our long-term obligations and other short-term borrowings was $1,549 million and $1,540 million as of June 30, 2011 and June 30, 2010, respectively, as compared to the carrying amounts of $1,388 million and $1,390 million at June 30, 2011 and June 30, 2010, respectively. The fair value of our senior notes at June 30, 2011 and June 30, 2010 was based on quoted market prices. The fair value of the other obligations at June 30, 2011 and June 30, 2010, was based on either the quoted market prices for the same or similar debt.

NOTE 17. RELATED PARTY TRANSACTIONS

On September 15, 2010, Cardinal Health sold the remaining shares of our common stock that it retained in connection with the spinoff, and as a result, ceased to be a related party (see note 1). The following paragraphs discuss related party transactions with Cardinal Health prior to September 15, 2010 and how they were accounted for in our consolidated and combined financial statements.

Related Party Sales.    Historically, we sold certain medical products and supplies through the medical distribution business of Cardinal Health. Title for these products transferred to Cardinal Health when we sold the products to their medical distribution channels; however, we recognized product revenue on these sales primarily when title transferred to the end customer, which was typically upon receipt by the end customer. Our product revenue related to these related party sales totaled $180 million and $958 million for the two months ended August 31, 2009, and the fiscal year ended June 30, 2009, respectively. Included within this amount is $72 million and $417 million associated with discontinued operations for the two months ended August 31, 2009 and the fiscal year ended June 30, 2009, respectively.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In connection with the spinoff, on August 31, 2009, we entered into several agreements with Cardinal Health. Pursuant to our Transition Services Agreement (“TSA”), we incurred charges of $16 million and $118 million for the period July 1, 2010 to September 15, 2010, and the fiscal year ended June 30, 2010, respectively. Prior to August 31, 2009, we were allocated general corporate expenses from Cardinal Health, of $19 million and $406 million for the two months ended August 31, 2009, and the fiscal year ended June 30, 2009, respectively. Included within the $406 million of SG&A expenses allocated to us from Cardinal Health for this fiscal year ended June 30, 2009 is $21 million allocable to discontinued operations. No amount of the $19 million was allocated to discontinued operations for the two months ended August 31, 2009.

We also entered into a distribution agreement with Cardinal Health which states that Cardinal Health will continue to distribute certain of our products and supplies through its medical distribution business. In addition, we entered into an accounts receivable factoring agreement for which we sell certain of our accounts receivable associated with this distribution agreement to Cardinal Health. Title to these products and supplies no longer transfers to Cardinal Health and inventory related to these products is maintained by CareFusion. Service fees related to this agreement were $8 million and $34 million for the period July 1, 2010 to September 15, 2010, and the fiscal year ended June 30, 2010, respectively.

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

Total product revenue related to these agreements was $61 million and $240 million for the period July 1, 2010 to September 15, 2010, and the fiscal year ended June 30, 2010, respectively. Total product purchases from Cardinal Health were $21 million and $83 million for the period July 1, 2010 to September 15, 2010, and the fiscal year ended June 30, 2010, respectively. Service fees paid to Cardinal Health were $5 million and $30 million for the period July 1, 2010 to September 15, 2010, and the fiscal year ended June 30, 2010, respectively. Service fee revenue from Cardinal Health was immaterial for the period July 1, 2010 to September 15, 2010, and $2 million for the fiscal year ended June 30, 2010.

NOTE 18. SEGMENT INFORMATION

Our operations are principally managed on a products and services basis and are comprised of two reportable segments: Critical Care Technologies and Medical Technologies and Services.

We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), for making decisions and assessing performance as the source of our reportable segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenues and operating income/(loss) before interest and taxes. We have determined our reportable segments as follows based on the information used by the CODM.

Critical Care Technologies.    Our dispensing technologies, infusion and respiratory operating segments are aggregated into the Critical Care Technologies reportable segment. This segment develops, manufactures and markets IV medication products, including IV infusion systems, primarily to hospitals, ambulatory surgical centers and transport services. It also provides point-of-care systems that automate the dispensing of medications and supplies in hospitals and other healthcare facilities. Finally, it develops, manufactures and markets products for diagnosis and treatment of pulmonary and sleep-related disorders primarily to hospitals, clinics, private physicians and research centers.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We determined the three operating segments within Critical Care Technologies qualify for aggregation based on the criteria that: (i) the operating segments have similar economic characteristics; and (ii) the operating segments have similar basic characteristics in each of the following areas: the nature of the products or services, the nature of the production process, the type or class of customer for their products or services, the methods used to distribute their products or provide their services and the nature of the regulatory environment.

Medical Technologies and Services.    This reportable segment provides single-use medical products used in surgical and vascular access procedures to hospitals, ambulatory surgical centers and other healthcare settings. It also develops, manufactures and markets reusable stainless-steel surgical instruments and a variety of medical devices used primarily by interventional radiologists and surgeons in combination with certain image guidance technologies primarily to hospitals. Finally, it develops, manufactures and markets a line of neurological and vascular diagnostic and monitoring products to hospitals and other healthcare facilities such as private practice and outpatient clinics, ambulatory surgery centers and physician offices.

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

The following table presents information about our reporting segments for the fiscal years ended June 30, 2011, 2010 and 2009:

(in millions)	Critical Care Technologies	Medical Technologies and Services[1]	Total
Fiscal Year 2011:
External Revenues	$2,729	$799	$3,528
Depreciation and Amortization	145	43	188
Operating Income[2]	434	49	483
Capital Expenditures	119	26	145
Fiscal Year 2010:
External Revenues	$2,644	$828	$3,472
Depreciation and Amortization	122	49	171
Operating Income[3]	395	42	437
Capital Expenditures	104	35	139
Fiscal Year 2009:
External Revenues	$2,429	$746	$3,175
Depreciation and Amortization	112	56	168
Operating Income	354	79	433
Capital Expenditures	85	41	126

[1]	Segment results for the Medical Technologies and Services segment have been adjusted for discontinued operations. See note 2.
[2]

The $13 million net gain on the sale of assets relates primarily to the sale of our OnSite Services business ($15 million gain), offset by a post closing adjustment related to the sale of our Research Services business ($2 million loss), and has not been allocated to segment results for the year ended June 30, 2011.

[3]	The $12 million gain on the sale of assets relates to the sale of our Research Services business in May 2010, and has not been allocated to segment results for the year ended June 30, 2010.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A reconciliation of total segment operating income to consolidated income before income tax is presented below for the years ended June 30, 2011, 2010, and 2009:

(in millions)	2011	2010	2009
Total Segment Operating Income	$483	$437	$433
Gain on the Sale of Assets	13	12	—

Operating Income	496	449	433
Interest Expense and Other, Net (Including Net Interest Expense Allocated from Parent of $80 for Fiscal Year 2009)	81	108	95

Income Before Income Tax	$415	$341	$338

The following table presents revenue and net property and equipment by geographic area:

	Revenue			Property and Equipment, Net
	For Fiscal Year Ended June 30,			As of June 30,
(in millions)	2011	2010	2009	2011	2010
United States	$2,821	$2,710	$2,465	$354	$338
International	707	762	710	110	103

Total	$3,528	$3,472	$3,175	$464	$441

NOTE 19. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The table below summarizes the changes in the carrying amount of the liability for product warranties for the fiscal years ended June 30, 2011, and 2010:

(in millions)	Total
Balance at June 30, 2009	$31
Warranty Accrual	19
Warranty Claims Paid	(19)
Adjustments to Preexisting Accruals	(7)

Balance at June 30, 2010	24
Warranty Accrual	13
Warranty Claims Paid	(12)
Adjustments to Preexisting Accruals	(4)

Balance at June 30, 2011	$21

As of June 30, 2011, 2010 and 2009, approximately $8 million, $10 million and $20 million, respectively, of the ending liability balances related to accruals for product recalls.

NOTE 20. SHARE-BASED COMPENSATION

We maintain a stock incentive plan that provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and performance stock units for the benefit of certain of our officers, directors and

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

employees. Under CareFusion’s 2009 Long-Term Incentive Plan (the “Plan”), there are 40.0 million shares of common stock reserved and authorized for issuance. At June 30, 2011, awards (net of prevesting forfeitures) have been granted with respect to 22.3 million shares of the 40.0 million reserved shares, with 17.7 million shares available for future awards. The number of shares to be issued in connection with performance stock units is not determined until the end of their respective performance period and is therefore included at the current estimate of payout shares (see below). New shares are issued for settlement of awards under the Plan.

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

We are responsible for fulfilling all share-based awards related to CareFusion common stock and Cardinal Health is responsible for fulfilling all share-based awards related to Cardinal Health common shares, regardless of whether the employee holding the share-based award is an employee of CareFusion or Cardinal Health. We

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

record share-based compensation expense for the share-based awards held by our employees, regardless of whether such share-based awards are based on common stock of CareFusion or common shares of Cardinal Health, with the offsetting impact recorded to “Additional Paid-In Capital” in our audited consolidated balance sheets.

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

A summary of CareFusion stock option activity related to CareFusion and Cardinal Health employees for the fiscal year ended June 30, 2011 is as follows. With respect to the Cardinal Health stock options granted prior to September 26, 2007, the converted CareFusion stock options retained the vesting schedule and expiration date of the original Cardinal Health stock options.

(in millions, except per share amounts)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at July 1, 2010	12.5	$28.84	3.95	$10
Granted	3.4	$23.67
Exercised	(0.7)	$21.26
Canceled/Forfeited	(1.5)	$31.09

Outstanding, June 30, 2011	13.7	$27.70	3.78	$38

Exercisable, June 30, 2011	8.6	$30.40	2.56	$15

The following table summarizes activity related to CareFusion stock options exercised during the fiscal years ended June 30, 2011, 2010 and 2009:

	For Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Proceeds From Stock Options Exercised	$15	$8	$	n/a
Intrinsic Value of Stock Options Exercised	$4	$2		$1
Tax Benefit Related to Stock Options Exercised	$1	$1		$—

Cardinal Health received the cash proceeds for stock options exercised prior to September 1, 2009, and therefore, no cash proceeds are presented for stock options exercised prior to that date.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The fair value of the stock options granted during the fiscal year ended June 30, 2009 was valued by Cardinal Health utilizing a Lattice valuation model. The fair value of stock options granted by CareFusion during the fiscal years ended June 30, 2011 and 2010, and subsequent to the spinoff, was valued by CareFusion utilizing a Black-Scholes-Merton valuation model. The Black-Scholes-Merton model was utilized subsequent to the spinoff based on a review of facts and circumstances associated with the anticipated exercise patterns of employees at a new publicly traded company. Had we used the Black-Scholes-Merton valuation model instead of the Lattice valuation model prior to the spinoff, it would not have resulted in a material impact on our financial condition, results of operations or cash flows.

The following assumptions were utilized in deriving the fair value for awards granted under the Black-Scholes-Merton model for the fiscal years ended June 30, 2011 and 2010, and the Lattice model for the fiscal year ended June 30, 2009:

	Fiscal Year Ended June 30,
	2011	2010	2009
Risk Free Interest Rate	1.46% — 2.37%	2.28% — 2.44%	0.03% — 3.48%
Expected Term (years)	5.0	5.0	4.5 — 7.0
Volatility	31.8% — 32.5%	32.1%	27.0% — 30.0%
Dividend Yield	—%	—%	1.0% — 2.33%
Weighted-Average Grant Date Fair Value	$7.42	$6.70	$7.77

Black-Scholes-Merton.    The risk-free rate is based on a United States Treasury equivalent instrument with the same term as the expected term. The expected term of the stock option represents the estimated period of time until exercise and is based on the vesting period of the award and the estimated exercise patterns of employees. Volatility is based on actual CareFusion experience, as well as historical volatility of a peer group of companies that have similar revenues, earnings and market capitalization, and operate in the same industry as CareFusion. Volatility is based on the approximate expected term of the stock options. We do not currently plan to pay dividends on our common stock and therefore the dividend yield percentage is set at zero.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable, and includes management’s estimates of the relative inputs. Though we believe this is the best valuation technique for our stock options, our estimate of fair value may differ from other valuation models.

Lattice Model.    The expected term of the Cardinal Health stock options granted prior to the spinoff was calculated based on historical Cardinal Health employee exercise behavior. The risk-free rate was based on the United States Treasury yield curve at the time of the grant. Volatility was based on implied volatility from traded options of Cardinal Health’s stock and historical volatility over a period of time commensurate with the contractual term of seven years. The dividend yield was based on the actual dividend yield at the time of grant with the assumption of a consistent rate of dividends over the life of the grant.

Restricted Stock and Restricted Stock Units.    Under the Plan, restricted stock and restricted stock units (“restricted stock awards”) generally vest in equal installments over three years. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock awards granted was $23.78, $20.82 and $28.64 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

With respect to restricted stock awards granted prior to September 26, 2007, the converted CareFusion restricted stock awards retained the vesting schedule of the original Cardinal Health restricted stock awards. A summary of CareFusion restricted stock awards related to CareFusion and Cardinal Health employees for the fiscal year ended June 30, 2011 is as follows:

(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Balance at July 1, 2010	3.4	$23.51
Granted	2.1	$23.78
Vested	(1.4)	$24.68
Forfeited	(0.5)	$22.61

Outstanding, June 30, 2011	3.6	$23.31

Performance Stock Units.    Performance stock units provide share-based compensation to participants for which vesting is contingent upon company performance relative to specific financial targets, as defined in the award agreements. The amount of compensation expense recognized, as well as the period over which the awards are expected to vest, are based on management’s estimate of the most likely outcome.

In the fiscal year ended June 30, 2010, we granted performance stock units (the “Fiscal 2010 PSUs”) to members of management. For the Fiscal 2010 PSUs, we established performance goals based on the achievement of a two-year average cash flow target, with a payout amount that varies between 0%-150% of a target number of shares of common stock based on whether the goal is achieved after the second, third or fourth fiscal year following the grant date. As the target was met at the end of the second fiscal year (fiscal year ended June 30, 2011), the Fiscal 2010 PSUs vested as to 150% of the target number of shares. The fair value of the Fiscal 2010 PSUs is based on the closing price of the company’s common stock on the date of grant. Compensation expense for these performance stock units is recorded in the consolidated and combined statements of income over the vesting period of two years.

In the fiscal year ended June 30, 2011 we granted performance stock units (the “Fiscal 2011 PSUs”) to our new Chief Executive Officer. For the Fiscal 2011 PSUs, we established performance goals based on market conditions associated with stock price appreciation, with vesting upon the three year anniversary of the grant date based on the extent certain stock price targets are met. The Fiscal 2011 PSUs were granted in five tranches, with the vesting of each tranche contingent upon future closing prices of the company’s common stock. Achievement of each average closing price target is determined based upon the arithmetic mean of the closing share prices from the date the price target is first met through the nineteenth trading day thereafter.

The following table depicts the performance target associated with each tranche of the Fiscal 2011 PSU’s:

Tranche	Average Closing Price Target (per share)
1	≥$30.00
2	≥$35.00
3	≥$40.00
4	≥$45.00
5	≥$50.00

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A payout will be earned upon the three year anniversary of the grant date only if the performance target for a tranche is achieved between one and three years following the grant date, and the awardee remains in continuous employment through such date. The fair value of the Fiscal 2011 PSUs was determined by utilizing a Monte Carlo valuation model. Compensation expense for the Fiscal 2011 PSUs is recorded in the consolidated and combined statements of income over the estimated vesting period of approximately three years. A summary of Performance Stock unit activity for the fiscal year ended June 30, 2011 is as follows:

(in millions, except per unit amounts)	Performance Stock Units[1]	Weighted- Average Grant Date Fair Value
Balance at July 1, 2010	0.4	$20.79
Granted	0.5	$16.00
Vested	—	$—
Forfeited	(0.1)	$20.71

Outstanding, June 30, 2011	0.8	$18.05

[1]	Based on target number of shares of common stock subject to each grant of performance stock units.

Upon vesting, a total of 0.5 million shares will be awarded relating to the Fiscal 2010 PSUs based on the 150% payout target achieved during fiscal year 2011. No performance stock units vested during the fiscal years ended June 30, 2011 and 2010.

Monte Carlo.    The risk-free rate, volatility, and dividend yield percentage utilized in estimating the fair value of the Fiscal 2011 PSUs approximate those used in the Black-Scholes-Merton stock option valuation model above. The expected term of the performance stock unit is based on the estimated vesting period of the award.

The Monte Carlo valuation model was developed for use in estimating the fair value of Fiscal 2011 PSUs and includes management’s estimates of the relative inputs. Though we believe this is the best valuation technique for the Fiscal 2011 PSUs, our estimate of fair value may differ from other valuation models.

Accounting for Share-Based Compensation.    Expense for share-based payment transactions with employees is recognized in the consolidated and combined statements of income over the period during which an employee provides the requisite service in exchange for the award, based on their award’s fair value. Most stock options and restricted stock and restricted stock units vest ratably over a three-year vesting period. Share-based compensation expense associated with these graded-vesting awards is recognized using the straight-line method over the vesting period. Stock options generally have a seven-year contractual term. Total pre-tax share-based compensation expense was approximately $65 million, $67 million and $56 million for the fiscal years ending June 30, 2011, 2010 and 2009, respectively. Share-based compensation expense was based on an allocation from Cardinal Health of $4 million during the two month period from July 1, 2009 through August 31, 2009 and for the entire fiscal year ended June 30, 2009. The income tax benefit related to the share-based compensation expense was approximately $25 million, $18 million and $22 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. We classify share-based compensation within SG&A expense to correspond with the same line item as the majority of the cash compensation paid to employees.

As of June 30, 2011, our total unrecognized share-based compensation expense related to nonvested share-based compensation awards, adjusted for estimated forfeitures, was $62 million. This compensation expense is expected to be recognized over a weighted-average period of approximately 2 years.

Because share-based compensation amounts related to employees of the ISP business, which is classified as a discontinued operation, were not material for any period presented, we have not segregated them from continuing operations in this note. See note 2 for a detailed discussion.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 21. EMPLOYEE SAVINGS PLAN

Substantially all of our domestic non-union employees are eligible to be enrolled in the company-sponsored retirement savings plans, which include features under Section 401(k) of the Code and provide for company matching. Contributions to the plans are determined by our board of directors and are subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement benefit plans was $48 million, $36 million and $32 million for fiscal years 2011, 2010 and 2009, respectively.

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for fiscal years 2011 and 2010.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2011
Revenue	$811	$886	$867	$964
Gross Margin	413	445	447	500
Selling, General and Administrative Expenses	272	270	263	298
Income from Continuing Operations	36	73	86	96
Income (Loss) from Discontinued Operations, Net of Tax[1]	2	3	(41)	(11)
Net Income[2]	38	76	45	85

Per Share Amounts:[3]
Basic Earnings (Loss) per Common Share:
Continuing Operations	0.17	0.32	0.39	0.43
Discontinued Operations	0.01	0.01	(0.18)	(0.05)
Basic Earnings per Common Share	0.17	0.34	0.20	0.38

Diluted Earnings (Loss) per Common Share:
Continuing Operations	0.17	0.32	0.38	0.42
Discontinued Operations	0.01	0.01	(0.18)	(0.05)
Diluted Earnings per Common Share	0.17	0.34	0.20	0.37

Weighted-Average Number of Common Shares Outstanding:
Basic	222.1	222.8	223.0	223.4
Diluted	223.9	224.5	225.6	226.5

[1]	Reflects the impact of the divestiture of the International Surgical Products (ISP) business.
[2]

Financial results for the third quarter include a $15 million pre-tax gain on sale of our OnSite Services business. Financial results for the fourth quarter include a $2 million loss on sale of our Research Services business.

[3]

Basic and diluted earnings per share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share. Additionally, the sum of the per share components within the quarters may not equal the per share amounts presented.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2010
Revenue	$813	$892	$837	$930
Gross Margin	416	449	414	453
Selling, General and Administrative Expenses	271	278	285	287
Income (Loss) from Continuing Operations	51	73	(13)	47
Income (Loss) from Discontinued Operations, Net of Tax[1]	30	(3)	4	5
Net Income (Loss)[2]	81	70	(9)	52

Per Share Amounts:[3]
Basic Earnings (Loss) per Common Share:
Continuing Operations	0.23	0.33	(0.06)	0.21
Discontinued Operations	0.14	(0.01)	0.02	0.02
Basic Earnings (Loss) per Common Share	0.37	0.32	(0.04)	0.24

Diluted Earnings (Loss) per Common Share:
Continuing Operations	0.23	0.33	(0.06)	0.21
Discontinued Operations	0.14	(0.01)	0.02	0.02
Diluted Earnings (Loss) per Common Share	0.37	0.32	(0.04)	0.23

Weighted-Average Number of Common Shares Outstanding:
Basic	220.6	220.8	221.6	221.8
Diluted[4]	221.2	222.2	221.6	224.0

[1]

Reflects the impact of (a) removing certain businesses that manufacture and sell surgical and exam gloves, surgical drapes and apparel and fluid management products in the U.S. market that were previously part of the Clinical and Medical Products segment of Cardinal Health and were retained by Cardinal Health upon the spinoff, (b) the divestiture of the Company’s audiology business and (c) the divestiture of the International Surgical Products (ISP) business.

[2]	Financial results for the third quarter includes a $12 million pre-tax gain ($1 million loss after-tax) on sale of our Research Services business.
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

NOTE 23. SUBSEQUENT EVENTS

On July 5, 2011 we announced an agreement to acquire Rowa, a Germany-based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies for approximately $150 million. We completed the acquisition on August 1, 2011, which we funded with existing cash and funds generated from operations.

On July 6, 2011, we entered into a new five-year senior unsecured revolving credit facility and terminated the existing three-year facility. The new five-year credit facility has an aggregate available principal amount of $550 million, and matures on July 6, 2016. Borrowings under the five-year credit facility bear interest at a rate per annum based upon the British Bankers Association LIBOR Rate or the alternate base rate, in each case plus an applicable margin, which varies based upon CareFusion’s debt ratings. The five-year credit facility also requires us to pay a quarterly commitment fee to the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of such period.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management’s annual report on internal control over financial reporting is set forth below and the report of independent registered public accounting firm is included on page 99 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In March 2011, we began processing selected financial transactions on a newly implemented accounting software system. This change of systems is designed to streamline and integrate our financial close and reporting processes by reducing the number of platforms used to record and report financial information, improve efficiency by reducing the amount of manual activity, and improve the control environment by reducing variability in the financial policies, processes and systems.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated and combined financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision of our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of June 30, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included within this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of CareFusion Corporation

We have audited CareFusion Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CareFusion Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CareFusion Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CareFusion Corporation as of June 30, 2011 and 2010, and the related consolidated and combined statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 and our report dated August 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

August 9, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our Board of Directors, including committees of our Board of Directors, will appear under the captions “Item 1 — Election of Directors,” “Board of Directors Information,” “Board of Directors and Committees of the Board,” and “Governance of Our Company,” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”). Such information is incorporated herein by reference. In addition, the information in the 2011 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption “Governance of Our Company” in our 2011 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth information, as of August 1, 2011, with respect to the individuals serving as our executive officers:

Name	Age	Position
Kieran Gallahue	48	Chairman and Chief Executive Officer
James Hinrichs	44	Chief Financial Officer
Vivek Jain	39	President, Procedural Solutions
Thomas Leonard	43	President, Medical Systems
Roger Marchetti	53	Executive Vice President, Human Resources
Joan Stafslien	47	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Gordon La Fortune	54	Executive Vice President, International Commercial Operations
Jean Maschal	60	Senior Vice President, Controller and Chief Accounting Officer

Mr. Gallahue is the Chairman of our Board of Directors and Chief Executive Officer. Prior to joining us in January 2011, he was the President, Chief Executive Officer and a Director of ResMed Inc., a medical device firm serving the sleep disordered breathing and respiratory markets. Mr. Gallahue joined ResMed in January 2003 as President and Chief Operating Officer of the Americas and was promoted to ResMed’s President in September 2004. He served in that role until he was named President, Chief Executive Officer and a Director of ResMed in January 2008. Prior to joining ResMed, from January 1998 to December 2002, he held positions of increasing responsibility at Nanogen, Inc., a DNA research and medical diagnostics company, including President and Chief Financial Officer. Prior to 1998, Mr. Gallahue held various marketing, sales and financial positions within Instrumentation Laboratory, The Procter & Gamble Company and General Electric Company. He is a director of Volcano Corporation. During the past five years, Mr. Gallahue also served on the board of directors of ResMed Inc.

Mr. Hinrichs is our Chief Financial Officer. He previously served as our Senior Vice President, Global Customer Support, from January 2010 through December 2010, when he was promoted to his current position. From January 2009 through January 2010, Mr. Hinrichs served as our Senior Vice President, Controller, a position he assumed leading up to the spinoff from Cardinal Health. Mr. Hinrichs joined Cardinal Health in February 2004 as Vice President, Investor Relations, and since then served in several financial leadership positions, including as Chief Financial Officer of the former Clinical Technologies and Services, Healthcare Supply Chain Services, and Clinical and Medical Products segments. From June 2007 to June 2008, Mr. Hinrichs also served as Controller for Cardinal Health. Before joining Cardinal Health, Mr. Hinrichs spent 12 years in a variety of finance and marketing positions at Merck & Co.

Mr. Jain is our President, Procedural Solutions. Until August 2011, Mr. Jain served as President, Medical Technologies and Services. Prior to the spinoff, he served as Executive Vice President — Strategy and Corporate Development of Cardinal Health since August 2007. Prior to joining Cardinal Health, from May 2006 to August

2007 he served as Senior Vice President/Head of Healthcare Strategy, Business Development and M&A for the Philips Medical Systems business of Koninklijke Philips Electronics N.V., an electronics company. He was an investment banker at J.P. Morgan Securities, Inc., an investment banking firm, from July 1994 to April 2006. His last position with J.P. Morgan was as Managing Director/Co-Head of Global Healthcare Investment Banking from April 2002 to April 2006.

Mr. Leonard is our President, Medical Systems. Until August 2011, Mr. Leonard served as President, Dispensing Technologies. Prior to the spinoff, he served as Senior Vice President and General Manager, Clinical Services of Cardinal Health since June 2008. Prior to joining Cardinal Health, from June 2005 to June 2008, he was Senior Vice President and General Manager, Ambulatory Solutions of McKesson Corporation, a healthcare services company. From July 2000 to June 2005 he was Executive Vice President of Operations at Picis, Inc., a provider of acute care products and services.

Mr. Marchetti is our Executive Vice President, Human Resources. Prior to joining us in July 2011, he was the Senior Vice President, Human Resources and Information Management of Amylin Pharmaceuticals, a biopharmaceutical company, since July 2007. He previously served as Senior Vice President, Human Resources and Corporate Services of Amylin from November 2005 to July 2007. From July 2002 to October 2005, he served as Vice President, Human Resources for Guidant Corporation, a medical device company. Prior to this role, he served as Vice President, Finance and Information Systems, Guidant Europe, Middle East, Africa, and Canada, since the beginning of 2001. From 1999 through 2000, he served as Vice President, Human Resources for Guidant’s Vascular Intervention group, and served as Guidant’s first Corporate Controller and Chief Accounting Officer from 1994 to 1999. Prior to joining Guidant, he spent over 10 ten years in various finance roles with Eli Lilly. Prior to joining Eli Lilly, he was on the audit staff of the accounting firm Touche Ross & Co. (currently Deloitte & Touche LLP).

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

Mr. La Fortune is our Executive Vice President, International Commercial Operations. Until August 2011, Mr. La Fortune was our Senior Vice President and General Manager, Infusion. Prior to the spinoff, Mr. La Fortune served as President of the Infection Prevention business of Cardinal Health, from November 2004 to December 2008. From June 2001 to November 2004, Mr. La Fortune was President, International for Cardinal Health. Before joining Cardinal Health, Mr. La Fortune was a Vice President and General Manager for Allegiance Healthcare Canada, since 1997. Mr. La Fortune also held various marketing, sales and operations positions at Baxter.

Ms. Maschal is our Senior Vice President, Chief Accounting Officer and Controller. Ms. Maschal was previously our Vice President and Chief Accounting Officer, and effective December 2009, was promoted to her current position. From August 2008 to June 2009, she served as Vice President, Finance and Controller — Clinical and Medical Products of Cardinal Health. Ms. Maschal was Vice President, Finance and Controller — Clinical Technologies and Services of Cardinal Health from April 2007 to August 2008. From July 2006 to March 2007, she served as Vice President, Clinical Technologies and Services Controller of Cardinal Health. She was Vice President, Finance for Alaris from July 2004, when Cardinal Health acquired Alaris, until July 2006. Prior to the acquisition of Alaris by Cardinal Health, she served as Vice President, Finance and Corporate Controller of Alaris, since March 2002, and as Assistant Controller of Alaris from January 1999 to February 2002. Prior to joining Alaris, she was a senior auditor with the accounting firm of Pricewaterhouse LLP.

Code of Ethics

We have adopted a code of ethics, which we call our Code of Conduct, which applies to all our employees, including our executive officers and directors. The full text of our Code of Conduct can be found in the “Investors” section of our website accessible to the public at www.carefusion.com, by clicking the “Corporate Governance” link.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item relating to director and officer compensation will appear under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2011 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will appear under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement, which section is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes options and other rights outstanding under our share-based compensation plans as of June 30, 2011:

Plan Category	Securities to be Issued Upon Exercise (a)[1]	Weighted - Average Exercise Price (b)[2]	Securities Available for Future Issuance (c)[3]
Equity Compensation Plan Approved by Security Holders	18,157,507	$27.70	17,748,892
Equity Compensation Plan Not Approved by Security Holders	—	—	—

[1]

This amount reflects the number of shares of common stock to be issued upon exercise of outstanding stock options, as well as 3,570,338 shares subject to the vesting of outstanding restricted stock awards and units and 951,824 shares subject to the vesting of outstanding performance stock units at June 30, 2011. For performance stock units granted during the fiscal year ended June 30, 2011, this amount includes an estimate of the number of shares to be delivered pursuant to such awards, assuming all performance targets are achieved within three years of the grant date. For performance stock units granted during the fiscal year ended June 30, 2010, this amount reflects the actual number of shares to be delivered pursuant to such awards, based on the achievement of performance targets for the fiscal year ended June 30, 2011, which will result in vesting as to 150% of the target number of shares.

[2]

Reflects weighted-average exercise price of outstanding stock options and does not include unvested restricted stock awards and units or performance stock units at June 30, 2011, which have weighted average grant date fair values of $23.31and $18.53, respectively.

[3]

Reflects the number of shares of common stock remaining available for future issuance under the 2009 Long-Term Incentive Plan (“LTIP”), excluding securities reflected in column (a). See note 20 to the audited consolidated and combined financial statements for a description of the various share-based grants that may be issued under the LTIP. At June 30, 2011, 22.3 million shares out of the 40.0 million shares authorized for issuance under the LTIP have been used for the grant of incentive and non-qualified stock options, the grant of restricted stock and restricted stock units and the grant of performance stock units. The number of shares to be issued in connection with performance stock units granted during the fiscal year ended June 30, 2011 is not determined until the end of the performance period and are therefore included at the current estimate of payout shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear under the heading “Certain Relationships and Related Transactions” and information required by this Item relating to the independence of our directors will appear under the heading “Governance of Our Company” in our 2011 Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will appear under the heading “Audit Related Matters” in our 2011 Proxy Statement, which sections are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(a) (2) The following Supplemental Schedule is included in this report:

Financial Statement Schedule:	Page No.
Schedule II — Valuation and Qualifying Accounts	110

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated and Combined Financial Statements or in notes thereto.

(a) (3) See Subsection (b) below.

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

4.2

Registration Rights Agreement, dated July 21, 2009, among CareFusion Corporation, Deutsche

Bank Securities Inc., Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference to

Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

Exhibit Number	Description of Exhibits

4.3	Indenture, dated July 21, 2009, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

4.4	Supplemental Indenture, dated July 21, 2009, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

10.1	Transition Services Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.2	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.3	Employee Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.4	Form of Indemnification Agreement between CareFusion Corporation and individual directors (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on June 26, 2009, File No. 1-34273).

10.5	Form of Indemnification Agreement between CareFusion Corporation and individual officers (incorporated by reference to Exhibit 10.6 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on June 26, 2009, File No. 1-34273).

10.6	Retention Agreement, dated as of August 31, 2004, between ALARIS Medical Systems, Inc. and David L. Schlotterbeck (incorporated by reference to Exhibit 10.36 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373). #

10.7	First Amendment to the Retention Agreement between ALARIS Medical Systems, Inc. and David L. Schlotterbeck, dated and effective as of November 2, 2005 (incorporated by reference to Exhibit 10.06 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373). #

10.8	Second Amendment to Retention Agreement between CareFusion 303, Inc (f/k/a ALARIS Medical Systems, Inc. or Cardinal Health 303, Inc.) and David L. Schlotterbeck, effective November 26, 2007 (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 6, 2008, File No. 1-11373). #

10.9	Employment Agreement, dated August 31, 2009, between CareFusion Corporation and David L. Schlotterbeck, including forms of Retention Award Agreements for Nonqualified Stock Options and Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009, File No. 1-34273). #

10.10	Form of Executive Officer Offer Letter (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.11	Form of Director Offer Letter (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

Exhibit Number	Description of Exhibits

10.12	Three Year Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K dated July 6, 2009, File No. 1-34273).

10.13	364-Day Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K dated July 6, 2009, File No. 1-34273).

10.14	Purchase Agreement, dated July 14, 2009, among CareFusion Corporation, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

10.15	CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161615). #

10.16	Form of Nonqualified Stock Option Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.17	Form of Performance Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan, used in connection with fiscal year 2009 equity grants, for employees of the Company (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.18	Form of Performance Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan, used in connection with fiscal year 2012 equity grants, for employees of the Company. # *

10.19	Form of Restricted Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.20	Form of Restricted Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan, used in connection with fiscal year 2012 equity grants, for officers of the Company. # *

10.21	Form of Restricted Stock Units Agreement for Directors under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.22	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.23	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

Exhibit Number	Description of Exhibits

10.24	Form of terms and conditions applicable to restricted shares under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.25	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.26	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.27	Form of terms and conditions applicable to restricted shares under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.28	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for directors of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.29	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for directors of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.30	CareFusion Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161611). #

10.31	CareFusion Corporation Management Incentive Plan (as amended and restated effective as of July 1, 2010) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2010, File No. 1-34273). #

10.32	CareFusion Corporation Executive Change in Control Severance Plan, as amended and restated effective, January 29, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 1, 2011, File No. 1-34273). #

10.33	Retention Agreement, dated October 15, 2009, between CareFusion Corporation and Dwight Winstead, including a Retention Award and Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2009, File No. 1-34273). #

10.34	Separation Agreement dated June 22, 2010, between CareFusion Corporation and Carol Zilm (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed on August 19, 2010, File No. 1-34273). #

10.35	Retirement Agreement dated as of November 1, 2010, with David L. Schlotterbeck (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on November 2, 2010, File No. 1-34273). #

Exhibit Number	Description of Exhibits

10.36	Offer Letter dated as of November 29, 2010, with James Hinrichs (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 1, 2010, File No. 1-34273). #

10.37	Severance Agreement dated as of December 1, 2010, with Edward Borkowski (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 1, 2010, File No. 1-34273). #

10.38	Employment Agreement dated as of January 29, 2011, with Kieran T. Gallahue (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011, File No. 1-34273). #

10.39	Credit Agreement, dated as of July 6, 2011, among CareFusion Corporation, JPMorgan Chase Bank, N.A., as administrative agent and swing line lender, Bank of America, N.A., as syndication agent, the other lenders party thereto and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2011, File No. 1-34273).

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of CareFusion Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm.*

24.1	Powers of Attorney (included on the signature page).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

99.1	Amended Consent Decree for Condemnation and Permanent Injunction (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273).

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	The schedules and exhibits to the Separation Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission supplementally upon request.

(c)	Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description
II	Valuation and Qualifying Accounts

CAREFUSION CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal Year 2011:
Accounts Receivable	$10	$6	$1	$(3)	$14
Inventory Reserve	51	7	1	(13)	46
Net Investment in Sales-Type Leases	8	1	—	—	9

	$69	$14	$2	$(16)	$69

Fiscal Year 2010:
Accounts Receivable	$18	$—	$(1)	$(7)	$10
Inventory Reserve	42	19	(1)	(9)	51
Net Investment in Sales-Type Leases	7	—	1	—	8

	$67	$19	$(1)	$(16)	$69

Fiscal Year 2009:
Accounts Receivable	$18	$9	$(2)	$(7)	$18
Inventory Reserve	43	15	(1)	(15)	42
Net Investment in Sales-Type Leases	6	1	—	—	7

	$67	$25	$(3)	$(22)	$67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2011.

CAREFUSION CORPORATION

By:	/s/ Kieran T. Gallahue
Kieran T. Gallahue, Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James F. Hinrichs and Joan B. Stafslien, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kieran T. Gallahue Kieran T. Gallahue	Chairman and Chief Executive Officer and Director (principal executive officer)	August 9, 2011

/s/ James F. Hinrichs James F. Hinrichs	Chief Financial Officer (principal financial officer)	August 9, 2011

/s/ Jean Maschal Jean Maschal	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	August 9, 2011

/s/ Philip L. Francis Philip L. Francis	Director	August 9, 2011

/s/ Robert F. Friel Robert F. Friel	Director	August 9, 2011

/s/ Jacqueline B. Kosecoff Jacqueline B. Kosecoff, Ph.D.	Director	August 9, 2011

/s/ J. Michael Losh J. Michael Losh	Presiding Director	August 9, 2011

/s/ Gregory T. Lucier Gregory T. Lucier	Director	August 9, 2011

/s/ Edward D. Miller Edward D. Miller, M.D.	Director	August 9, 2011

/s/ Michael D. O’Halleran Michael D. O’Halleran	Director	August 9, 2011

/s/ Robert P. Wayman Robert P. Wayman	Director	August 9, 2011