Form 10-K/A
period 2011-06-30
CAREFUSION Corp
filed 2011-09-15
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☑

The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on December 31, 2010 was $5,720,780,345. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock as of August 1, 2011 was 223,610,302.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement to be filed for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 (the “Amendment”) amends the Annual Report on Form 10-K of CareFusion Corporation (the “Company”) for the fiscal year ended June 30, 2011 (the “2011 Form 10-K”) filed with the United States Securities and Exchange Commission on August 9, 2011. The purpose of the Amendment is to amend Item 5 to furnish a corrected performance graph and related table that conforms to what will be included in the annual report to stockholders that accompanies the Company’s Proxy Statement to be filed for its 2011 Annual Meeting of Stockholders. The performance graph and related table that were included in Part II, Item 5 of the 2011 Form 10-K included inadvertent errors in certain calculations related to the cumulative total stockholder return of the S&P 500 index and S&P 500 Health Care index.

In addition, as required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Amendment. Since financial statements are not contained in this Amendment, the Company is not furnishing Rule 13a-14(b) certifications in connection with this Amendment.

Except as described in this Explanatory Note, this Form 10-K/A does not modify, amend or update the 2011 Form 10-K or reflect events occurring after the filing of the 2011 Form 10-K.

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

The following graph compares the cumulative total stockholder return on our common stock from September 1, 2009, when “regular way” trading in our common stock began on the NYSE, through June 30, 2011, with the comparable cumulative return of the S&P 500 index and S&P 500 Health Care index. The graph assumes that $100 was invested in our common stock and each index on September 1, 2009. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at September 1, 2009, for the indicated periods.

Fiscal Year 2010	9/1/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010
CareFusion Corporation	$100	$110	$126	$133	$114
S&P 500 Index	100	106	112	119	105
S&P 500 Health Care Index	100	102	112	115	102

Fiscal Year 2011	9/30/2010	12/31/2010	3/31/2011	6/30/2011
CareFusion Corporation	$125	$129	$142	$137
S&P 500 Index	117	129	137	137
S&P 500 Health Care Index	111	115	121	131

Purchase of Equity Securities

The following table contains information about our company’s purchases of equity securities during the fourth quarter of fiscal year 2011:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publicly Announced Program
April 1 – 30, 2011	934	$28.51	—	$—
May 1 – 31, 2011	659	$29.43	—	—
June 1 – 30, 2011	1,433	$28.06	—	—

Total	3,026	$28.50	—	$—

[1]	Represents restricted stock awards surrendered by employees upon vesting to meet tax withholding obligations.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibit Index:

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 2011.

CAREFUSION CORPORATION

By:	/s/ Kieran T. Gallahue

Kieran T. Gallahue, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 15, 2011 by the following persons in the capacities indicated.

Signature	Title

/s/ Kieran T. Gallahue	Chairman and Chief Executive Officer and Director (principal executive officer)
Kieran T. Gallahue

/s/ James F. Hinrichs	Chief Financial Officer
James F. Hinrichs	(principal financial officer)

/s/ Jean Maschal	Senior Vice President, Controller and Chief Accounting Officer
Jean Maschal	(principal accounting officer)

*
Philip L. Francis	Director

*
Robert F. Friel	Director

*
Jacqueline B. Kosecoff, Ph.D.	Director

*
J. Michael Losh	Presiding Director

*
Gregory T. Lucier	Director

*
Edward D. Miller, M.D.	Director

*
Michael D. O’Halleran	Director

*
Robert P. Wayman	Director

* /s/ Joan Stafslien
By: Attorney-in-Fact Joan Stafslien