Form 10-Q
period 2011-09-30
CAREFUSION Corp
filed 2011-11-08
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34273

CareFusion Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-4123274 (I.R.S Employer Identification No.)

3750 Torrey View Court

San Diego, CA 92130

Telephone: (858) 617-2000

(Address of principal executive offices, zip code and

Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, as of October 25, 2011 was 224,615,402.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Item 1A—Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarters Ended September 30,
(in millions, except per share amounts)	2011	2010
Revenue	$844	$811
Cost of Products Sold	417	398

Gross Margin	427	413
Selling, General and Administrative Expenses	273	272
Research and Development Expenses	39	40
Restructuring and Acquisition Integration Charges	7	22

Operating Income	108	79
Interest Expense and Other, Net	25	23

Income Before Income Tax	83	56
Provision for Income Tax	16	20

Income from Continuing Operations	67	36
Income from Discontinued Operations, Net of Tax	—	2

Net Income	$67	$38

PER SHARE AMOUNTS:
Basic Earnings per Common Share:
Continuing Operations	$0.30	$0.17
Discontinued Operations	$—	$0.01
Basic Earnings per Common Share	$0.30	$0.17
Diluted Earnings per Common Share:
Continuing Operations	$0.30	$0.17
Discontinued Operations	$—	$0.01
Diluted Earnings per Common Share	$0.30	$0.17
Weighted-Average Number of Common Shares Outstanding:
Basic	223.8	222.1
Diluted	226.3	223.9

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	September 30, 2011	June 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,186	$1,371
Trade Receivables, Net	506	540
Current Portion of Net Investment in Sales-Type Leases	403	400
Inventories, Net	448	382
Prepaid Expenses	40	28
Other Current Assets	192	147

Total Current Assets	2,775	2,868

Property and Equipment, Net	460	464
Net Investment in Sales-Type Leases, Less Current Portion	961	957
Goodwill	3,034	2,954
Intangible Assets, Net	944	887
Other Assets	90	91

Total Assets	$8,264	$8,221

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$251	$1
Accounts Payable	189	201
Deferred Revenue	88	72
Accrued Compensation and Benefits	84	134
Other Accrued Liabilities	216	211

Total Current Liabilities	828	619

Long-Term Obligations, Less Current Portion	1,151	1,387
Deferred Income Taxes	669	644
Other Liabilities	487	478

Total Liabilities	3,135	3,128

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding – None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding – 224.6 and 223.6 shares at September 30, 2011 and June 30, 2011, respectively	2	2
Treasury Stock, at cost, 0.2 and 0.1 shares at September 30, 2011 and June 30, 2011, respectively	(5)	(3)
Additional Paid-In Capital	4,740	4,740
Retained Earnings	432	365
Accumulated Other Comprehensive Loss	(40)	(11)

Total Stockholders’ Equity	5,129	5,093

Total Liabilities and Stockholders’ Equity	$8,264	$8,221

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarters Ended September 30,
(in millions)	2011	2010
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,371	$985

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$—	$34

Cash Flows from Operating Activities:
Net Income	67	38
Income from Discontinued Operations	—	2

Income from Continuing Operations	67	36
Adjustments to Reconcile Income from Continuing Operations to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	50	45
Other Non-Cash Items	34	23
Change in Operating Assets and Liabilities:
Trade Receivables	38	27
Inventories	(56)	(27)
Net Investment in Sales-Type Leases	(7)	—
Accounts Payable	(15)	(15)
Other Accrued Liabilities and Operating Items, Net	(110)	(93)

Net Cash (Used in) Provided by Operating Activities – Continuing Operations	1	(4)
Net Cash Used in Operating Activities – Discontinued Operations	—	(3)

Net Cash (Used in) Provided by Operating Activities	1	(7)

Cash Flows from Investing Activities:
Cash Paid for Acquisition, Net of Cash Received	(131)	—
Other Investing Activities	(24)	(33)

Net Cash Used in Investing Activities – Continuing Operations	(155)	(33)
Net Cash Used in Investing Activities – Discontinued Operations	—	—

Net Cash Used in Investing Activities	(155)	(33)

Cash Flows from Financing Activities:
Other Financing Activities	(18)	(9)

Net Cash Used in Financing Activities – Continuing Operations	(18)	(9)
Net Cash Used in Financing Activities – Discontinued Operations	—	—

Net Cash Used in Financing Activities	(18)	(9)

Effect of Exchange Rate Changes on Cash – Continuing Operations	(13)	25
Effect of Exchange Rate Changes on Cash – Discontinued Operations	—	8

Net Effect of Exchange Rate Changes on Cash	(13)	33
Net Decrease in Cash and Cash Equivalents – Continuing Operations	(185)	(21)
Net Increase in Cash and Cash Equivalents – Discontinued Operations	—	5

Net Decrease in Cash and Cash Equivalents	(185)	(16)
Cash and Cash Equivalents at September 30, Attributable to Continuing Operations	$1,186	$964

Cash and Cash Equivalents at September 30, Attributable to Discontinued Operations	$—	$39

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Basis of Presentation. References in these notes to the unaudited condensed consolidated financial statements to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our,” “the company” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in the notes to the unaudited condensed consolidated financial statements to “Cardinal Health” refer to Cardinal Health, Inc., an Ohio corporation, and its consolidated subsidiaries.

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The condensed consolidated balance sheet at June 30, 2011 has been derived from the audited consolidated and combined financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated and combined financial statements for our fiscal year ended June 30, 2011, filed with the SEC on Form 10-K on August 9, 2011 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

Reorganization of Segment Information. Leading up to the spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. In July 2011, we made a decision to realign our businesses into two new global operating segments to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. As a result of this business realignment, we also made a determination to realign our reportable segments with our new operating segments. Commencing with the quarter ended September 30, 2011, we have re-segmented our businesses into two new operating and reportable segments: Medical Systems and Procedural Solutions. The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, the Company operates its Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. The Company also includes its software-based infection detection services business within the Medical Systems segment, which it reports as “Other.” The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, the Company operates its Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. The Company also includes its respiratory diagnostics business and its neurological care business within the Procedural Solutions segment, which it reports as “Other.”

For the quarter ended September 30, 2010, certain amounts have been reclassified to conform to the current period presentation. See note 5, note 8 and note 17 to the unaudited condensed consolidated financial statements.

New Accounting Pronouncements (Adopted during Fiscal Year 2012)

ASU 2010-28. In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28 – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). For reporting units with zero or negative carrying amounts, ASU 2010-28 requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether any adverse qualitative factors are present. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted the amendment provisions of ASU 2010-28 on July 1, 2011; the adoption of this standard did not have material impact on our financial condition, results of operations or cash flows. See note 8 to the unaudited condensed consolidated financial statements.

ASU 2010-29. In December 2010, the FASB issued ASU 2010-29 – Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted the amendment provisions of ASU 2010-29 for the quarter ended September 30, 2011. As ASU 2010-29 is a disclosure standard, the adoption of this standard did not have any impact on our financial condition, results of operations or cash flows. See note 3 to the unaudited condensed consolidated financial statements.

NOTE 2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

International Surgical Products Business

During the quarter ended March 31, 2011, we entered into a definitive agreement to sell our International Surgical Products distribution business, resulting in held for sale classification of the underlying assets. Accordingly, the assets of the ISP business were written down to fair value less costs to sell, resulting in a pre-tax impairment charge of $40 million recorded in the quarter ended March 31, 2011. On April 1, 2011, we completed the sale of the ISP business, resulting in a total loss from discontinued operations associated with the ISP business of approximately $47 million, which includes a $5 million loss recorded in the quarter ended June 30, 2011, related to incremental costs to sell and adjustments to the estimated purchase price. At the closing of the sale, we received approximately $124 million in cash. At June 30, 2011, an additional $20 million in receivables were included within current assets in our condensed consolidated balance sheet, for total consideration of approximately $144 million, which is net of purchase price adjustments and was fully collected by September 30, 2011.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Summarized selected financial information for the ISP business for the quarter ended September 30, 2010 is as follows:

(in millions)	Quarter Ended September 30, 2010
Revenue	$97
Operating Income	3
Income from Discontinued Operations	2

NOTE 3. ACQUISITIONS

On August 1, 2011, we completed the acquisition of Rowa Automatisierungssysteme GmbH (“Rowa”), a Germany-based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies. The purchase price of the acquisition, which was paid in cash, was approximately $150 million. The valuation of acquired assets and liabilities resulted in the recognition of goodwill of approximately $84 million, of which approximately $11 million is expected to be deductible for tax purposes; identifiable intangible assets of $81 million; deferred tax liabilities of $23 million; and the remaining amount associated with net assets acquired. Various factors contributed to the establishment of goodwill, including market penetration, an expanded global footprint, and the portfolio of future products under development. The unaudited condensed consolidated financial statements include the results of operations from this business combination from the date of acquisition, which is included in our Medical Systems reporting segment. Had the transaction occurred at the beginning of fiscal year 2012, consolidated results of operations would not have differed materially from reported results.

NOTE 4. EARNINGS PER SHARE

For the quarters ended September 30, 2011 and 2010, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended September 30, 2011 and 2010:

	Quarters Ended September 30,
(shares in millions)	2011	2010
Denominator for Basic Earnings per Share	223.8	222.1
Effect of Dilutive Securities:
Stock Options	0.9	0.4
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.6	1.4

Denominator for Diluted Earnings per Share	226.3	223.9

The table below provides a summary of the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the quarters ended September 30, 2011 and 2010:

	Quarters Ended September 30,
(securities in millions)	2011	2010
Number of Securities	8.4	12.0
Weighted Average Exercise Price	$31.51	$28.97

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income, therefore, the sum of per share components may not equal the per share amounts presented.

NOTE 5. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities and associated charges are measured at fair value as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters ended September 30, 2011 and 2010:

	Quarters Ended September 30,
(in millions)	2011	2010
Restructuring Charges	$7	$20
Acquisition Integration Charges	—	2

Total Restructuring and Acquisition Integration Charges	$7	$22

Restructuring Charges

In fiscal year 2011, we initiated a global restructuring program (the “2011 Plan”), which was initially expected to result in a reduction of approximately 700 positions. The 2011 Plan resulted in a reduction of approximately 850 positions in fiscal year 2011. The total expected restructuring costs associated with the 2011 Plan are approximately $50 million and are recorded to the “Restructuring and Acquisition Integration Charges” line within our condensed consolidated statements of income as they are recognized. Substantially all of the costs associated with the 2011 Plan were incurred as of June 30, 2011.

In addition to the restructuring program discussed above, we periodically incur costs to implement smaller restructuring efforts for specific operations. The restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

The following table includes information regarding our current restructuring programs:

		Quarter Ended September 30, 2011
(in millions)	Accrued June 30, 2011[1]	Accrued Costs	Cash Payments	Accrued Sept. 30, 2011[1]	Total Costs Expensed to Date	Total Expected Program Costs
2011 Plan[2]	$7	$2	$(5)	$4	$51	$50

Total Other Restructuring Programs[3]	5	2	(2)	5

Total Restructuring Programs	$12	$4	$(7)	$9

[1]	Included within “Other Accrued Liabilities” in the condensed consolidated balance sheets.
[2]

The costs associated with the 2011 Plan primarily consist of severance and outplacement services and associated payroll costs accrued upon either communication of terms to employees or over the required service period, excluding impairment charges of $3 million related to net changes in accrual balances.

[3]	Total costs expensed to date and total program costs are not provided separately for other restructuring programs based on the short duration and smaller size of these programs.

As discussed in note 1 to the unaudited condensed consolidated financial statements, in order to better align our operating and reporting structures with our updated business profile, commencing with the quarter ended September 30, 2011, we have re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table segregates our restructuring charges into our reportable segments for the quarters ended September 30, 2011 and 2010, net of reclassification adjustments to conform to the current period presentation:

	Quarters Ended September 30,
(in millions)	2011	2010
Medical Systems	$5	$13
Procedural Solutions	2	7

Total Restructuring Charges	$7	$20

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the quarter ended September 30, 2010 were primarily the result of the acquisition of Medegen, LLC (“Medegen”) in May 2010.

Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

NOTE 6. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	September 30, 2011	June 30, 2011
Finished Goods	$310	$256
Work-in-Process	24	26
Raw Materials	159	146

	493	428
Reserve for Excess and Obsolete Inventories	(45)	(46)

Inventories, Net	$448	$382

NOTE 7. FINANCING RECEIVABLES

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The change in the allowance for credit losses on financing receivables for the three months ended September 30, 2011, consisted of the following:

(in millions)
Beginning balance of allowance for credit losses – June 30, 2011	$9
Charge-offs	—
Recoveries	—
Provisions	—

Ending balance of allowance for credit losses – September 30, 2011	$9

The following table summarizes the credit losses and recorded investment in sales-type leases as of September 30, 2011:

(in millions)
Allowance for credit losses:
Ending Balance at September 30, 2011	$9

Ending Balance: individually evaluated for impairment	$1

Ending Balance: collectively evaluated for impairment	$8

Sales-Type Leases:
Ending Balance at September 30, 2011	$1,364

Ending Balance: individually evaluated for impairment	$4

Ending Balance: collectively evaluated for impairment	$1,360

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2011	$2,954
Goodwill Acquired, Net of Foreign Currency Translation Adjustments	80

Balance at September 30, 2011	$3,034

As discussed in note 1 to the unaudited condensed consolidated financial statements, in order to better align our operating and reporting structures with our updated business profile, commencing with the quarter ended September 30, 2011, we have re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions.

As of September 30, 2011, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $1,633 million and $1,401 million, respectively. As of June 30, 2011, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $1,553 million and $1,401 million, respectively, net of reclassification adjustments to conform to the current period presentation. The amount set forth above for goodwill acquired reflects the acquisition of Rowa, which we completed on August 1, 2011.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to 20 years. The detail of other intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
September 30, 2011
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	334	—	334

Total Unamortized Intangibles		379	—	379
Amortized Intangibles:
Trademarks and Patents	12	92	41	51
Developed Technology	10	352	134	218
Customer Relationships	14	523	233	290
Other	9	36	30	6

Total Amortized Intangibles	12	1,003	438	565

Total Intangibles		$1,382	$438	$944

June 30, 2011
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	334	—	334

Total Unamortized Intangibles		379	—	379
Amortized Intangibles:
Trademarks and Patents	12	86	39	47
Developed Technology	9	300	125	175
Customer Relationships	14	502	222	280
Other	9	36	30	6

Total Amortized Intangibles	12	924	416	508

Total Intangibles		$1,303	$416	$887

Amortization expense is as follows:

	Quarters Ended September 30,
(in millions)	2011	2010
Amortization Expense	$22	$21

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2012	2013	2014	2015	2016
Amortization Expense	$89	$68	$65	$51	$50

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 9. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The computation of comprehensive income for the quarters ended September 30, 2011 and 2010 is as follows:

	Quarters Ended September 30,
(in millions)	2011	2010
Net Income	$67	$38
Foreign Currency Translation Adjustments	(29)	47
Net Unrealized Loss on Derivative Instruments	(2)	(2)
Net Change in Minimum Pension Liability	—	1
Other	2	(3)

Comprehensive Income, Net of Tax	$38	$81

The components of accumulated other comprehensive loss, net of tax, consisted of the following:

(in millions)	September 30, 2011	June 30, 2011

Foreign Currency Translation Adjustments	$(38)	$(9)
Net Unrealized Gain (Loss) on Derivative Instruments	(1)	1
Minimum Pension Liability	(2)	(2)
Other	1	(1)

Accumulated Other Comprehensive Loss	$(40)	$(11)

NOTE 10. BORROWINGS

Borrowings consisted of the following:

(in millions)	September 30, 2011	June 30, 2011
Senior Notes due 2012, 4.125% Less Unamortized Discount of $0.5 million at September 30, 2011, Effective Rate 4.37%	$250	$249
Senior Notes due 2014, 5.125% Less Unamortized Discount of $2.8 million at September 30, 2011, Effective Rate 5.36%	447	447
Senior Notes due 2019, 6.375% Less Unamortized Discount of $9.6 million at September 30, 2011, Effective Rate 6.60%	690	690
Euro Denominated Debt, Interest Averaging 3.51% at September 30, 2011, Due in Varying Installments through 2020	13	—
Other Obligations; Interest Averaging 7.72% at September 30, 2011 and 7.49% at June 30, 2011, Due in Varying Installments through 2014	2	2

Total Borrowings	1,402	1,388
Less: Current Portion	251	1

Long-Term Portion	$1,151	$1,387

Senior Unsecured Notes. In July 2009, we sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion. The discount on sale of the senior unsecured notes is amortized to interest expense utilizing the effective interest method.

Euro Denominated Debt. In connection with our acquisition of Rowa on August 1, 2011, we assumed a 9 million euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. At September 30, 2011, the aggregate outstanding balance on these loans was $13 million.

Revolving Credit Facilities. In July 2011, we terminated an existing three-year senior unsecured revolving credit facility with an aggregate available principal amount of $480 million and entered into a new five-year senior

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

unsecured revolving credit facility with an aggregate available principal amount of $550 million. During the fiscal year ended June 30, 2011, we also maintained a $240 million 364-day revolving credit facility which expired on August 30, 2010.

The new five-year credit facility matures on July 6, 2016. At our request and subject to certain conditions, the commitments under the facility may be increased by up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Borrowings under the five-year credit facility bear interest at a rate per annum based upon the British Bankers Association LIBOR Rate or the alternate base rate, in each case plus an applicable margin, which varies based upon CareFusion’s debt ratings. The five-year credit facility also requires us to pay a quarterly commitment fee to the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings.

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

At September 30, 2011 and June 30, 2011, there were no amounts outstanding under our revolving credit facilities.

Other Borrowings. We maintain other borrowings that consist primarily of additional notes, loans and capital leases. These additional notes, loans and capital leases totaled $2 million at both September 30, 2011 and June 30, 2011. Obligations related to capital leases are secured by the underlying assets.

Letters of Credit and Bank Guarantees. At September 30, 2011 and June 30, 2011, we had $21 million and $19 million, respectively, of letters of credit and bank guarantees outstanding.

NOTE 11. INCOME TAX

The effective tax rate was 19.0% and 34.4%, respectively, for the quarters ended September 30, 2011 and 2010.

The difference between the effective tax rate for the quarter ended September 30, 2011 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate as well as the favorable discrete adjustments related to foreign tax refunds.

The difference between the effective tax rate for the quarter ended September 30, 2010 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable discrete adjustments for uncertain tax positions.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

to our 2003 through 2005 fiscal years. We continue to engage in substantive discussion for these periods and it is reasonably possible that we will reach a favorable settlement with the IRS on these years within the next twelve months.

During the quarter ended September 30, 2011, we commenced the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010. Furthermore, during the second quarter of fiscal year 2012, we commenced the tax audit for the short period September 1, 2009 through June 30, 2010.

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

Administrative Subpoenas. In April 2011, we received a federal administrative subpoena from the U.S. Department of Justice (“Department of Justice”) through the U.S. Attorney for the District of Kansas. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. Both subpoenas contain a request for documents and other materials that relate primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. We are cooperating with the Department of Justice and the OIG to respond to these requests. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened, or any outcome of these matters. We cannot estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of September 30, 2011, we had no reserves in connection with the amended consent decree to cover any future costs and expenses of compliance with the amended consent decree.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of September 30, 2011 and June 30, 2011:

(in millions)	September 30, 2011	June 30, 2011
Assets[1]:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$1	$1
Liabilities[2]:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	$3	$1

[1]	All derivative assets are recorded as “Other Current Assets” in the condensed consolidated balance sheets.
[2]	All derivative liabilities are recorded as “Other Accrued Liabilities” in the condensed consolidated balance sheets.

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

At September 30, 2011 and June 30, 2011, we held forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses.

The following table shows the notional amount of the outstanding cash flow hedges as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$76	$91

As of September 30, 2011, the foreign currency forward contracts are expected to mature through September 2012.

Credit risk of these contracts was not material as of September 30, 2011 and June 30, 2011. The unrealized gain (loss) included in OCI and the condensed consolidated balance sheets at September 30, 2011 and June 30, 2011, as well as the amounts reclassified from OCI to the condensed consolidated statements of income for the quarters ended September 30, 2011 and 2010 was not material.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Expense and Other, Net”. The cash flow impact of fair value hedges is included in the condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”. The maximum period of time that we hedge exposure for foreign currency fair value hedges is 31 days.

The following table summarizes the notional amount of the fair value hedges outstanding as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$63	$222

During the quarters ended September 30, 2011 and 2010, we recognized a $1 million gain and a $1 million loss, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on quoted market prices for the same or similar instruments as of September 30, 2011 and June 30, 2011:

	September 30, 2011		June 30, 2011
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign Currency Forward Contracts	$139	$(2)	$313	$—

NOTE 14. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2011:

(in millions)	Level 1
Financial Assets:
Cash Equivalents	$1,068
Other Investments	13

Total	$1,081

The cash equivalents balance is comprised of highly liquid investments purchased with an original maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. We had no level 2 or level 3 assets or liabilities measured on a recurring basis at September 30, 2011.

Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,589 million and $1,549 million as of September 30, 2011 and June 30, 2011, respectively, as compared to the net carrying amounts of $1,402 million and $1,388 million at September 30, 2011 and June 30, 2011, respectively. The fair value of our senior notes at September 30, 2011 and June 30, 2011 was based on quoted market prices. The fair value of the other obligations at September 30, 2011 and June 30, 2011, was based on either the quoted market prices for the same or similar debt. The fair value of the Rowa debt facility at September 30, 2011 and August 1, 2011, the date of acquisition, was determined using a discounted cash flow analysis, and approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 10 to the unaudited condensed consolidated financial statements.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS

Upon our spinoff from Cardinal Health on August 31, 2009, Cardinal Health retained approximately 19% of our outstanding common stock and was considered a related party until September 15, 2010, at which time Cardinal Health sold the remaining shares of our common stock that it retained in connection with the spinoff (see note 1). In connection with the spinoff, we entered into several commercial agreements with Cardinal Health. The following paragraphs discuss related party transactions with Cardinal Health prior to September 15, 2010 and how they were accounted for in our consolidated and combined financial statements.

Pursuant to our transition services agreement, we incurred charges of $16 million for the period July 1, 2010 to September 15, 2010.

Pursuant to a distribution agreement, Cardinal Health continued to distribute certain of our products and supplies through its medical distribution business on our behalf. Pursuant to an accounts receivable factoring agreement, we sold certain of our accounts receivable associated with this distribution agreement to Cardinal Health. Under these arrangements, title to the products and supplies did not transfer to Cardinal Health and inventory related to these products was retained by CareFusion. Service fees related to this agreement were $8 million for the period July 1, 2010 to September 15, 2010. We ceased operating under substantially all of these agreements on April 1, 2011, at which point in time Cardinal Health began purchasing these products and supplies and taking title upon receipt as a reseller of CareFusion products.

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

Total product revenue related to these agreements was $61 million for the period July 1, 2010 to September 15, 2010. Total product purchases from Cardinal Health were $21 million for the period July 1, 2010 to September 15, 2010. Service fees paid to Cardinal Health were $5 million for the period July 1, 2010 to September 15, 2010. Service fee revenue from Cardinal Health was immaterial for the period July 1, 2010 to September 15, 2010.

For further information regarding these agreements see our Form 10-K, filed with the SEC on August 9, 2011.

NOTE 16. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The table below summarizes the changes in the carrying amount of the liability for product warranties for the three months ended September 30, 2011:

(in millions)
Balance at June 30, 2011	$21
Warranty Accrual	15
Warranty Claims Paid	(3)
Adjustments to Preexisting Accruals	1

Balance at September 30, 2011	$34

As of September 30, 2011 and June 30, 2011, approximately $19 million and $8 million, respectively, of the ending liability balances related to accruals for product recalls. During the quarter ended September 30, 2011, we increased our warranty liability by $12 million as a result of product recall charges within costs of goods sold.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 17. SEGMENT INFORMATION

As discussed in note 1 to the unaudited condensed consolidated financial statements, in order to better align our operating and reportable segments with the manner in which we organize our businesses, commencing in the quarter ended September 30, 2011, we have re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions. Our operations are principally managed on a products and services basis, and the Medical Systems and Procedural Solutions segments focus primarily on our medical equipment businesses and disposable products businesses, respectively.

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

Medical Systems. The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, the Company operates its Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. The Company also includes its software-based infection detection services business within the Medical Systems segment, which it reports as “Other.”

Procedural Solutions. The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, the Company operates its Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. The Company also includes its respiratory diagnostics business and its neurological care business within the Procedural Solutions segment, which it reports as “Other.”

We evaluate the performance of our operating segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, SG&A expenses, research and development expenses and restructuring and acquisition integration charges. With the exception of goodwill, we do not identify or allocate assets by operating segment; accordingly, segment related disclosures with respect to assets have been omitted. See note 8 to the unaudited condensed consolidated financial statements.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table presents information about our reporting segments for the quarters ended September 30, 2011 and 2010, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions	Total
September 30, 2011:
External Revenues	$509	$335	$844
Depreciation and Amortization	33	17	50
Operating Income	88	20	108
Capital Expenditures	18	6	24

September 30, 2010:[1]
External Revenues	$468	$343	$811
Depreciation and Amortization	28	17	45
Operating Income	68	11	79
Capital Expenditures	25	10	35

[1]	Segment results have been adjusted for discontinued operations. See note 2.

The following table presents revenue and net property and equipment by geographic area:

	Revenue		Property and Equipment, Net
	Quarters Ended September 30,		As of September 30,	As of June 30,
(in millions)	2011	2010	2011	2011
United States	$661	$667	$346	$354
International	183	144	114	110

Total	$844	$811	$460	$464

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated and combined financial statements and related notes thereto for the fiscal year ended June 30, 2011, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 9, 2011.

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

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the SEC instructions to Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The audited consolidated and combined financial statements for our fiscal year ended June 30, 2011, filed with the SEC on Form 10-K on August 9, 2011 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Leading up to the spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. In July 2011, we made a decision to realign our businesses into two new global operating segments to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. As a result of this business realignment, we also made a determination to realign our reportable segments with our new operating segments. Commencing with the quarter ended September 30, 2011, we have re-segmented our businesses into two new operating and reportable segments: Medical Systems and Procedural Solutions. The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, the Company operates its Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. The Company also includes its software-based infection detection services business within the Medical Systems segment, which it reports as “Other.” The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, the Company operates its Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. The Company also includes its respiratory diagnostics business and its neurological care business within the Procedural Solutions segment, which it reports as “Other.”

For the quarter ended September 30, 2010, certain amounts have been reclassified to conform to the current period presentation. See note 5, note 8 and note 17 to the unaudited condensed consolidated financial statements.

During fiscal year 2011, we divested our International Surgical Products (“ISP”) business. The results of our ISP business are reflected in discontinued operations in the financial information included throughout this Form 10-Q. See note 2 to the unaudited condensed consolidated financial statements.

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

For the quarter ended September 30, 2011, we generated revenues and income from continuing operations of $844 million and $67 million, respectively, compared to revenues and income from continuing operations of $811 million and $36 million, respectively, for the quarter ended September 30, 2010.

Year over year, our revenues increased as a result of strong performance from our Infusion Systems and Dispensing Technologies business lines. Also, consistent with our goal of accelerating global growth and pursuing strategic opportunities, our acquisition of Rowa on August 1, 2011 contributed to increased revenues for the quarter ended September 30, 2011.

Our financial results were negatively impacted during the quarter by an increase in recall reserves in our Medical Systems segment. We recorded a $12 million charge, the majority of which is related to expenses incurred and future expected costs associated with voluntary field corrections for a portion of our installed base of AVEA ventilators. While we are in the process of remediating the affected ventilators, we continue to manufacture and sell our AVEA ventilator products.

During fiscal year 2011 our operations were impacted by our global restructuring program. This program, announced in August 2010 (“the 2011 Plan”), was designed to reduce our cost structure and streamline operations, and was initially expected to result in a reduction of approximately 700 positions. The 2011 Plan resulted in a reduction of approximately 850 positions in fiscal 2011. This program provided operating expense savings of approximately $103 million in fiscal year 2011, primarily as a result of reducing headcount and eliminating unfilled positions. Of the $103 million of savings, approximately $65 million was a result of year over year savings in selling, general and administrative expense (“SG&A”) and lower cost of sales expense, and $38 million was a result of not filling open positions. The total expected restructuring costs associated with the 2011 Plan are approximately $50 million. Substantially all of the costs associated with the 2011 Plan were incurred as of June 30, 2011.

In fiscal year 2011, we incurred additional one-time expenditures associated with the separation from Cardinal Health (capital and expense), the total of which was approximately $80 million. All substantive expenditures associated with standing up operations from the spinoff were substantially complete as of the end of fiscal year 2011. We have funded these costs through cash from operations and cash on hand. The capital portion of these expenditures are being amortized over their useful lives and the other expenditures were expensed as incurred, depending on their nature. During the quarters ended September 30, 2011 and 2010, we incurred approximately $3 million and $23 million of these one-time expenditures, respectively.

Our capital equipment revenues are subject to a certain degree of seasonality that aligns to our customer capital equipment purchasing cycles. As a normal course of business, this seasonality would manifest itself with higher sales in our second and fourth quarters and lower sales in our first and third quarters of our fiscal year.

Consolidated Results of Operations

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended September 30, 2011 and 2010:

	Quarters Ended September 30,
(in millions)	2011	2010	Change
Revenue	$844	$811	$33
Cost of Products Sold	417	398	19

Gross Margin	427	413	14
Selling, General and Administrative Expenses	273	272	1
Research and Development Expenses	39	40	(1)
Restructuring and Acquisition Integration Charges	7	22	(15)

Operating Income	108	79	29
Interest Expense and Other, Net	25	23	2

Income Before Income Tax	83	56	27
Provision for Income Tax	16	20	(4)

Income from Continuing Operations	67	36	31
Income from Discontinued Operations, Net of Tax	—	2	(2)

Net Income	$67	$38	$29

Revenue

Revenue in our Medical Systems segment increased 9% to $509 million for the quarter ended September 30, 2011 compared to the prior year. Revenue increased largely as a result of increased sales for our Infusion Systems and Dispensing Technologies business lines, which was partially offset by decreased revenue for our Respiratory Technologies business.

Infusion Systems revenues increased as a result of core business growth primarily in the dedicated disposable product volumes. Dispensing Technologies revenues increased primarily as a result of core business growth and our acquisition of Rowa.

Revenue in our Procedural Solutions segment decreased by 2% to $335 million for the quarter ended September 30, 2011 compared to the prior year. The revenue decrease is primarily attributable to the impact of divesting our OnSite services business in March 2011, partially offset by an increase in product sales in our Infection Prevention business.

Gross Margin and Cost of Products Sold

Gross margin increased 3% to $427 million during the quarter ended September 30, 2011 compared to the prior year. As a percentage of revenue, gross margin was 50.6% for the quarter ended September 30, 2011 compared to 50.9% in the prior year.

The increase in gross margin was primarily the result of higher sales associated with our Infusion Systems and Dispensing Technologies business lines, partially offset by recall charges incurred by our Respiratory Technologies business. Changes in product mix toward higher margin products and favorable manufacturing cost reductions had a positive impact on gross margin as a percentage of revenue, but was more than offset by the impact of the recall charges. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative and Research and Development Expenses

SG&A and Research and Development expenses remained unchanged at $312 million during the quarter ended September 30, 2011 compared to the prior year. Included within our SG&A expenses are certain one-time costs associated with our spinoff from Cardinal Health of $16 million for the quarter ended September 30, 2010. Expenditures associated with standing up operations from the spinoff were substantially complete as of the end of fiscal year 2011.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $15 million to $7 million during the quarter ended September 30, 2011 compared to the prior year. We incurred charges of approximately $5 million during the quarter ended September 30, 2011 associated with the 2011 Plan. In addition to the 2011 Plan, we periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

Operating Income

Segment profit in our Medical Systems reportable segment increased 29% to $88 million during the quarter ended September 30, 2011 compared to the prior year. The increase in segment profit was primarily driven by higher revenue and gross margins in our Infusion Systems and Dispensing Technologies business lines, the impact of the Rowa acquisition, and reductions in restructuring charges. Partially offsetting this increase were lower revenues from our Respiratory Technologies business, as well as the impact of recall charges for the segment.

Segment profit in our Procedural Solutions reportable segment increased 82% to $20 million during the quarter ended September 30, 2011. The increase in segment profit was primarily attributable to the impact of reductions in restructuring charges, which was partially offset by the impact of divesting our Onsite Services business.

Interest Expense and Other, Net

Interest expense and other, net increased 9% to $25 million during the quarter ended September 30, 2011 compared to the prior year. This increase was primarily due to costs associated with the termination of our three-year senior unsecured revolving credit facility and the implementation of our new five-year senior unsecured revolving credit facility, which occurred during the quarter.

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

Provision for Income Tax

Income tax expense decreased 20% to $16 million for the quarter ended September 30, 2011 compared to the prior year. The effective tax rate for the quarter ended September 30, 2011 was 19.0% compared to 34.4% for the quarter ended September 30, 2010. The decrease in the effective tax rate was primarily due to a decrease in discrete tax expense as well as the favorable impact of year over year shift in earnings of the foreign jurisdictions taxed at less than the U.S. statutory rate.

Generally, fluctuations in our effective tax rate are primarily due to changes within international and state effective tax rates resulting from our business mix and changes in the tax impact of restructuring and acquisition integration charges and other discrete items, which may have unique tax implications depending on the nature of the item.

We are currently before the IRS office of appeals for fiscal years 2003 through 2007. We continue to engage in substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal years. It is reasonably possible that we will reach a favorable settlement with the IRS in relation to the fiscal years 2003 through 2005 within the next twelve months.

During the quarter ended September 30, 2011, we commenced the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010. During the second quarter of fiscal year 2012, we commenced the tax audit for the short period September 1, 2009 through June 30, 2010.

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

Income from Discontinued Operations, Net of Tax

During the quarter ended September 30, 2011 there were no discontinued operations, compared to income from discontinued operations of $2 million for the quarter ended September 30, 2010. The income from discontinued operations in the prior year is primarily due to the results from the International Surgical Products business, which was sold on April 1, 2011.

For additional details regarding discontinued operations, see note 2 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Overview

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. Our cash balance at September 30, 2011 was $1,186 million. Of this balance, $1,053 million is held outside of the United States and is denominated in United States dollars as well as other currencies. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

We are currently before the IRS office of appeals for fiscal years 2003 through 2007. In addition, we have commenced federal income tax audits for fiscal years 2008 through 2010. We believe that we have provided adequate reserves for these matters. However, even if we are adequately reserved, final settlement of these matters may require us to make cash payments to the IRS which could be material. In addition, these payments may result in increased costs if we need to utilize our revolving credit facility or repatriate foreign cash to fund these payments. See note 11 to the unaudited condensed consolidated financial statements for further information.

During the quarter ended September 30, 2011, we initiated recalls related to certain of our products. We increased our existing reserve in the amount of $12 million, which we believe will be sufficient to address the costs associated with these recalls. However, the actual cost of addressing these product recalls could be more or less than amounts reserved. See note 16 to the unaudited condensed consolidated financial statements for further information.

Sources and Uses of Cash

The following table summarizes our condensed consolidated statements of cash flows from continuing operations:

	Quarters Ended September 30,
(in millions)	2011	2010	Change
Cash Flow (Used in) Provided by:
Operating Activities	$1	$(4)	$5
Investing Activities	$(155)	$(33)	$(122)
Financing Activities	$(18)	$(9)	$(9)

Quarters Ended September 30, 2011 and 2010

Net operating cash flow provided by continuing operations was $1 million for the quarter ended September 30, 2011 compared to net operating cash flow used in continuing operations of $4 million for the quarter ended September 30, 2010. The increase in cash flow provided by continuing operations was due to higher net income, adjusted for the impact of non-cash items ($47 million) and an increase in cash flow associated with accounts receivable ($11 million), partially offset by a decrease in cash flow associated with inventories as a result of increased build ($29 million), and a decrease in cash flow associated with other accrued liabilities and operating items ($17 million) primarily attributable to changes in income taxes payable, and increases in uncertain tax position reserves.

Net cash used in continuing operations from investing activities increased $122 million for the quarter ended September 30, 2011 compared to the prior year due to the acquisition of Rowa ($131 million, net of cash received) and partially offset by a decrease in capital expenditures, intangible asset additions, and other investing activities ($9 million).

Net cash used in continuing operations from financing activities increased $9 million for the quarter ended September 30, 2011 compared to the prior year due to an increase in the amounts paid for treasury shares and withholding taxes associated with the vesting of equity-based compensation awards, as well as costs associated with the implementation of our new five-year senior unsecured revolving credit facility.

Capital Resources

Revolving Credit Facilities. In July 2011, we terminated an existing three-year senior unsecured revolving credit facility with an aggregate available principal amount of $480 million and entered into a new five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million, which matures in July 2016.

At September 30, 2011, there were no amounts outstanding under our senior unsecured revolving credit facility.

For additional detail regarding the five-year senior unsecured revolving credit facility, see note 10 to the unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

At September 30, 2011, we did not have any off-balance sheet arrangements. We have had no material changes related to contractual obligations since June 30, 2011. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K, filed with the SEC on August 9, 2011.

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

As of September 30, 2011, substantially all of our outstanding debt balances is fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. In July 2011, we terminated our three-year, $480 million senior unsecured revolving credit facility and replaced it with a five-year, $550 million senior unsecured revolving credit facility. At September 30, 2011, there were no outstanding amounts under our five-year senior unsecured revolving credit facility.

The tables below present information about our investment portfolio and debt obligations:

	September 30, 2011
	Maturing in Fiscal Year
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Market Value [3]
ASSETS
Cash and Cash Equivalents
Cash	$118	$—	$—	$—	$—	$—	$118	$118
Cash Equivalents	$1,068	$—	$—	$—	$—	$—	$1,068	$1,068
Weighted Average Interest Rate [1]	0.18%	—	—	—	—	—	0.18%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt [2]	$—	$251	$2	$452	$2	$706	$1,413	$1,587
Weighted Average Coupon Rate	—	4.12%	3.47%	5.12%	3.47%	6.35%	5.55%	—
Other Obligations	$1	$1	$—	$—	$—	$—	$2	$2
Weighted Average Interest Rate	6.50%	7.69%	—	—	—	—	7.72%	—

	June 30, 2011
	Maturing in Fiscal Year
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Market Value [3]
ASSETS
Cash and Cash Equivalents
Cash	$139	$—	$—	$—	$—	$—	$139	$139
Cash Equivalents	$1,232	$—	$—	$—	$—	$—	$1,232	$1,232
Weighted Average Interest Rate [1]	0.21%	—	—	—	—	—	0.21%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt [2]	$—	$250	$—	$450	$—	$700	$1,400	$1,547
Weighted Average Coupon Rate	—	4.13%	—	5.13%	—	6.38%	5.57%	—
Other Obligations	$1	$1	$—	$—	$—	$—	$2	$2
Weighted Average Interest Rate	6.70%	7.15%	—	—	—	—	7.49%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of a $13 million and $14 million purchase discount at September 30, 2011 and June 30, 2011, respectively.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,589 million and $1,549 million at September 30, 2011 and June 30, 2011, respectively. The fair value of our senior notes at September 30, 2011 and June 30, 2011 was based on quoted market prices. The fair value of the other obligations at September 30, 2011 and June 30, 2011 was based on either the quoted market prices for the same or similar debt. The fair value of the Rowa debt facility at September 30, 2011 and August 1, 2011, the date of acquisition, was determined using a discounted cash flow analysis, and approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

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

The following table provides information about our foreign currency derivative instruments outstanding as of September 30, 2011 and June 30, 2011:

	September 30, 2011		June 30, 2011
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$14	1.4	$153	1.4
Australian Dollar	28	1.0	36	1.0
New Zealand Dollar	8	0.8	9	0.8
South African Rand	1	7.9	2	7.2
Mexico Peso	1	13.4	7	12.0
Canadian Dollar	4	1.0	1	1.0
Swiss Franc	—	—	3	0.9
British Pound	34	1.6	47	1.6

Total	$90		$258

Estimated Fair Value	$1		$—

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$34	13.4	$33	12.0
Swiss Franc	15	0.9	14	0.9
British Pound	—	—	1	1.6

Total	$49		$48

Estimated Fair Value	$(3)		$1

Foreign Currency Forward Contracts:
(Pay foreign currency/receive euros)
British Pound	$—	—	$7	0.9

Total	$—		$7

Estimated Fair Value	$—		$—

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

The sales and marketing of medical devices is under increased scrutiny by the FDA and other enforcement bodies. If our sales and marketing activities fail to comply with FDA regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies. A number of companies in the healthcare industry have been the subject of enforcement actions related to their sales and marketing practices, including their relationships with doctors and off-label promotion of products. In April 2011, we received a federal administrative subpoena from the Department of Justice. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. Both subpoenas contain a request for documents and other materials that relate primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. See note 12 to the unaudited condensed consolidated financial statements included in this Form 10-Q for more information. We cannot control the pace or scope of any investigation, and responding to the subpoena requests and any investigation will require the allocation of resources, including management time and attention. If we were to become the subject of an enforcement action, including any action resulting from the investigation by the Department of Justice or OIG, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have an adverse effect on our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our company’s purchases of equity securities during the quarter ended September 30, 2011:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publically Announced Program
July 1 – 31, 2011	3,419	$26.97	—	$—
August 1 – 31, 2011	61,320	25.60	—	—
September 1 – 30, 2011	939	24.14	—	—

Total	65,678	25.65	—	$—

[1]	Represents restricted stock awards surrendered by employees upon vesting to meet tax withholding obligations.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information included herewith is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREFUSION CORPORATION

Date: November 8, 2011	By:	/s/ James F. Hinrichs
James F. Hinrichs, Chief Financial Officer (Principal financial officer and duly authorized signatory)