Form 10-Q
period 2011-12-31
CAREFUSION Corp
filed 2012-02-03
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The number of outstanding shares of the registrant’s common stock, as of January 19, 2012 was 224,760,527.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2011	2010	2011	2010
Revenue	$915	$886	$1,759	$1,697
Cost of Products Sold	458	441	875	839

Gross Margin	457	445	884	858

Selling, General and Administrative Expenses	267	270	540	542
Research and Development Expenses	40	36	79	76
Restructuring and Acquisition Integration Charges	7	17	14	39

Operating Income	143	122	251	201

Interest Expense and Other, Net	17	20	42	43

Income Before Income Tax	126	102	209	158
Provision for Income Tax	31	29	47	49

Income from Continuing Operations	95	73	162	109
Income from Discontinued Operations, Net of Tax	—	3	—	5

Net Income	$95	$76	$162	$114

PER SHARE AMOUNTS:

Basic Earnings per Common Share:
Continuing Operations	$0.42	$0.32	$0.72	$0.49
Discontinued Operations	$—	$0.01	$—	$0.02
Basic Earnings per Common Share	$0.42	$0.34	$0.72	$0.51

Diluted Earnings per Common Share:
Continuing Operations	$0.42	$0.32	$0.72	$0.49
Discontinued Operations	$—	$0.01	$—	$0.02
Diluted Earnings per Common Share	$0.42	$0.34	$0.72	$0.51

Weighted-Average Number of Common Shares Outstanding:
Basic	224.7	222.8	224.3	222.4
Diluted	226.6	224.5	226.5	224.2

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	December 31, 2011	June 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,347	$1,371
Trade Receivables, Net	509	540
Current Portion of Net Investment in Sales-Type Leases	390	400
Inventories, Net	444	382
Prepaid Expenses	33	28
Other Current Assets	182	147

Total Current Assets	2,905	2,868

Property and Equipment, Net	448	464
Net Investment in Sales-Type Leases, Less Current Portion	966	957
Goodwill	3,031	2,954
Intangible Assets, Net	921	887
Other Assets	92	91

Total Assets	$8,363	$8,221

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$251	$1
Accounts Payable	163	201
Deferred Revenue	96	72
Accrued Compensation and Benefits	111	134
Other Accrued Liabilities	216	211

Total Current Liabilities	837	619

Long-Term Obligations, Less Current Portion	1,151	1,387
Deferred Income Taxes	661	644
Other Liabilities	496	478

Total Liabilities	3,145	3,128

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding – None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding – 224.7 and 223.6 shares at December 31, 2011 and June 30, 2011, respectively	2	2
Treasury Stock, at cost, 0.2 and 0.1 shares at December 31, 2011 and June 30, 2011, respectively	(5)	(3)
Additional Paid-In Capital	4,756	4,740
Retained Earnings	527	365
Accumulated Other Comprehensive Loss	(62)	(11)

Total Stockholders’ Equity	5,218	5,093

Total Liabilities and Stockholders’ Equity	$8,363	$8,221

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
(in millions)	2011	2010
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,371	$985

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$—	$34

Cash Flows from Operating Activities:
Net Income	162	114
Income from Discontinued Operations	—	5

Income from Continuing Operations	162	109

Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	100	93
Other Non-Cash Items	44	30
Change in Operating Assets and Liabilities:
Trade Receivables	33	(35)
Inventories	(53)	(21)
Net Investment in Sales-Type Leases	2	(8)
Accounts Payable	(40)	(18)
Other Accrued Liabilities and Operating Items, Net	(58)	(37)

Net Cash Provided by Operating Activities – Continuing Operations	190	113
Net Cash Used in Operating Activities – Discontinued Operations	—	(1)

Net Cash Provided by Operating Activities	190	112

Cash Flows from Investing Activities:
Cash Paid for Acquisition, Net of Cash Received	(131)	—
Other Investing Activities, Net	(46)	(66)

Net Cash Used in Investing Activities – Continuing Operations	(177)	(66)
Net Cash Used in Investing Activities – Discontinued Operations	—	—

Net Cash Used in Investing Activities	(177)	(66)

Cash Flows from Financing Activities:
Other Financing Activities	(16)	(14)

Net Cash Used in Financing Activities – Continuing Operations	(16)	(14)
Net Cash Provided by Financing Activities – Discontinued Operations	—	6

Net Cash Used in Financing Activities	(16)	(8)

Effect of Exchange Rate Changes on Cash – Continuing Operations	(21)	23
Effect of Exchange Rate Changes on Cash – Discontinued Operations	—	7

Net Effect of Exchange Rate Changes on Cash	(21)	30

Net Increase (Decrease) in Cash and Cash Equivalents – Continuing Operations	(24)	56
Net Increase in Cash and Cash Equivalents – Discontinued Operations	—	12

Net Increase (Decrease) in Cash and Cash Equivalents	(24)	68

Cash and Cash Equivalents at December 31, Attributable to Continuing Operations	$1,347	$1,041

Cash and Cash Equivalents at December 31, Attributable to Discontinued Operations	$—	$46

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

Reorganization of Segment Information. Leading up to the spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. In July 2011, we made a decision to realign our businesses into two new global operating segments to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. As a result of this business realignment, we also made a determination to realign our reportable segments with our new operating segments. Commencing with the quarter ended September 30, 2011, we re-segmented our businesses into two new operating and reportable segments: Medical Systems and Procedural Solutions. The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, the Company operates its Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. The Company also includes its data mining surveillance service business within the Medical Systems segment, which it reports as “Other.” The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, the Company operates its Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business line includes

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. The Company also includes its respiratory diagnostics business and its neurological care business within the Procedural Solutions segment, which it reports as “Other.”

For the quarter and six months ended December 31, 2010, certain amounts have been reclassified to conform to the current period presentation. See note 5, note 8 and note 17 to the unaudited condensed consolidated financial statements.

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

ASU 2011-04. In May 2011, the FASB issued ASU 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement guidance, amends certain fair value measurement principles, and requires additional disclosures for certain fair value measurements. We prospectively adopted the amendment provisions of ASU 2011-04 on January 1, 2012; the adoption of this standard did not have material impact on our financial condition, results of operations or cash flows.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Summarized selected financial information for the ISP business for the quarter and six months ended December 31, 2010 is as follows:

(in millions)	Quarter Ended December 31, 2010	Six Months Ended December 31, 2010
Revenue	$116	$213
Operating Income	$4	$7
Income from Discontinued Operations	$3	$5

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

NOTE 4. EARNINGS PER SHARE

For the quarters and six months ended December 31, 2011 and 2010, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters and six months ended December 31, 2011 and 2010:

(shares in millions)	Quarters Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Denominator for Basic Earnings per Share	224.7	222.8	224.3	222.4
Effect of Dilutive Securities:
Stock Options	0.8	0.6	0.9	0.6
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.1	1.1	1.3	1.2

Denominator for Diluted Earnings per Share	226.6	224.5	226.5	224.2

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The table below provides a summary of the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the quarters and six months ended December 31, 2011 and 2010:

(securities in millions)	Quarters Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Number of Securities	11.3	10.0	9.8	11.0
Weighted Average Exercise Price	$29.52	$30.72	$30.37	$29.84

Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income, therefore, the sum of per share components may not equal the per share amounts presented.

NOTE 5. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities and associated charges are measured at fair value as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters and six months ended December 31, 2011 and 2010:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Restructuring Charges	$7	$17	$14	$37
Acquisition Integration Charges	—	—	—	2

Total Restructuring and Acquisition Integration Charges	$7	$17	$14	$39

Restructuring Charges

In fiscal year 2011, we initiated a global restructuring program (the “2011 Plan”), which was initially expected to result in a reduction of approximately 700 positions. The 2011 Plan resulted in a reduction of approximately 850 positions in fiscal year 2011. The total expected restructuring costs associated with the 2011 Plan were approximately $50 million and are recorded to the “Restructuring and Acquisition Integration Charges” line within our condensed consolidated statements of income as they were recognized. Substantially all of the costs associated with the 2011 Plan were incurred as of June 30, 2011.

In addition to the restructuring program discussed above, we periodically incur costs to implement smaller restructuring efforts for specific operations. The restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table includes information regarding our current restructuring programs:

		Six Months Ended December 31, 2011
(in millions)	Accrued June 30, 2011[1]	Accrued Costs	Cash Payments	Accrued Dec. 31, 2011[1]	Total Costs Expensed to Date	Total Expected Program Costs
2011 Plan[2]	$7	$2	$(7)	$2	$51	$50

Total Other Restructuring Programs[3]	5	9	(7)	7

Total Restructuring Programs	$12	$11	$(14)	$9

[1]	Included within “Other Accrued Liabilities” in the condensed consolidated balance sheets.
[2]

The costs associated with the 2011 Plan primarily consist of severance and outplacement services and associated payroll costs accrued upon either communication of terms to employees or over the required service period, excluding impairment charges of $3 million.

[3]	Total costs expensed to date and total program costs are not provided separately for other restructuring programs based on the short duration and smaller size of these programs.

As discussed in note 1 to the unaudited condensed consolidated financial statements, in order to better align our operating and reporting structures with our updated business profile, commencing with the quarter ended September 30, 2011, we re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions.

The following table segregates our restructuring charges into our reportable segments for the quarters and six months ended December 31, 2011 and 2010, net of reclassification adjustments to conform to the current period presentation:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Medical Systems	$3	$10	$8	$23
Procedural Solutions	4	7	6	14

Total Restructuring Charges	$7	$17	$14	$37

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the six months ended December 31, 2010 were primarily the result of the acquisition of Medegen, LLC (“Medegen”) in May 2010.

Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 6. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	December 31, 2011	June 30, 2011
Finished Goods	$304	$256
Work-in-Process	22	26
Raw Materials	164	146

	490	428
Reserve for Excess and Obsolete Inventories	(46)	(46)

Inventories, Net	$444	$382

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

The change in the allowance for credit losses on financing receivables for the six months ended December 31, 2011, consisted of the following:

(in millions)
Beginning balance of allowance for credit losses – June 30, 2011	$9
Charge-offs	(1)
Recoveries	—
Provisions	1

Ending balance of allowance for credit losses – December 31, 2011	$9

The following table summarizes the credit losses and recorded investment in sales-type leases as of December 31, 2011:

(in millions)
Allowance for credit losses:
Ending Balance at December 31, 2011	$9

Ending Balance: individually evaluated for impairment	$2

Ending Balance: collectively evaluated for impairment	$7

Sales-Type Leases:
Ending Balance at December 31, 2011	$1,356

Ending Balance: individually evaluated for impairment	$5

Ending Balance: collectively evaluated for impairment	$1,351

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2011	$2,954
Goodwill Acquired, Net of Foreign Currency Translation Adjustments	77

Balance at December 31, 2011	$3,031

As discussed in note 1 to the unaudited condensed consolidated financial statements, in order to better align our operating and reporting structures with our updated business profile, commencing with the quarter ended September 30, 2011, we re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions.

As of December 31, 2011, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $1,630 million and $1,401 million, respectively. As of June 30, 2011, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $1,553 million and $1,401 million, respectively, net of reclassification adjustments to conform to the current period presentation. The amount set forth above for goodwill acquired reflects the acquisition of Rowa, which we completed on August 1, 2011.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to 20 years. The detail of other intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
December 31, 2011
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	334	—	334

Total Unamortized Intangibles		379	—	379
Amortized Intangibles:
Trademarks and Patents	11	93	43	50
Developed Technology	10	352	143	209
Customer Relationships	14	522	243	279
Other	10	35	31	4

Total Amortized Intangibles	12	1,002	460	542

Total Intangibles		$1,381	$460	$921

June 30, 2011
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	334	—	334

Total Unamortized Intangibles		379	—	379
Amortized Intangibles:
Trademarks and Patents	12	86	39	47
Developed Technology	9	300	125	175
Customer Relationships	14	502	222	280
Other	9	36	30	6

Total Amortized Intangibles	12	924	416	508

Total Intangibles		$1,303	$416	$887

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Amortization expense is as follows:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Amortization Expense	$23	$21	$45	$42

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2012	2013	2014	2015	2016
Amortization Expense	$90	$69	$65	$52	$51

NOTE 9. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The computation of comprehensive income for the quarters and six months ended December 31, 2011 and 2010 is as follows:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Net Income	$95	$76	$162	$114
Foreign Currency Translation Adjustments	(18)	(1)	(47)	46
Net Unrealized Gain (Loss) on Derivatives	(5)	1	(7)	(1)
Net Change in Minimum Pension Liability	—	—	—	1
Other	1	1	3	(2)

Comprehensive Income, Net of Tax	$73	$77	$111	$158

The components of accumulated other comprehensive loss, net of tax, consisted of the following:

(in millions)	December 31, 2011	June 30, 2011
Foreign Currency Translation Adjustments	$(56)	$(9)
Net Unrealized Gain (Loss) on Derivative Instruments	(6)	1
Minimum Pension Liability	(2)	(2)
Other	2	(1)

Accumulated Other Comprehensive Loss	$(62)	$(11)

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 10. BORROWINGS

Borrowings consisted of the following:

(in millions)	December 31, 2011	June 30, 2011
Senior Notes due 2012, 4.125% Less Unamortized Discount of $0.4 million at December 31, 2011, Effective Rate 4.37%	$250	$249
Senior Notes due 2014, 5.125% Less Unamortized Discount of $2.6 million at December 31, 2011, Effective Rate 5.36%	447	447
Senior Notes due 2019, 6.375% Less Unamortized Discount of $9.4 million at December 31, 2011, Effective Rate 6.60%	691	690
Euro Denominated Debt, Interest Averaging 3.48% at December 31, 2011, Due in Varying Installments through 2020	12	—
Other Obligations; Interest Averaging 7.97% at December 31, 2011 and 7.49% at June 30, 2011, Due in Varying Installments through 2014	2	2

Total Borrowings	1,402	1,388
Less: Current Portion	251	1

Long-Term Portion	$1,151	$1,387

Senior Unsecured Notes. In July 2009, we sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion. The discount on sale of the senior unsecured notes is amortized to interest expense utilizing the effective interest method.

Euro Denominated Debt. In connection with our acquisition of Rowa on August 1, 2011, we assumed a 9 million euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. At December 31, 2011, the aggregate outstanding balance on these loans was $12 million.

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

At December 31, 2011 and June 30, 2011, there were no amounts outstanding under our revolving credit facilities.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Other Borrowings. We maintain other borrowings that consist primarily of additional notes, loans and capital leases. These additional notes, loans and capital leases totaled $2 million at December 31, 2011 and June 30, 2011. Obligations related to capital leases are secured by the underlying assets.

Letters of Credit and Bank Guarantees. At December 31, 2011 and June 30, 2011, we had $22 million and $19 million, respectively, of letters of credit and bank guarantees outstanding.

NOTE 11. INCOME TAX

The effective tax rate was 24.7% and 22.5%, for the quarter and six months ended December 31, 2011, respectively, as compared to 28.8% and 30.8%, for the quarter and six months ended December 31, 2010, respectively.

The difference between the effective tax rate for the quarter ended December 31, 2011 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate. The difference between the effective tax rate for the six months ended December 31, 2011 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate as well as favorable discrete adjustments related to foreign tax refunds.

The difference between the effective tax rate for the quarter and six months ended December 31, 2010 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable discrete adjustments for uncertain tax positions.

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

During the quarter ended September 30, 2011, we commenced the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010. Furthermore, during the quarter ended December 31, 2011, we commenced the tax audit for the short period September 1, 2009 through June 30, 2010.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of December 31, 2011, we had no reserves in connection with the amended consent decree to cover any possible future costs and expenses of compliance with the amended consent decree.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

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

NOTE 13. FINANCIAL INSTRUMENTS

We use derivative instruments to partially mitigate our business exposure to foreign currency exchange and interest rate risk. We may enter into foreign currency forward contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and expenses, and on certain assets and liabilities. The maximum period of time that we hedge foreign currency exposure is up to twelve months. We may also enter into interest rate swap agreements to manage variability of expected future cash flows and interest expense related to our existing debt, or future debt issuances.

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of December 31, 2011 and June 30, 2011:

(in millions)	December 31, 2011	June 30, 2011
Assets:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[1]	$2	$1

Total Assets	$2	$1

Liabilities:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[2]	$4	$1
Forward Interest Rate Swap Agreements[3]	3	—

Total Liabilities	$7	$1

[1]	All foreign currency forward contracts classified as derivative assets are recorded as “Other Current Assets” in the condensed consolidated balance sheets.
[2]	All foreign currency forward contracts classified as derivative liabilities are recorded as “Other Accrued Liabilities” in the condensed consolidated balance sheets.
[3]	All forward interest rate swap agreements classified as derivative liabilities are recorded as “Other Liabilities” in the condensed consolidated balance sheets.

Cash Flow Hedges. We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts to manage variability of expected future cash flows from changing interest rates related to probable future debt issuances. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain (loss) on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of cash flow hedges is included in the condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

At December 31, 2011 and June 30, 2011, we held foreign currency forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses. At December 31, 2011, we also held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with our debt.

The following table shows the notional amount of the outstanding cash flow hedges as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$74	$91
Interest Rate Swap Agreements	450	—

Total	$524	$91

As of December 31, 2011, the foreign currency forward contracts are expected to mature through December 2012.

During the quarter ended December 31, 2011, we entered into forward interest rate swap agreements related to forecasted debt issuances with a notional amount totaling $450 million. These agreements hedge the variability in future probable interest payments due to changes in the benchmark interest rate between the date the swap agreements were entered into and the expected date of future debt issuances in 2014, at which time these agreements are intended to be settled.

Credit risk of these contracts was not material as of December 31, 2011 and June 30, 2011. The unrealized net loss included in OCI on the condensed consolidated balance sheets was $5 million, at December 31, 2011, with no net gain or loss at June 30, 2011. The amounts reclassified from OCI to the condensed consolidated statements of income for the quarters and six months ended December 31, 2011 and 2010 was not material.

The amount of ineffectiveness associated with these derivative instruments was not material.

Fair Value (Non-Designated) Hedges. We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain (loss) recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the condensed consolidated statements of income in “Interest Expense and Other, Net”. The cash flow impact of fair value hedges is included in the condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”. The maximum period of time that we hedge exposure for foreign currency fair value hedges is 31 days.

The following table summarizes the notional amount of the fair value hedges outstanding as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$62	$222

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

During the quarter ended December 31, 2011 we recognized a loss of $1 million within “Interest Expense and Other, Net”, for foreign currency forward contracts. No net amounts were recognized related to foreign currency forward contracts during the six months ended December 31, 2011. During the quarter and six months ended December 31, 2010 we recognized $4 million and $3 million of gains, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on market prices for the same or similar instruments, as of December 31, 2011 and June 30, 2011:

	December 31, 2011		June 30, 2011
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign Currency Forward Contracts	$136	$(2)	$313	$—
Interest Rate Swap Agreements	450	(3)	—	—

Total	$586	$(5)	$313	$—

NOTE 14. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at December 31, 2011:

(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,180	$1,180	$—	$—
Other Investments	15	15	—	—
Assets-Foreign Currency Forward Contracts	2	—	2	—

Total Financial Assets	$1,197	$1,195	$2	$—

Financial Liabilities:
Liabilities-Foreign Currency Forward Contracts	$4	$—	$4	$—
Interest Rate Swap Agreements	3	—	3	—

Total Financial Liabilities	$7	$—	$7	$—

The cash equivalents balance is comprised of highly liquid investments purchased with an original maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. Assets and liabilities classified as Level 2 relate to foreign currency forward contracts and interest rate swap agreements. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments. See note 13 to the unaudited condensed consolidated financial statements. We had no Level 3 assets or liabilities measured on a recurring basis at December 31, 2011.

Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,573 million and $1,549 million as of December 31, 2011 and June 30, 2011, respectively, as compared to the net carrying amounts of $1,402 million and $1,388 million at December 31, 2011 and June 30, 2011, respectively. The fair value of our senior notes at December 31, 2011 and June 30, 2011 was based on quoted market prices. The fair value of the other obligations at December 31, 2011 and June 30, 2011, was based on either the quoted market prices

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

for the same or similar debt. The fair value of the Rowa debt facility at December 31, 2011 and August 1, 2011, the date of acquisition, was determined using a discounted cash flow analysis, which approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 10 to the unaudited condensed consolidated financial statements.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The table below summarizes the changes in the carrying amount of the liability for product warranties for the six months ended December 31, 2011:

(in millions)
Balance at June 30, 2011	$21
Warranty Accrual	15
Warranty Claims Paid	(6)
Adjustments to Preexisting Accruals	(4)

Balance at December 31, 2011	$26

As of December 31, 2011 and June 30, 2011, approximately $12 million and $8 million, respectively, of the ending liability balances related to accruals for product recalls.

NOTE 17. SEGMENT INFORMATION

As discussed in note 1 to the unaudited condensed consolidated financial statements, in order to better align our operating and reportable segments with the manner in which we organize our businesses, commencing in the quarter ended September 30, 2011, we re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions. Our operations are principally managed on a products and services basis, and the Medical Systems and Procedural Solutions segments focus primarily on our medical equipment businesses and disposable products businesses, respectively.

We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), for making decisions and assessing performance as the source of our reportable segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenues and operating income (loss) before interest and taxes. We have determined our reportable segments as follows based on the information used by the CODM.

Medical Systems. The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, the Company operates its Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. The Company also includes its data mining surveillance service business within the Medical Systems segment, which it reports as “Other.”

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table presents information about our reporting segments for the quarters ended December 31, 2011 and 2010, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions	Total
December 31, 2011:
External Revenues	$571	$344	$915
Depreciation and Amortization	34	16	50
Segment Profit	121	22	143
Capital Expenditures	19	4	23

December 31, 2010:[1]
External Revenues	$523	$363	$886
Depreciation and Amortization	29	19	48
Segment Profit	95	27	122
Capital Expenditures	23	10	33

[1]	Segment results have been adjusted for discontinued operations. See note 2.

The following table presents information about our reporting segments for the six months ended December 31, 2011 and 2010, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions	Total
December 31, 2011:
External Revenues	$1,080	$679	$1,759
Depreciation and Amortization	67	33	100
Segment Profit	209	42	251
Capital Expenditures	37	10	47

December 31, 2010:[1]
External Revenues	$991	$706	$1,697
Depreciation and Amortization	57	36	93
Segment Profit	163	38	201
Capital Expenditures	48	20	68

[1]	Segment results have been adjusted for discontinued operations. See note 2.

The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarters Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
(in millions)	2011	2010	2011	2010	2011	2011
United States	$698	$710	$1,359	$1,377	$337	$354
International	217	176	400	320	111	110

Total	$915	$886	$1,759	$1,697	$448	$464

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

Leading up to the spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. In July 2011, we made a decision to realign our businesses into two new global operating segments to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. As a result of this business realignment, we also made a determination to realign our reportable segments with our new operating segments. Commencing with the quarter ended September 30, 2011, we re-segmented our businesses into two new operating and reportable segments: Medical Systems and Procedural Solutions. The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, the Company operates its Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. The Company also includes its data mining surveillance service business within the Medical Systems segment, which it reports as “Other.” The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, the Company operates its Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. The Company also includes its respiratory diagnostics business and its neurological care business within the Procedural Solutions segment, which it reports as “Other.”

For the quarter and six months ended December 31, 2010, certain amounts have been reclassified to conform to the current period presentation. See note 5, note 8 and note 17 to the unaudited condensed consolidated financial statements.

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

Since the beginning of fiscal year 2009, challenges have existed in the capital equipment market from delays in hospital capital spending, as well as prioritization of capital spending. Additionally, there has been a trend for decreased procedure volumes in acute care facilities, which have been slower in the current year than in the prior year. Despite seeing small signs of improvement, we continue to anticipate it will take some time before significant market improvements are realized. We continue to believe that we are well positioned to benefit from increases in hospital capital equipment spending as the market recovers over time.

For the quarter ended December 31, 2011, we generated revenues and income from continuing operations of $915 million and $95 million, respectively, compared to revenues and income from continuing operations of $886 million and $73 million, respectively, for the quarter ended December 31, 2010. For the six months ended December 31, 2011, we generated revenues and income from continuing operations of $1,759 million and $162 million, respectively, compared to revenues and income from continuing operations of $1,697 million and $109 million, respectively, for the six months ended December 31, 2010.

Year over year, our revenues increased as a result of strong performance from our Infusion Systems, Dispensing Technologies and Respiratory Technologies business lines. Also, consistent with our goal of accelerating global growth and pursuing strategic opportunities, our acquisition of Rowa on August 1, 2011 contributed to increased revenues for the quarter and six months ended December 31, 2011. Year over year revenue growth was partially offset by decreased Specialty Disposables product sales.

Our financial results were negatively impacted by an increase in recall reserves in our Medical Systems segment. During the three months ended September 30, 2011, we recorded charges primarily related to expenses incurred and future expected costs associated with voluntary field corrections for a portion of our installed base of AVEA ventilators. During the six months ended December 31, 2011, the net impact of these charges was $9 million. While we are in the process of remediating the affected ventilators, we continue to manufacture and sell our AVEA ventilator products.

During fiscal year 2011 our operations were impacted by our global restructuring program. This program, announced in August 2010 (“the 2011 Plan”), was designed to reduce our cost structure and streamline operations, and was initially expected to result in a reduction of approximately 700 positions. The 2011 Plan resulted in a reduction of approximately 850 positions in fiscal 2011. This program provided operating expense savings of approximately $103 million in fiscal year 2011, primarily as a result of reducing headcount and eliminating unfilled positions. Of the $103 million of savings, approximately $65 million was a result of year over year savings in selling, general and administrative expense (“SG&A”) and lower cost of sales expense, and $38 million was a result of not filling open positions. The total expected restructuring costs associated with the 2011 Plan were approximately $50 million. Substantially all of the costs associated with the 2011 Plan were incurred as of June 30, 2011.

In fiscal year 2011, we also incurred additional one-time expenditures associated with the separation from Cardinal Health (capital and expense), the total of which was approximately $80 million. All substantive expenditures associated with standing up operations from the spinoff were substantially complete as of the end of fiscal year 2011. We have funded these costs through cash from operations and cash on hand. The capital portion of these expenditures are being amortized over their useful lives and the other expenditures were expensed as incurred, depending on their nature. During the quarter and six months ended December 31, 2011, we incurred no charges and $3 million, respectively, of these one-time expenditures. During the quarter and six months ended December 31, 2010, we incurred $14 million and $37 million, respectively, of these one-time expenditures.

Our capital equipment revenues are generally subject to a certain degree of seasonality that aligns to our customer capital equipment purchasing cycles. Historically, this seasonality would manifest itself with higher sales in our second and fourth quarters and lower sales in our first and third quarters of our fiscal year.

Consolidated Results of Operations

Quarter Ended December 31, 2011 Compared to the Quarter Ended December 31, 2010

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended December 31, 2011 and 2010:

	Quarters Ended December 31,
(in millions)	2011	2010	Change
Revenue	$915	$886	$29
Cost of Products Sold	458	441	17

Gross Margin	457	445	12

Selling, General and Administrative Expenses	267	270	(3)
Research and Development Expenses	40	36	4
Restructuring and Acquisition Integration Charges	7	17	(10)

Operating Income	143	122	21

Interest Expense and Other, Net	17	20	(3)

Income Before Income Tax	126	102	24
Provision for Income Tax	31	29	2

Income from Continuing Operations	95	73	22
Income from Discontinued Operations, Net of Tax	—	3	(3)

Net Income	$95	$76	$19

Revenue

Revenue in our Medical Systems segment increased 9% to $571 million for the quarter ended December 31, 2011 compared to the prior year. Revenue increased largely as a result of increased sales for our Dispensing Technologies, Infusion Systems, and Respiratory Technologies business lines.

Infusion Systems revenues increased as a result of core business growth primarily in capital product volumes. Dispensing Technologies revenues increased as a result of our acquisition of Rowa and as a result of core business growth.

Revenue in our Procedural Solutions segment decreased by 5% to $344 million for the quarter ended December 31, 2011 compared to the prior year. The revenue decrease is primarily attributable to the impact of decreased sales of Specialty Disposables products and divesting our OnSite services business in March 2011.

Gross Margin and Cost of Products Sold

Gross margin increased 3% to $457 million during the quarter ended December 31, 2011 compared to the prior year. As a percentage of revenue, gross margin was 49.9% for the quarter ended December 31, 2011 compared to 50.2% in the prior year.

The decrease in gross margin as a percentage of revenue during the quarter ended December 31, 2011, was primarily the result of changes in product mix, pricing pressure on infusion pumps and our Specialty Disposables products, and investments in manufacturing and other process improvements.

Selling, General and Administrative and Research and Development Expenses

SG&A and Research and Development expenses increased $1 million to $307 million during the quarter ended December 31, 2011 compared to the prior year. Included within our SG&A expenses are certain one-time costs associated with our spinoff from Cardinal Health of $8 million for the quarter ended December 31, 2010.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $10 million to $7 million during the quarter ended December 31, 2011 compared to the prior year, primarily as a result of charges associated with the 2011 Plan specific to the prior year. We periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

Operating Income

Segment profit in our Medical Systems reportable segment increased 27% to $121 million during the quarter ended December 31, 2011 compared to the prior year. The increase in segment profit was primarily driven by higher revenue and gross margins in our Infusion Systems, Dispensing Technologies, and Respiratory Technologies business lines, the impact of the Rowa acquisition, and reductions in restructuring and acquisition charges.

Segment profit in our Procedural Solutions reportable segment decreased 19% to $22 million during the quarter ended December 31, 2011. The decrease in segment profit was primarily attributable to lower revenues in our Specialty Disposables business line.

Interest Expense and Other, Net

Interest expense and other, net decreased 15% to $17 million during the quarter ended December 31, 2011 compared to the prior year. The decrease was primarily related to gains associated with investing activities.

Provision for Income Tax

Income tax expense increased 7% to $31 million for the quarter ended December 31, 2011 compared to the prior year. The effective tax rate for the quarter ended December 31, 2011 was 24.7% compared to 28.8% for the quarter ended December 31, 2010. The decrease in the effective tax rate was primarily due to a decrease in discrete tax expense as well as the favorable impact of year over year shift in earnings of the foreign jurisdictions taxed at less than the U.S. statutory rate.

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

During the quarter ended September 30, 2011, we commenced the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010. During the quarter ended December 31, 2011, we commenced the tax audit for the short period September 1, 2009 through June 30, 2010.

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

Income from Discontinued Operations, Net of Tax

During the quarter ended December 31, 2011 there were no discontinued operations, compared to income from discontinued operations of $3 million for the quarter ended December 31, 2010. The income from discontinued operations in the prior year is primarily due to the results from the International Surgical Products business, which was sold on April 1, 2011.

For additional details regarding discontinued operations, see note 2 to the unaudited condensed consolidated financial statements.

Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Below is a summary of comparative results of operations and a more detailed discussion of results for the six months ended December 31, 2011 and 2010:

	Six Months Ended December 31,
(in millions)	2011	2010	Change
Revenue	$1,759	$1,697	$62
Cost of Products Sold	875	839	36

Gross Margin	884	858	26

Selling, General and Administrative Expenses	540	542	(2)
Research and Development Expenses	79	76	3
Restructuring and Acquisition Integration Charges	14	39	(25)

Operating Income	251	201	50

Interest Expense and Other, Net	42	43	(1)

Income Before Income Tax	209	158	51
Provision for Income Tax	47	49	(2)

Income from Continuing Operations	162	109	53
Income from Discontinued Operations, Net of Tax	—	5	(5)

Net Income	$162	$114	$48

Revenue

Revenue in our Medical Systems segment increased 9% to $1,080 million for the six months ended December 31, 2011 compared to the prior year. Revenue increased largely as a result of increased sales for our Dispensing Technologies and Infusion Systems business lines.

Infusion Systems revenues increased as a result of core business growth in both capital products and dedicated disposable product volumes. Dispensing Technologies revenues increased as a result of our acquisition of Rowa and as a result of core business growth.

Revenue in our Procedural Solutions segment decreased by 4% to $679 million for the six months ended December 31, 2011 compared to the prior year. The revenue decrease is primarily attributable to the impact of decreased sales from our Specialty Disposables products and divesting our OnSite services business in March 2011.

Gross Margin and Cost of Products Sold

Gross margin increased 3% to $884 million during the six months ended December 31, 2011 compared to the prior year. As a percentage of revenue, gross margin was 50.3% for the six months ended December 31, 2011 compared to 50.6% in the prior year.

The decrease in gross margin as a percentage of revenue during the six months ended December 31, 2011, was primarily the result of changes in product mix, pricing pressure on infusion pumps and our Specialty Disposables products, and investments in manufacturing and other process improvements.

Selling, General and Administrative and Research and Development Expenses

SG&A and Research and Development expenses increased $1 million to $619 million during the six months ended December 31, 2011 compared to the prior year. Included within our SG&A expenses are certain one-time costs associated with our spinoff from Cardinal Health of $24 million for the six months ended December 31, 2010.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $25 million to $14 million during the six months ended December 31, 2011 compared to the prior year, primarily as a result of charges associated with the 2011 Plan specific to the prior year.

Operating Income

Segment profit in our Medical Systems reportable segment increased 28% to $209 million during the six months ended December 31, 2011 compared to the prior year. The increase in segment profit was primarily driven by higher revenue and gross margins in our Dispensing Technologies and Infusion Systems business lines, the impact of the Rowa acquisition, and reductions in restructuring charges. Partially offsetting this increase were decreases from the impact of recall charges associated with our Respiratory Technologies business.

Segment profit in our Procedural Solutions reportable segment increased 11% to $42 million during the six months ended December 31, 2011. The increase in segment profit was primarily attributable to the impact of reductions in restructuring charges, which was partially offset by the impact of lower revenues from our Specialty Disposables business line.

Interest Expense and Other, Net

Interest expense and other, net decreased 2% to $42 million during the six months ended December 31, 2011 compared to the prior year. This decrease was primarily due to gains from investing activities, which occurred during the six months ended December 31, 2011.

Provision for Income Tax

Income tax expense decreased 4% to $47 million for the six months ended December 31, 2011 compared to the prior year. The effective tax rate for the six months ended December 31, 2011 was 22.5% compared to 30.8% for the six months ended December 31, 2010. The decrease in the effective tax rate was primarily due to a decrease in discrete tax expense as well as the favorable impact of year over year shift in earnings of the foreign jurisdictions taxed at less than the U.S. statutory rate.

For additional detail regarding the provision for income taxes, see note 11 to the unaudited condensed consolidated financial statements.

Income from Discontinued Operations, Net of Tax

During the six months ended December 31, 2011 there were no discontinued operations, compared to income from discontinued operations of $5 million for the six months ended December 31, 2010. The income from discontinued operations in the prior year is primarily due to the results from the International Surgical Products business, which was sold on April 1, 2011.

For additional details regarding discontinued operations, see note 2 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Overview

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. Our cash balance at December 31, 2011 was $1,347 million. Of this balance, $1,100 million is held outside of the United States and is denominated in United States dollars as well as other currencies. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense.

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

During the three months ended September 30, 2011, we recorded charges primarily related to expenses incurred and future expected costs associated with voluntary field corrections for a portion of our installed base of AVEA ventilators. During the six months ended December 31, 2011, the net impact of these charges was $9 million. We believe this amount will be sufficient to address the costs associated with these recalls, however, the actual cost of addressing these product recalls could be more or less than amounts reserved. See note 16 to the unaudited condensed consolidated financial statements for further information.

Sources and Uses of Cash

The following table summarizes our condensed consolidated statements of cash flows from continuing operations:

	Six Months Ended December 31,
(in millions)	2011	2010	Change
Cash Flow (Used in) Provided by:
Operating Activities	$190	$113	$77
Investing Activities	$(177)	$(66)	$(111)
Financing Activities	$(16)	$(14)	$(2)

Six Months Ended December 31, 2011 and 2010

Net operating cash flow provided by continuing operations was $190 million for the six months ended December 31, 2011 compared to $113 million for the six months ended December 31, 2010. The increase in cash flow provided by continuing operations was due to higher net income, adjusted for the impact of non-cash items ($74 million) and an increase in cash flow associated with accounts receivable ($68 million), partially offset by a decrease in cash flow associated with inventories as a result of increased build ($32 million), a decrease in cash flow associated with accounts payable ($22 million), and a decrease in cash flow associated with other accrued liabilities and operating items ($21 million).

Net cash used in continuing operations from investing activities increased $111 million for the six months ended December 31, 2011 compared to the prior year due to the acquisition of Rowa ($131 million, net of cash received) and partially offset by a decrease in capital expenditures, intangible asset additions, and other investing activities ($20 million).

Net cash used in continuing operations from financing activities increased $2 million for the six months ended December 31, 2011 compared to the prior year.

Capital Resources

Revolving Credit Facilities. In July 2011, we terminated an existing three-year senior unsecured revolving credit facility with an aggregate available principal amount of $480 million and entered into a new five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million, which matures in July 2016.

At December 31, 2011, there were no amounts outstanding under our senior unsecured revolving credit facility.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

At December 31, 2011, we did not have any off-balance sheet arrangements. We have had no material changes related to contractual obligations since June 30, 2011. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K, filed with the SEC on August 9, 2011.

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

Interest Rate Risk

Interest income and expense on variable-rate instruments are sensitive to fluctuations in interest rates across the world. Changes in interest rates primarily affect the interest earned on our cash and equivalents and to a significantly lesser extent the interest expense on our debt. We seek to manage our interest rate risk by using derivative contracts such as swaps with financial institutions to hedge our risks on a portion of our probable future debt issuances. In general, we may hedge material interest rate exposures up to several years before the forecasted transaction; however, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

To the extent that forward interest rate swap agreements qualify for hedge accounting, the gain (loss) will be recorded to OCI and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately.

As of December 31, 2011, the notional amount of forward interest rate swap derivative instruments outstanding was $450 million with an estimated fair value loss of approximately $3 million. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates. There were no interest rate swap derivative instruments outstanding as of June 30, 2011.

As of December 31, 2011, substantially all of our outstanding debt balances is fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. In July 2011, we terminated our three-year, $480 million senior unsecured revolving credit facility and replaced it with a five-year, $550 million senior unsecured revolving credit facility. At December 31, 2011, there were no outstanding amounts under our five-year senior unsecured revolving credit facility.

The tables below present information about our investment portfolio and debt obligations:

	December 31, 2011
	Maturing in Fiscal Year							Fair Market Value
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$167	$—	$—	$—	$—	$—	$167	$167
Cash Equivalents	$1,180	$—	$—	$—	$—	$—	$1,180	$1,180
Weighted Average Interest Rate [1]	0.12%	—	—	—	—	—	0.12%	—
LIABILITIES
Debt Obligations [2]
Fixed Rate Debt [3]	$—	$251	$2	$452	$2	$705	$1,412	$1,571
Weighted Average Coupon Rate	—	4.12%	3.47%	5.12%	3.47%	6.35%	5.55%	—
Other Obligations	$1	$1	$—	$—	$—	$—	$2	$2
Weighted Average Interest Rate	6.13%	8.56%	—	—	—	—	7.97%	—

	June 30, 2011
	Maturing in Fiscal Year							Fair Market Value
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$139	$—	$—	$—	$—	$—	$139	$139
Cash Equivalents	$1,232	$—	$—	$—	$—	$—	$1,232	$1,232
Weighted Average Interest Rate [1]	0.21%	—	—	—	—	—	0.21%	—
LIABILITIES
Debt Obligations [2]
Fixed Rate Debt [3]	$—	$250	$—	$450	$—	$700	$1,400	$1,547
Weighted Average Coupon Rate	—	4.13%	—	5.13%	—	6.38%	5.57%	—
Other Obligations	$1	$1	$—	$—	$—	$—	$2	$2
Weighted Average Interest Rate	6.70%	7.15%	—	—	—	—	7.49%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,573 million and $1,549 million at December 31, 2011 and June 30, 2011, respectively. The fair value of our senior notes at December 31, 2011 and June 30, 2011 was based on quoted market prices. The fair value of the other obligations at December 31, 2011 and June 30, 2011 was based on either the quoted market prices for the same or similar debt. The fair value of the Rowa debt facility at December 31, 2011 and August 1, 2011, the date of acquisition, was determined using a discounted cash flow analysis, and approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

[3]	Fixed rate notes are presented gross of a $12 million and $14 million purchase discount at December 31, 2011 and June 30, 2011, respectively.

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

The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign denominated receivables, payables and loans are recorded in the condensed consolidated statement of income. To the extent that cash flow hedges qualify for hedge accounting, the gain (loss) on the forward contract will be recorded to OCI. As the forecasted exposures affect earnings, the realized gain (loss) on the forward contract will be moved from OCI to the condensed consolidated statements of income.

The following table provides information about our foreign currency derivative instruments outstanding as of December 31, 2011 and June 30, 2011:

	December 31, 2011		June 30, 2011
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts: (Receive USD/pay foreign currency)
Euro	$4	1.3	$153	1.4
Australian Dollar	34	1.0	36	1.0
New Zealand Dollar	4	0.8	9	0.8
South African Rand	2	8.2	2	7.2
Mexico Peso	—	—	7	12.0
Canadian Dollar	13	1.0	1	1.0
Swiss Franc	2	0.9	3	0.9
British Pound	19	1.6	47	1.6

Total	$78		$258

Estimated Fair Value	$—		$—

Foreign Currency Forward Contracts: (Pay USD/receive foreign currency)
Mexican Peso	$36	13.9	$33	12.0
Swiss Franc	15	0.9	14	0.9
British Pound	—	—	1	1.6

Total	$51		$48

Estimated Fair Value	$(2)		$1

Foreign Currency Forward Contracts: (Pay foreign currency/receive euros)
British Pound	$7	0.8	$7	0.9

Total	$7		$7

Estimated Fair Value	$—		$—

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our company’s purchases of equity securities during the quarter ended December 31, 2011:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publically Announced Program
October 1 – 31, 2011	511	$24.92	—	$—
November 1 – 30, 2011	78	24.98	—	—
December 1 – 31, 2011	431	24.01	—	—

Total	1,020	$24.54	—	$—

[1]	Represents restricted stock awards surrendered by employees upon vesting to meet tax withholding obligations.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Filed herewith.
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

CAREFUSION CORPORATION

Date: February 3, 2012	By:	/s/ James F. Hinrichs
James F. Hinrichs,
Chief Financial Officer
(Principal financial officer and duly authorized signatory)

