Form 10-Q
period 2012-03-31
CAREFUSION Corp
filed 2012-05-04
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of outstanding shares of the registrant’s common stock, as of April 25, 2012 was 221,916,131.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2012	2011	2012	2011

Revenue	$919	$842	$2,633	$2,492
Cost of Products Sold	460	405	1,309	1,219

Gross Margin	459	437	1,324	1,273

Selling, General and Administrative Expenses	241	256	766	779
Research and Development Expenses	45	36	118	108
Restructuring and Acquisition Integration Charges	12	14	26	53
Gain on the Sale of Assets	—	(15)	—	(15)

Operating Income	161	146	414	348

Interest Expense and Other, Net	21	18	63	59

Income Before Income Tax	140	128	351	289
Provision for Income Tax	37	42	85	91

Income from Continuing Operations	103	86	266	198
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(74)	(40)	(74)	(40)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	2	(1)	1	1

Loss from Discontinued Operations, Net of Tax	(72)	(41)	(73)	(39)

Net Income	$31	$45	$193	$159

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.46	$0.39	$1.19	$0.89
Discontinued Operations	$(0.32)	$(0.18)	$(0.33)	$(0.18)
Basic Earnings per Common Share	$0.14	$0.20	$0.86	$0.71

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.45	$0.38	$1.17	$0.88
Discontinued Operations	$(0.32)	$(0.18)	$(0.32)	$(0.17)
Diluted Earnings per Common Share	$0.13	$0.20	$0.85	$0.71

Weighted-Average Number of Common Shares Outstanding:
Basic	224.6	223.0	224.4	222.6
Diluted	226.8	225.6	226.6	224.6

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	March 31, 2012	June 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,440	$1,370
Trade Receivables, Net	502	528
Current Portion of Net Investment in Sales-Type Leases	382	400
Inventories, Net	417	360
Prepaid Expenses	27	27
Other Current Assets	192	143
Current Assets of Discontinued Operations	74	40

Total Current Assets	3,034	2,868

Property and Equipment, Net	429	448
Net Investment in Sales-Type Leases, Less Current Portion	987	957
Goodwill	3,017	2,938
Intangible Assets, Net	834	818
Other Assets	109	89
Non-Current Assets of Discontinued Operations	—	103

Total Assets	$8,410	$8,221

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$251	$1
Accounts Payable	182	197
Deferred Revenue	84	67
Accrued Compensation and Benefits	112	132
Other Accrued Liabilities	183	205
Current Liabilities of Discontinued Operations	26	17

Total Current Liabilities	838	619

Long-Term Obligations, Less Current Portion	1,151	1,387
Deferred Income Taxes	661	644
Other Liabilities	509	478

Total Liabilities	3,159	3,128

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding – None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding – 223.1 and 223.6 shares at March 31, 2012 and June 30, 2011, respectively	2	2
Treasury Stock, at cost, 2.2 and 0.1 shares at March 31, 2012 and June 30, 2011, respectively	(55)	(3)
Additional Paid-In Capital	4,772	4,740
Retained Earnings	558	365
Accumulated Other Comprehensive Loss	(26)	(11)

Total Stockholders’ Equity	5,251	5,093

Total Liabilities and Stockholders’ Equity	$8,410	$8,221

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
(in millions)	2012	2011

Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,370	$982

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$1	$37

Cash Flows from Operating Activities:
Net Income	193	159
Loss from Discontinued Operations	(73)	(39)

Income from Continuing Operations	266	198

Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	147	136
Other Non-Cash Items	70	29
Change in Operating Assets and Liabilities:
Trade Receivables	27	(51)
Inventories	(50)	(32)
Net Investment in Sales-Type Leases	(11)	(8)
Accounts Payable	(18)	2
Other Accrued Liabilities and Operating Items, Net	(85)	(58)

Net Cash Provided by Operating Activities – Continuing Operations	346	216
Net Cash (Used in) Provided by Operating Activities – Discontinued Operations	3	(4)

Net Cash Provided by Operating Activities	349	212

Cash Flows from Investing Activities:
Cash Paid for Acquisition, Net of Cash Received	(131)	—
Proceeds from Divestitures	—	32
Other Investing Activities, Net	(71)	(109)

Net Cash Used in Investing Activities – Continuing Operations	(202)	(77)
Net Cash Used in Investing Activities – Discontinued Operations	—	(2)

Net Cash Used in Investing Activities	(202)	(79)

Cash Flows from Financing Activities:
Common Stock Repurchases	(50)	—
Other Financing Activities	(8)	18

Net Cash (Used in) Provided by Financing Activities – Continuing Operations	(58)	18
Net Cash Used in Financing Activities – Discontinued Operations	(5)	(25)

Net Cash Used in Financing Activities	(63)	(7)

Effect of Exchange Rate Changes on Cash – Continuing Operations	(16)	39
Effect of Exchange Rate Changes on Cash – Discontinued Operations	2	8

Net Effect of Exchange Rate Changes on Cash	(14)	47

Net Increase in Cash and Cash Equivalents – Continuing Operations	70	196
Net Decrease in Cash and Cash Equivalents – Discontinued Operations	—	(23)

Net Increase in Cash and Cash Equivalents	70	173

Cash and Cash Equivalents at March 31, Attributable to Continuing Operations	$1,440	$1,178

Cash and Cash Equivalents at March 31, Attributable to Discontinued Operations	$1	$14

See accompanying notes to condensed consolidated financial statements

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Reorganization of Segment Information. Leading up to the spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. In July 2011, we made a decision to realign our businesses into two new global operating segments to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. As a result of this business realignment, we also made a determination to realign our reportable segments with our new operating segments. Commencing with the quarter ended September 30, 2011, we re-segmented our businesses into two new operating and reportable segments: Medical Systems and Procedural Solutions. The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, the Company operates its Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. The Company also includes its data mining surveillance service business within the Medical Systems segment, which it reports as “Other.” The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, the Company operates its Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. The Company also includes its respiratory diagnostics business within the Procedural Solutions segment, which it reports as “Other.”

For the quarter and nine months ended March 31, 2011, certain amounts have been reclassified to conform to the current period presentation. See note 5, note 8 and note 17 to the unaudited condensed consolidated financial statements.

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

ASU 2011-08. In September 2011, the FASB issued ASU 2011-08 – Goodwill Impairment Testing (“ASU 2011-08”). For entities testing goodwill for impairment, ASU 2011-08 allows the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the impairment test. The two-step impairment test would be required only if the fair value of a reporting unit is qualitatively determined to be more likely than not less than the carrying amount. We early adopted the amendment provisions of ASU 2011-08 prospectively on April 1, 2012; the adoption of this standard did not have material impact on our financial condition, results of operations or cash flows.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Nicolet Business

During the quarter ended March 31, 2012, we committed to a plan to sell our Nicolet neurodiagnostic and monitoring products business, resulting in held for sale classification of the underlying assets. As a result, the assets of the Nicolet business were written down to fair value less costs to sell. In April 2012, we entered into a definitive agreement to sell the Nicolet business for approximately $58 million in cash, subject to post closing adjustment related to working capital. As a result, we recorded a pre-tax impairment charge of approximately $74 million in the quarter ended March 31, 2012. This transaction is subject to customary closing conditions and is expected to close in July 2012. The final after-tax charge may fluctuate based on adjustments to the sale price at closing, as well as any tax impact related to the sale. The Nicolet business was historically part of our Procedural Solutions segment. Our decision to sell the Nicolet business is part of our continuing strategy of assessing our portfolio of businesses with a view of divesting product lines that do not align with our objectives. See note 14.

International Surgical Products Business

During the quarter ended March 31, 2011, we entered into a definitive agreement to sell our International Surgical Products distribution business (“ISP”), resulting in held for sale classification of the underlying assets. Accordingly, the assets of the ISP business were written down to fair value less costs to sell, resulting in a pre-tax impairment charge of $40 million recorded in the quarter ended March 31, 2011. On April 1, 2011, we completed the sale of the ISP business, resulting in a total loss from discontinued operations associated with the ISP business of approximately $47 million, which includes a $5 million loss recorded in the quarter ended June 30, 2011, related to incremental costs to sell and adjustments to the estimated purchase price. At the closing of the sale, we received approximately $124 million in cash. At June 30, 2011, an additional $20 million in receivables were included within current assets in our condensed consolidated balance sheet, for total consideration of approximately $144 million, which is net of purchase price adjustments and was fully collected by September 30, 2011.

Summarized selected financial information for the ISP business and the Nicolet business for the quarters and nine months ended March 31, 2012 and 2011, is as follows:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Revenue	$25	$137	$70	$397
Operating Loss	$(72)	$(35)	$(74)	$(29)
Loss Before Income Tax	$(72)	$(38)	$(74)	$(36)
Provision (Benefit) for Income Tax	$—	$3	$(1)	$3
Loss from Discontinued Operations, Net of Tax	$(72)	$(41)	$(73)	$(39)

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The assets and liabilities of discontinued operations are stated separately as of March 31, 2012 and June 30, 2011, in the condensed consolidated balance sheets and are comprised of the following items:

(in millions)	March 31, 2012	June 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$1	$1
Trade Receivables, Net	10	12
Inventories, Net	22	22
Prepaid Expenses and Other	1	1
Other Current Assets	40	4

Current Assets of Discontinued Operations	74	40

Property and Equipment, Net	—	16
Goodwill	—	16
Intangible Assets	—	69
Other Assets	—	2

Total Assets of Discontinued Operations	$74	$143

LIABILITIES
Current Liabilities:
Accounts Payable	$4	$4
Other Accrued Liabilities	13	6
Other Current Liabilities	9	7

Current Liabilities of Discontinued Operations	26	17

Other Liabilities	—	—

Total Liabilities of Discontinued Operations	$26	$17

All discontinued operations businesses presented were previously included in the Procedural Solutions segment.

OnSite Services Business

During the quarter ended March 31, 2011, we entered into a definitive agreement to sell the OnSite Services instrument management and repair business, which was historically part of our Procedural Solutions segment, and met the criteria for classification as assets held for sale. The transaction closed on March 28, 2011, and a pre-tax gain related to the disposition of approximately $15 million was recorded in the quarter ended March 31, 2011. The results of this business are reported within earnings from continuing operations in the condensed consolidated statements of operations for periods up to the closing date.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 4. EARNINGS PER SHARE

For the quarters and nine months ended March 31, 2012 and 2011, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters and nine months ended March 31, 2012 and 2011:

	Quarters Ended March 31,		Nine Months Ended March 31,
(shares in millions)	2012	2011	2012	2011
Denominator for Basic Earnings per Share	224.6	223.0	224.4	222.6
Effect of Dilutive Securities:
Stock Options	0.9	1.1	0.9	0.7
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.3	1.5	1.3	1.3

Denominator for Diluted Earnings per Share	226.8	225.6	226.6	224.6

The table below provides a summary of the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the quarters and nine months ended March 31, 2012 and 2011:

	Quarters Ended March 31,		Nine Months Ended March 31,
(securities in millions)	2012	2011	2012	2011
Number of Securities	9.8	7.2	9.8	9.7
Weighted Average Exercise Price	$29.26	$32.69	$30.00	$30.79

Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income, therefore, the sum of per share components may not equal the per share amounts presented.

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. We repurchased 2 million shares for a total of $50 million during the quarter ended March 31, 2012. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 5. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities and associated charges are measured at fair value as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters and nine months ended March 31, 2012 and 2011:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Restructuring Charges	$12	$13	$26	$50
Acquisition Integration Charges	—	1	—	3

Total Restructuring and Acquisition Integration Charges	$12	$14	$26	$53

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

The following table includes information regarding our current restructuring programs:

	Accrued June 30, 2011[1]	Nine Months Ended March 31, 2012		Accrued Mar. 31, 2012[1]	Total Costs Expensed to Date	Total Expected Program Costs
(in millions)		Accrued Costs	Cash Payments
2011 Plan[2]	$7	$2	$(8)	$1	$54	$50

Total Other Restructuring Programs[3]	5	18	(15)	8

Total Restructuring Programs	$12	$20	$(23)	$9

[1]	Included within “Other Accrued Liabilities” in the condensed consolidated balance sheets.
[2]

The costs associated with the 2011 Plan primarily consist of severance and outplacement services and associated payroll costs accrued upon either communication of terms to employees or over the required service period, excluding impairment charges of $6 million.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table segregates our restructuring charges into our reportable segments for the quarters and nine months ended March 31, 2012 and 2011, net of reclassification adjustments to conform to the current period presentation:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Medical Systems	$7	$6	$15	$29
Procedural Solutions	5	7	11	21

Total Restructuring Charges	$12	$13	$26	$50

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the quarter and nine months ended March 31, 2011 were primarily the result of the acquisition of Medegen, LLC (“Medegen”) in May 2010.

Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

NOTE 6. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	March 31, 2012	June 30, 2011
Finished Goods	$287	$249
Work-in-Process	27	25
Raw Materials	144	126

	458	400
Reserve for Excess and Obsolete Inventories	(41)	(40)

Inventories, Net	$417	$360

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The change in the allowance for credit losses on financing receivables for the nine months ended March 31, 2012, consisted of the following:

(in millions)
Beginning balance of allowance for credit losses – June 30, 2011	$9
Charge-offs	(1)
Recoveries	—
Provisions	1

Ending balance of allowance for credit losses – March 31, 2012	$9

The following table summarizes the credit losses and recorded investment in sales-type leases as of March 31, 2012:

(in millions)
Allowance for credit losses:
Ending Balance at March 31, 2012	$9

Ending Balance: individually evaluated for impairment	$2

Ending Balance: collectively evaluated for impairment	$7

Sales-Type Leases:
Ending Balance at March 31, 2012	$1,369

Ending Balance: individually evaluated for impairment	$12

Ending Balance: collectively evaluated for impairment	$1,357

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2011	$2,938
Goodwill Acquired, Net of Foreign Currency Translation Adjustments	79

Balance at March 31, 2012	$3,017

As discussed in note 1 to the unaudited condensed consolidated financial statements, in order to better align our operating and reporting structures with our updated business profile, commencing with the quarter ended September 30, 2011, we re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions. These segments are the Company’s reporting units, and are the level at which the Company conducts its goodwill impairment evaluations. Goodwill was reassigned to the Medical Systems and Procedural Solutions operating segments using the relative fair value allocation as part of the re-segmentation in the first quarter of fiscal year 2012. Prior to re-segmentation, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,261 million and $677 million, respectively, as of June 30, 2011. After re-segmentation, goodwill for the Medical Systems segment and the Procedural Solutions segment was $1,553 million and $1,385 million, respectively, as of June 30, 2011.

As of March 31, 2012, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $1,632 million and $1,385 million, respectively. As of June 30, 2011, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $1,553 million and $1,385 million, respectively, net of reclassification adjustments to conform to the current period presentation. The amount set forth above for goodwill acquired reflects the acquisition of Rowa, which we completed on August 1, 2011.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to 20 years. The detail of other intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
March 31, 2012
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	93	45	48
Developed Technology	9	343	146	197
Customer Relationships	14	476	243	233
Other	10	35	31	4

Total Amortized Intangibles	12	947	465	482

Total Intangibles		$1,299	$465	$834

June 30, 2011
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	12	86	39	47
Developed Technology	9	288	118	170
Customer Relationships	14	456	213	243
Other	9	36	30	6

Total Amortized Intangibles	12	866	400	466

Total Intangibles		$1,218	$400	$818

Amortization expense is as follows:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Amortization Expense	$22	$20	$66	$60

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2012	2013	2014	2015	2016
Amortization Expense	$88	$69	$66	$52	$50

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 9. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The computation of comprehensive income for the quarters and nine months ended March 31, 2012 and 2011 is as follows:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Net Income	$31	$45	$193	$159
Foreign Currency Translation Adjustments	16	25	(31)	71
Net Unrealized Gain (Loss) on Derivatives	20	—	13	(1)
Net Change in Minimum Pension Liability	—	—	—	1
Other	—	(2)	3	(4)

Comprehensive Income, Net of Tax	$67	$68	$178	$226

The components of accumulated other comprehensive loss, net of tax, consisted of the following:

(in millions)	March 31, 2012	June 30, 2011
Foreign Currency Translation Adjustments	$(40)	$(9)
Net Unrealized Gain on Derivative Instruments	14	1
Minimum Pension Liability	(2)	(2)
Other	2	(1)

Accumulated Other Comprehensive Loss	$(26)	$(11)

NOTE 10. BORROWINGS

Borrowings consisted of the following:

(in millions)	March 31, 2012	June 30, 2011
Senior Notes due 2012, 4.125% Less Unamortized Discount of $0.2 million at March 31, 2012, Effective Rate 4.37%	$250	$249
Senior Notes due 2014, 5.125% Less Unamortized Discount of $2.3 million at March 31, 2012, Effective Rate 5.36%	448	447
Senior Notes due 2019, 6.375% Less Unamortized Discount of $9.1 million at March 31, 2012, Effective Rate 6.60%	691	690
Euro Denominated Debt, Interest Averaging 3.49% at March 31, 2012, Due in Varying Installments through 2020	12	—
Other Obligations; Interest Averaging 8.10% at March 31, 2012 and 7.49% at June 30, 2011, Due in Varying Installments through 2014	1	2

Total Borrowings	1,402	1,388
Less: Current Portion	251	1

Long-Term Portion	$1,151	$1,387

Senior Unsecured Notes. In July 2009, we sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion. The discount on sale of the senior unsecured notes is amortized to interest expense utilizing the effective interest method.

Euro Denominated Debt. In connection with our acquisition of Rowa on August 1, 2011, we assumed a 9 million euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. At March 31, 2012, the aggregate outstanding balance on these loans was $12 million.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

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

At March 31, 2012 and June 30, 2011, there were no amounts outstanding under our revolving credit facilities.

Other Borrowings. We maintain other borrowings that consist primarily of additional notes, loans and capital leases. These additional notes, loans and capital leases totaled $1 million at March 31, 2012 and $2 million at June 30, 2011. Obligations related to capital leases are secured by the underlying assets.

Letters of Credit and Bank Guarantees. At March 31, 2012 and June 30, 2011, we had $23 million and $19 million, respectively, of letters of credit and bank guarantees outstanding.

NOTE 11. INCOME TAX

The effective tax rate was 26.1% and 24.2%, for the quarter and nine months ended March 31, 2012, respectively, as compared to 32.6% and 31.4%, for the quarter and nine months ended March 31, 2011, respectively.

The difference between the effective tax rate for the quarter ended March 31, 2012 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate. The difference between the effective tax rate for the nine months ended March 31, 2012 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate as well as favorable discrete adjustments related to foreign tax refunds.

The difference between the effective tax rate for the quarter and for the nine months ended March 31, 2011 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable discrete adjustments for uncertain tax positions.

During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal years 2003 through 2005 that included Notices of Proposed Adjustments for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. In addition, during the quarter ended December 31, 2010, we received an IRS Revenue Agent’s Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustments for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. We are currently before the IRS office of appeals for fiscal years 2003 through 2007. We continue to engage in substantive discussions with the IRS office of appeals related to our 2003 through 2005 fiscal years. It is reasonably possible that we will reach a favorable settlement with the IRS in relation to the fiscal years 2003 through 2005 within the next twelve months.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of March 31, 2012, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves to cover any possible future costs and expenses of compliance with the amended consent decree.

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

NOTE 13. FINANCIAL INSTRUMENTS

We use derivative instruments to partially mitigate our business exposure to foreign currency exchange and interest rate risk. We may enter into foreign currency forward contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and expenses, and on certain assets and liabilities. We hedge foreign currency exposure up to a maximum period of twelve months. We may also enter into interest rate swap agreements to manage variability of expected future cash flows and interest expense related to our existing debt, or future debt issuances.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of March 31, 2012 and June 30, 2011:

(in millions)	March 31, 2012	June 30, 2011
Assets:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[1]	$3	$1
Forward Interest Rate Swap Agreements[2]	23	—

Total Assets	$26	$1

Liabilities:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[3]	$2	$1

Total Liabilities	$2	$1

[1]	All foreign currency forward contracts classified as derivative assets are recorded as “Other Current Assets” in the condensed consolidated balance sheets.
[2]	All forward interest rate swap agreements classified as derivative assets are recorded as “Other Assets” in the condensed consolidated balance sheets.
[3]	All foreign currency forward contracts classified as derivative liabilities are recorded as “Other Accrued Liabilities” in the condensed consolidated balance sheets.

Cash Flow Hedges. We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts to manage variability of expected future cash flows from changing interest rates related to probable future debt issuances. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain (loss) on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of foreign currency forward contract cash flow hedges is included in the condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

At March 31, 2012 and June 30, 2011, we held foreign currency forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses. At March 31, 2012, we also held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with our debt.

The following table shows the notional amount of the outstanding cash flow hedges as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$81	$91
Interest Rate Swap Agreements	450	—

Total	$531	$91

As of March 31, 2012, the foreign currency forward contracts are expected to mature through March 2013.

During the quarter ended December 31, 2011, we entered into forward interest rate swap agreements related to forecasted debt issuances with a notional amount totaling $450 million. These agreements hedge the variability in

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

future probable interest payments due to changes in the benchmark interest rate between the date the swap agreements were entered into and the expected date of future debt issuances in 2014, at which time these agreements are intended to be settled.

Credit risk of these contracts was not material as of March 31, 2012 and June 30, 2011. The unrealized net gain included in OCI on the condensed consolidated balance sheet was $24 million at March 31, 2012, with no net gain or loss at June 30, 2011. The amounts reclassified from OCI to the condensed consolidated statements of income for the quarters and nine months ended March 31, 2012 and 2011 was not material.

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

The following table summarizes the notional amount of the fair value hedges outstanding as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$64	$222

During the quarter ended March 31, 2012 we recognized a loss of $2 million within “Interest Expense and Other, Net,” for foreign currency forward contracts. A net loss of $2 million was recognized related to foreign currency forward contracts during the nine months ended March 31, 2012. During the quarter and nine months ended March 31, 2011 we recognized losses of $9 million and $7 million, respectively, within “Interest Expense and Other, Net,” for foreign currency forward contracts.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on market prices for the same or similar instruments, as of March 31, 2012 and June 30, 2011:

	March 31, 2012		June 30, 2011
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign Currency Forward Contracts	$145	$1	$313	$—
Interest Rate Swap Agreements	450	23	—	—

Total	$595	$24	$313	$—

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 14. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2012:

(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,238	$1,238	$—	$—
Other Investments	16	16	—	—
Assets-Foreign Currency Forward Contracts	3	—	3	—
Interest Rate Swap Agreements	23	—	23	—

Total Financial Assets	$1,280	$1,254	$26	$—

Financial Liabilities:
Liabilities-Foreign Currency Forward Contracts	$2	$—	$2	$—

Total Financial Liabilities	$2	$—	$2	$—

The cash equivalents balance is comprised of highly liquid investments purchased with an original maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. Assets and liabilities classified as Level 2 relate to foreign currency forward contracts and interest rate swap agreements. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments. See note 13 to the unaudited condensed consolidated financial statements. We had no Level 3 assets or liabilities measured on a recurring basis at March 31, 2012.

Assets Measured at Fair Value on a Nonrecurring Basis. The following table presents our assets measured at fair value on a nonrecurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

(in millions)	Balance at March 31, 2012	Level 1	Level 2	Level 3	Total Losses Recognized
Assets held for sale	$45	$—	$—	$45	$74

During the quarter ended March 31, 2012, we wrote down the value of assets held for sale from discontinued operations, comprised of our Nicolet business. These assets, with a carrying amount of $119 million, were written-down to their fair value of $58 million, based on the sale price for the assets. The resulting total impairment charge of $74 million, which includes $11 million of cash expenditures associated with costs to sell, is reported in results of discontinued operations. See note 2. The fair value measurement used to determine this impairment was based on the market approach and reflects the anticipated sale proceeds, net of selling costs and working capital adjustments associated with these assets.

Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,563 million and $1,549 million as of March 31, 2012 and June 30, 2011, respectively, as compared to the net carrying amounts of $1,402 million and $1,388 million at March 31, 2012 and June 30, 2011, respectively. The fair value of our senior notes at March 31, 2012 and June 30, 2011 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at March 31, 2012 and June 30, 2011, was based on

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

either the quoted market prices for the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at March 31, 2012 and August 1, 2011, the date of acquisition, was determined using a discounted cash flow analysis, which approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 10 to the unaudited condensed consolidated financial statements.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The table below summarizes the changes in the carrying amount of the liability for product warranties for the nine months ended March 31, 2012:

(in millions)
Balance at June 30, 2011	$21
Warranty Accrual	15
Warranty Claims Paid	(10)
Adjustments to Preexisting Accruals	(4)

Balance at March 31, 2012	$22

As of March 31, 2012 and June 30, 2011, approximately $8 million of the ending liability balances related to accruals for product recalls.

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

Procedural Solutions. The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, the Company operates its Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. The Company also includes its respiratory diagnostics business within the Procedural Solutions segment, which it reports as “Other.”

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table presents information about our reportable segments for the quarters ended March 31, 2012 and 2011, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions [1]	Total
March 31, 2012:
External Revenues	$591	$328	$919
Depreciation and Amortization	35	15	50
Segment Profit	125	36	161
Capital Expenditures	20	6	26

March 31, 2011:
External Revenues	$498	$344	$842
Depreciation and Amortization	29	17	46
Segment Profit [2]	97	34	131
Capital Expenditures	30	11	41

[1]	Segment results have been adjusted for discontinued operations. See note 2.
[2]

The $15 million gain on the sale of assets associated with the March 28, 2011 divestiture of the OnSite Services business has not been allocated to segment results for the quarter ended March 31, 2011. See note 2.

The following table presents information about our reportable segments for the nine months ended March 31, 2012 and 2011, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions [1]	Total
March 31, 2012:
External Revenues	$1,672	$961	$2,633
Depreciation and Amortization	102	45	147
Segment Profit	334	80	414
Capital Expenditures	57	15	72

March 31, 2011:
External Revenues	$1,489	$1,003	$2,492
Depreciation and Amortization	86	50	136
Segment Profit [2]	260	73	333
Capital Expenditures	78	31	109

[1]	Segment results have been adjusted for discontinued operations. See note 2.
[2]

The $15 million gain on the sale of assets associated with the March 28, 2011 divestiture of the OnSite Services business has not been allocated to segment results for the nine months ended March 31, 2011. See note 2.

A reconciliation of total segment profit to consolidated income before income tax is presented below for the quarters and nine months ended March 31, 2012 and 2011:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Total Segment Profit	$161	$131	$414	$333
Gain on the Sale of Assets	—	15	—	15

Operating Income	161	146	414	348
Interest Expense and Other, Net	21	18	63	59

Income Before Income Tax	$140	$128	$351	$289

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarters Ended March 31,		Nine Months Ended March 31,		March 31,	June 30,
(in millions)	2012	2011	2012	2011	2012	2011
United States	$715	$675	$2,052	$2,018	$320	$346
International	204	167	581	474	109	102

Total	$919	$842	$2,633	$2,492	$429	$448

The following table presents the revenue information for select business lines within each of the segments for the quarters and nine months ended March 31, 2012 and 2011:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2012	2011	2012	2011
Medical Systems
Dispensing Technologies	$261	$210	$756	$644
Infusion Systems	245	213	690	628

Respiratory Technologies	78	69	207	199
Other	7	6	19	18

Total Medical Systems	$591	$498	$1,672	$1,489

Procedural Solutions[1]
Infection Prevention	$150	$144	$430	$421
Medical Specialties	80	82	237	238
Specialty Disposables	70	78	201	221

Other	28	40	93	123

Total Procedural Solutions	$328	$344	$961	$1,003

Total CareFusion	$919	$842	$2,633	$2,492

[1]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

NOTE 18. SUBSEQUENT EVENTS

On April 2, 2012, we completed the acquisition of PHACTS, LLC (“PHACTS”), a technology and consulting company that helps hospital pharmacies better manage inventory, reduce pharmaceutical costs, and streamline operations. The acquisition of PHACTS was not material to our condensed consolidated financial statements.

During April 2012, we purchased an additional 1.9 million shares for $50 million under our share repurchase program.

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

Leading up to the spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. In July 2011, we made a decision to realign our businesses into two new global operating segments to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. As a result of this business realignment, we also made a determination to realign our reportable segments with our new operating segments. Commencing with the quarter ended September 30, 2011, we re-segmented our businesses into two new operating and reportable segments: Medical Systems and Procedural Solutions. The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, the Company operates its Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. The Company also includes its data mining surveillance service business within the Medical Systems segment, which it reports as “Other.” The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, the Company operates its Infection Prevention, Medical

Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. The Company also includes its respiratory diagnostics business within the Procedural Solutions segment, which it reports as “Other.”

For the quarter and nine months ended March 31, 2011, certain amounts have been reclassified to conform to the current period presentation. See note 5, note 8 and note 17 to the unaudited condensed consolidated financial statements.

Overview

We are a leading global medical technology company with proven and industry-leading products and services designed to measurably improve the safety and quality of healthcare. We offer comprehensive product lines in the areas of IV infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments to customers in the United States and over 130 countries throughout the world. Our strategy is to enhance growth by focusing on healthcare safety and productivity, driving innovation and clinical differentiation, accelerating our global growth and pursing strategic opportunities. In furtherance of our strategy, we may seek to acquire entities that meet our objectives of driving innovation and global growth, as well as assessing our portfolio of businesses with a view of divesting non-core businesses that do not align with our objectives.

Since the beginning of fiscal year 2009, challenges have existed in the capital equipment market from delays in hospital capital spending, as well as prioritization of capital spending. Despite seeing small signs of improvement in overall hospital capital spending, we continue to anticipate it will take some time before significant market improvements are realized and prioritization will continue to be a significant factor as hospitals focus on attaining meaningful use capabilities within their information technology systems. We continue to believe that our Medical Systems business lines are well positioned to benefit from increases in hospital capital equipment spending as the market recovers over time.

Since 2010, procedure volumes in acute care facilities have decreased; although procedural volumes have been relatively stable during fiscal year 2012. Procedural volumes in acute care facilities represent one indicator for the demand of the disposable products sold within our Procedural Solutions operating segment. In addition to procedural volumes, demand for many of our Procedural Solutions products is created when physicians convert their existing practices away from legacy methods and adopt our clinically differentiated products. As a result, we believe our clinically differentiated product revenue has consistently outperformed trends in acute care facility procedural volumes.

Year over year, we generated revenues and income from continuing operations of $919 million and $103 million, respectively, compared to revenues and income from continuing operations of $842 million and $86 million, respectively, for the quarter ended March 31, 2011. For the nine months ended March 31, 2012, we generated revenues and income from continuing operations of $2,633 million and $266 million, respectively, compared to revenues and income from continuing operations of $2,492 million and $198 million, respectively, for the nine months ended March 31, 2011.

During the quarter ended March 31, 2012, our quarterly revenues increased $77 million to $919 million as a result of strong performance from our Medical Systems segment, partially offset by a revenue decrease in our Procedural Solutions segment. The increase in Medical Systems revenue includes the impact of Rowa, which was acquired in August 2011. The decrease in Procedural Solutions revenue includes the effect of our divestiture of Onsite Services during fiscal year 2011, which earned revenue of $10 million during the quarter ended March 31, 2011.

Our financial results for the nine months ended March 31, 2012 were negatively impacted by an increase in recall reserves in our Medical Systems segment. During the three months ended September 30, 2011, we recorded charges primarily related to expenses incurred and future expected costs associated with voluntary field corrections for a portion of our installed base of AVEA ventilators. During the nine months ended March 31, 2012, the net impact of these charges was $9 million. While we are in the process of remediating the affected ventilators, we continue to manufacture and sell our AVEA ventilator products.

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

In fiscal year 2011, we also incurred additional one-time expenditures associated with the separation from Cardinal Health (capital and expense), the total of which was approximately $80 million. All substantive expenditures associated with standing up operations from the spinoff were substantially complete as of the end of fiscal year 2011. We have funded these costs through cash from operations and cash on hand. The capital portion of these expenditures are being amortized over their useful lives and the other expenditures were expensed as incurred, depending on their nature. During the quarter and nine months ended March 31, 2012, we incurred no charges and $3 million, respectively, of these one-time expenditures. During the quarter and nine months ended March 31, 2011, we incurred $22 million and $59 million, respectively, of these one-time expenditures.

Our capital equipment revenues are generally subject to a certain degree of seasonality that aligns to our customer capital equipment purchasing cycles. Historically, this seasonality would manifest itself with higher sales in our second and fourth quarters and lower sales in our first and third quarters of our fiscal year.

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. We repurchased 2 million shares for a total of $50 million during the quarter ended March 31, 2012. During April 2012, we purchased an additional 1.9 million shares for $50 million under our share repurchase program.

Consolidated Results of Operations

Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
(in millions)	2012	2011	Change

Revenue	$919	$842	$77
Cost of Products Sold	460	405	55

Gross Margin	459	437	22

Selling, General and Administrative Expenses	241	256	(15)
Research and Development Expenses	45	36	9
Restructuring and Acquisition Integration Charges	12	14	(2)
Gain on the Sale of Assets	—	(15)	15

Operating Income	161	146	15

Interest Expense and Other, Net	21	18	3

Income Before Income Tax	140	128	12
Provision for Income Tax	37	42	(5)

Income from Continuing Operations	103	86	17
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(74)	(40)	(34)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	2	(1)	3

Loss from Discontinued Operations, Net of Tax	(72)	(41)	(31)

Net Income	$31	$45	$(14)

Revenue

The following table presents the revenue information for select business lines within each of the segments for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
(in millions)	2012	2011	Change
Medical Systems
Dispensing Technologies	$261	$210	$51
Infusion Systems	245	213	32
Respiratory Technologies	78	69	9
Other	7	6	1

Total Medical Systems	$591	$498	$93

Procedural Solutions[1]
Infection Prevention	$150	$144	$6
Medical Specialties	80	82	(2)
Specialty Disposables	70	78	(8)
Other	28	40	(12)

Total Procedural Solutions	$328	$344	$(16)

Total CareFusion	$919	842	$77

[1]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

Revenue in our Medical Systems segment increased $93 million to $591 million for the quarter ended March 31, 2012 compared to the prior year.

Dispensing Technologies revenue increased by $51 million primarily as a result of our acquisition of Rowa ($19 million) and organic business growth ($32 million). Respiratory Technologies revenue increased $9 million, primarily due to increased sales of ventilators under a significant government contract lasting through March 2013. Infusion Systems sales increased $32 million, primarily due to continued competitive wins.

Revenue in our Procedural Solutions segment decreased $16 million to $328 million for the quarter ended March 31, 2012 compared to the prior year. The revenue decrease was primarily attributable to a decrease in sales of Specialty Disposables products ($8 million) and the impact of the sale of the OnSite Services business in March 2011 which had $10 million in sales during the quarter ended March 31, 2011.

Gross Margin and Cost of Products Sold

Gross margin increased $22 million to $459 million during the quarter ended March 31, 2012 compared to the prior year. As a percentage of revenue, gross margin was 49.9% for the quarter ended March 31, 2012 compared to 51.9% in the prior year.

The decrease in gross margin as a percentage of revenue during the quarter ended March 31, 2012, was primarily due to lower pricing on our infusion pumps. During fiscal 2012, a large infusion pump manufacturer was required to remove one of its product lines from the market in connection with a FDA recall. In order to successfully compete in this business environment, we temporarily discounted the pricing on our infusion pumps, in some cases up to 30% or more. As sales related to this opportunity are substantially complete, we are now seeing a shift back to normalized pricing.

Selling, General and Administrative and Research and Development Expenses

SG&A and Research and Development expenses decreased $6 million to $286 million during the quarter ended March 31, 2012 compared to the prior year. The decrease was primarily due to a decrease in SG&A expenses ($15 million) primarily related to lower one-time costs associated with our spinoff from Cardinal Health incurred in the quarter ended March 31, 2012 compared to the prior year ($10 million), and partially offset by an increase in Research and Development expenses ($9 million).

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $2 million to $12 million during the quarter ended March 31, 2012 compared to the prior year.

We periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

Operating Income

Operating income increased $15 million to $161 million for the quarter ended March 31, 2012, compared to the prior year. Operating income as a percentage of revenue was 18% for the quarter ended March 31, 2012, compared to 17% in the prior year.

Segment profit in our Medical Systems reportable segment increased $28 million to $125 million during the quarter ended March 31, 2012 compared to the prior year. The 29% increase in segment profit was primarily driven by increased revenues in our Dispensing Technologies, Infusion Systems, and Respiratory Technologies business lines, and lower one-time costs associated with our spinoff from Cardinal Health in the quarter ended March 31, 2012 ($6 million) compared to the prior year.

Segment profit in our Procedural Solutions reportable segment increased $2 million to $36 million during the quarter ended March 31, 2012 compared to the prior year, primarily due to a decrease in restructuring and acquisition charges ($3 million), and lower one-time costs associated with our spinoff from Cardinal Health in the quarter ended March 31, 2012 ($4 million) compared to the prior year.

Interest Expense and Other, Net

Interest expense and other, net increased by $3 million to $21 million during the quarter ended March 31, 2012 compared to the prior year, primarily related to the impact of foreign currency exchange.

Provision for Income Tax

Income tax expense decreased $5 million to $37 million for the quarter ended March 31, 2012 compared to the prior year. The effective tax rate for the quarter ended March 31, 2012 was 26.1% compared to 32.6% for the quarter ended March 31, 2011. The decrease in the effective tax rate was primarily due to the favorable impact of a year over year shift in earnings of the foreign jurisdictions taxed at less than the U.S. statutory rate.

Generally, fluctuations in our effective tax rate are primarily due to changes within international and state effective tax rates resulting from our business mix and changes in the tax impact of restructuring and acquisition integration charges and other discrete items, which may have unique tax implications depending on the nature of the item.

We are currently before the IRS office of appeals for fiscal years 2003 through 2007. We continue to engage in substantive discussions with the IRS office of appeals related to our 2003 through 2005 fiscal years. It is reasonably possible that we will reach a favorable settlement with the IRS in relation to the fiscal years 2003 through 2005 within the next twelve months.

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

Loss from Discontinued Operations, Net of Tax

During the quarter ended March 31, 2012, loss from discontinued operations totaled $72 million, compared to loss from discontinued operations of $41 million for the quarter ended March 31, 2011. The difference is a result of the impairment charge recorded in the quarter ended March 31, 2012 due to the write down of assets related to the Nicolet business to fair value less costs to sell.

For additional detail regarding discontinued operations, see note 2 to the unaudited condensed consolidated financial statements.

Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

Below is a summary of comparative results of operations and a more detailed discussion of results for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
(in millions)	2012	2011	Change

Revenue	$2,633	$2,492	$141
Cost of Products Sold	1,309	1,219	90

Gross Margin	1,324	1,273	51

Selling, General and Administrative Expenses	766	779	(13)
Research and Development Expenses	118	108	10
Restructuring and Acquisition Integration Charges	26	53	(27)
Gain on the Sale of Assets	—	(15)	15

Operating Income	414	348	66

Interest Expense and Other, Net	63	59	4

Income Before Income Tax	351	289	62
Provision for Income Tax	85	91	(6)

Income from Continuing Operations	266	198	68
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(74)	(40)	(34)
Income from the Operations of Discontinued Businesses, Net of Tax	1	1	—

Loss from Discontinued Operations, Net of Tax	(73)	(39)	(34)

Net Income	$193	$159	$34

Revenue

The following table presents the revenue information for select business lines within each of the segments for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
(in millions)	2012	2011	Change
Medical Systems
Dispensing Technologies	$756	$644	$112
Infusion Systems	690	628	62
Respiratory Technologies	207	199	8
Other	19	18	1

Total Medical Systems	$1,672	$1,489	$183

Procedural Solutions[1]
Infection Prevention	$430	$421	$9
Medical Specialties	237	238	(1)
Specialty Disposables	201	221	(20)
Other	93	123	(30)

Total Procedural Solutions	$961	$1,003	$(42)

Total CareFusion	$2,633	$2,492	$141

[1]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

Revenue in our Medical Systems segment increased $183 million to $1,672 million for the nine months ended March 31, 2012 compared to the prior year. The revenue increase was a result of sales increases of $112 million and $62 million for our Dispensing Technologies and Infusion Systems business lines, respectively.

Dispensing Technologies revenues increased primarily as a result of non-organic growth from the acquisition of Rowa in fiscal year 2012 ($59 million). Respiratory Technologies revenue increased $8 million, primarily due to increased sales of ventilators under a significant government contract lasting through March 2013. Infusion Systems sales increased $62 million, primarily due to continued competitive wins.

Revenue in our Procedural Solutions segment decreased $42 million to $961 million for the nine months ended March 31, 2012 compared to the prior year. The revenue decrease was primarily attributable to a decrease in sales of Specialty Disposables ($20 million) and the impact of the sale of the Onsite Services business in March 2011 which had $32 million in sales in the nine months ended March 31, 2011.

Gross Margin and Cost of Products Sold

Gross margin increased $51 million to $1,324 million during the nine months ended March 31, 2012 compared to the prior year. As a percentage of revenue, gross margin was 50.3% for the nine months ended March 31, 2011 compared to 51.1% in the prior year.

The decrease in gross margin as a percentage of revenue during the nine months ended March 31, 2012, was primarily due to lower pricing on our infusion pumps. During fiscal 2012, a large infusion pump manufacturer was required to remove one of its product lines from the market in connection with a FDA recall. In order to successfully compete in this business environment, we temporarily discounted the pricing on our infusion pumps, in some cases up to 30% or more. As sales related to this opportunity are substantially complete, we are now seeing a shift back to normalized pricing.

Selling, General and Administrative and Research and Development Expenses

SG&A and Research and Development expenses decreased $3 million to $884 million during the nine months ended March 31, 2012 compared to the prior year. SG&A expenses as a percentage of revenue was 29% and 31% for the nine months ended March 31, 2012 and March 31, 2011, respectively. The decrease was primarily due to a $34 million decrease in one-time costs associated with our spinoff from Cardinal Health compared to the prior year, partially offset by increases in Research and Development expenses ($10 million) and Rowa SG&A expenses ($18 million).

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $27 million to $26 million during the nine months ended March 31, 2012 compared to the prior year, primarily as a result of charges associated with the 2011 Plan specific to the prior year.

Operating Income

Operating income increased $66 million to $414 million for the nine months ended March 31, 2012, compared to the prior year. Operating income as a percentage of revenue increased to 16% for the nine months ended March 31, 2012, compared to 14% in the prior year.

Segment profit in our Medical Systems reportable segment increased $74 million to $334 million during the nine months ended March 31, 2012 compared to the prior year. The increase in segment profit was primarily driven by increased revenues, reductions in restructuring charges ($14 million), and a decrease in one-time costs associated with our spinoff from Cardinal Health compared to the prior year ($18 million). Partially offsetting this increase were $9 million of recall charges incurred during the nine months ended March 31, 2012.

Segment profit in our Procedural Solutions reportable segment increased $7 million to $80 million during the nine months ended March 31, 2012 compared to the prior year. The 10% increase in segment profit was primarily attributable to lower restructuring charges ($13 million) and a decrease in one-time costs associated with our spinoff from Cardinal Health compared to the prior year ($16 million), partially offset by lower revenues for the nine months ended March 31, 2012.

Interest Expense and Other, Net

Interest expense and other, net increased $4 million to $63 million during the nine months ended March 31, 2012 compared to the prior year. This increase was primarily due to gains of $3 million from investing activities during the nine months ended March 31, 2012.

Provision for Income Tax

Income tax expense decreased $6 million to $85 million for the nine months ended March 31, 2012 compared to the prior year. The effective tax rate for the nine months ended March 31, 2012 was 24.2% compared to 31.4% for the nine months ended March 31, 2011. The decrease in the effective tax rate was primarily due to a decrease in discrete tax expense of $8 million as well as the favorable impact of a year over year shift in earnings of the foreign jurisdictions taxed at less than the U.S. statutory rate.

For additional detail regarding the provision for income tax, see note 11 to the unaudited condensed consolidated financial statements.

Loss from Discontinued Operations, Net of Tax

During the nine months ended March 31, 2012, loss from discontinued operations totaled $73 million, compared to loss from discontinued operations of $39 million for the nine months ended March 31, 2011. The difference is a result of the impairment charge recorded in the nine months ended March 31, 2012 due to the write down of assets related to the Nicolet business to fair value less costs to sell.

For additional detail regarding discontinued operations, see note 2 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Overview

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. Our cash balance at March 31, 2012 was $1,440 million. Of this balance, $1,146 million is held outside of the United States and is denominated in United States dollars as well as other currencies. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. We repurchased 2 million shares for a total of $50 million during the quarter ended March 31, 2012. During April 2012, we purchased an additional 1.9 million shares for $50 million. We anticipate funding the remainder of the stock repurchase program from domestic cash flow from operations.

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

Sources and Uses of Cash

The following table summarizes our condensed consolidated statements of cash flows from continuing operations:

	Nine Months Ended March 31,
(in millions)	2012	2011	Change
Cash Flow (Used in) Provided by:
Operating Activities	$346	$216	$130
Investing Activities	$(202)	$(77)	$(125)
Financing Activities	$(58)	$18	$(76)

Nine Months Ended March 31, 2012 and 2011

Net operating cash flow provided by continuing operations was $346 million for the nine months ended March 31, 2012 compared to $216 million for the nine months ended March 31, 2011. The increase in cash flow provided by continuing operations was due to higher net income, adjusted for the impact of non-cash items ($120 million) and an increase in cash flow associated with accounts receivable ($78 million), partially offset by a decrease in cash flow associated with inventories as a result of increased build ($18 million), a decrease in cash flow associated with accounts payable ($20 million), and a decrease in cash flow associated with other accrued liabilities and operating items ($27 million).

Net cash used in continuing operations from investing activities increased $125 million for the nine months ended March 31, 2012 compared to the prior year due to the acquisition of Rowa ($131 million, net of cash received) and offset by a net decrease in capital expenditures and intangible asset additions ($38 million), and proceeds from the sale of the OnSite Services business ($32 million).

Net cash used in continuing operations from financing activities increased $76 million for the nine months ended March 31, 2012 compared to the prior year. This increase was primarily due to the share repurchase program under which we repurchased 2 million shares of our common stock for a total of $50 million during the quarter ended March 31, 2012.

Capital Resources

Revolving Credit Facilities. In July 2011, we terminated an existing three-year senior unsecured revolving credit facility with an aggregate available principal amount of $480 million and entered into a new five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million, which matures in July 2016.

At March 31, 2012, there were no amounts outstanding under our senior unsecured revolving credit facility.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

At March 31, 2012, we did not have any off-balance sheet arrangements. We have had no material changes related to contractual obligations since June 30, 2011. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K, filed with the SEC on August 9, 2011.

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

As of March 31, 2012, the notional amount of forward interest rate swap derivative instruments outstanding was $450 million with an estimated fair value of approximately $23 million. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates. There were no interest rate swap derivative instruments outstanding as of June 30, 2011.

As of March 31, 2012, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. In July 2011, we terminated our three-year, $480 million senior unsecured revolving credit facility and replaced it with a five-year, $550 million senior unsecured revolving credit facility. At March 31, 2012, there were no outstanding amounts under our five-year senior unsecured revolving credit facility.

The tables below present information about our investment portfolio and debt obligations:

	March 31, 2012
	Maturing in Fiscal Year							Fair Market Value
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$202	$—	$—	$—	$—	$—	$202	$202
Cash Equivalents	$1,238	$—	$—	$—	$—	$—	$1,238	$1,238
Weighted Average Interest Rate [1]	0.09%	—	—	—	—	—	0.09%	—
LIABILITIES
Debt Obligations [2]
Fixed Rate Debt [3]	$—	$251	$2	$452	$2	$705	$1,412	$1,562
Weighted Average Coupon Rate	3.75%	4.12%	3.47%	5.12%	3.47%	6.35%	5.55%	—
Other Obligations	$—	$1	$—	$—	$—	$—	$1	$1
Weighted Average Interest Rate	6.87%	7.21%	12.43%	—	—	—	8.10%	—

	June 30, 2011
	Maturing in Fiscal Year							Fair Market Value
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$138	$—	$—	$—	$—	$—	$138	$138
Cash Equivalents	$1,232	$—	$—	$—	$—	$—	$1,232	$1,232
Weighted Average Interest Rate [1]	0.21%	—	—	—	—	—	0.21%	—
LIABILITIES
Debt Obligations [2]
Fixed Rate Debt [3]	$—	$250	$—	$450	$—	$700	$1,400	$1,547
Weighted Average Coupon Rate	—	4.13%	—	5.13%	—	6.38%	5.57%	—
Other Obligations	$1	$1	$—	$—	$—	$—	$2	$2
Weighted Average Interest Rate	6.70%	7.15%	—	—	—	—	7.49%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,563 million and $1,549 million at March 31, 2012 and June 30, 2011, respectively. The fair value of our senior notes at March 31, 2012 and June 30, 2011 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at March 31, 2012 and June 30, 2011 was based on either the quoted market prices for the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at March 31, 2012 and August 1, 2011, the date of acquisition, was determined using a discounted cash flow analysis, and approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

[3]	Fixed rate notes are presented gross of an $11 million and $14 million purchase discount at March 31, 2012 and June 30, 2011, respectively.

Foreign Currency Risk

We are a global company with operations in multiple countries and are a net recipient of currencies other than the United States dollar (“USD”). Accordingly, a strengthening of the USD will negatively impact revenues and gross margins expressed in consolidated USD terms.

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

The following table provides information about our foreign currency derivative instruments outstanding as of March 31, 2012 and June 30, 2011:

	March 31, 2012		June 30, 2011
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$—	—	$153	1.4
Australian Dollar	30	1.0	36	1.0
New Zealand Dollar	4	0.8	9	0.8
South African Rand	4	7.8	2	7.2
Japanese Yen	2	82.8	—	—
Mexico Peso	—	—	7	12.0
Canadian Dollar	14	1.0	1	1.0
Swiss Franc	2	0.9	3	0.9
British Pound	8	1.6	47	1.6

Total	$64		$258

Estimated Fair Value	$—		$—

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$42	12.7	$33	12.0
Swiss Franc	18	0.9	14	0.9
Euro	10	1.3	—	—
British Pound	—	—	1	1.6

Total	$70		$48

Estimated Fair Value	$1		$1

Foreign Currency Forward Contracts:
(Pay foreign currency/receive Euros)
British Pound	$11	0.8	$7	0.9

Total	$11		$7

Estimated Fair Value	$—		$—

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our company’s purchases of equity securities during the quarter ended March 31, 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publically Announced Program[3]
January 1 – 31, 2012	—	$—	—	$—
February 1 – 29, 2012[1]	45	25.86	—	500
March 1 – 31, 2012[2]	1,960,659	25.50	1,960,659	450

Total	1,960,704	$25.50	1,960,659	450

[1]	Represents restricted stock awards surrendered by employees upon vesting to meet tax withholding obligations.
[2]

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013.

[3]	Dollars in millions.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information included herewith is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREFUSION CORPORATION

Date: May 4, 2012	By:	/s/ James F. Hinrichs
James F. Hinrichs, Chief Financial Officer (Principal financial officer and duly authorized signatory)