Form 10-K
period 2012-06-30
CAREFUSION Corp
filed 2013-01-31
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-34273

CareFusion Corporation

(Exact name of Registrant as specified in its charter)

Delaware	26-4123274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 Torrey View Court

San Diego, CA 92130

(Address of principal executive offices, including zip code)

Telephone: (858) 617-2000

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on December 31, 2011, was $5,698,884,999. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, as of January 18, 2013 was 222,590,735.

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the fiscal year ended June 30, 2012, we are revising our consolidated and combined financial statements for the fiscal years ended June 30, 2011 and 2010, and our selected financial data for the fiscal years ended June 30, 2011, 2010, 2009, and 2008. These revisions are the result of the need to correct the manner in which we account for sales–type leases associated with our Pyxis medication and supply dispensing products, specifically the manner in which we estimate the fair value of leased assets as discussed below. We assessed the impact of these revisions and concluded that they were not material to any of our financial statements for the each of the three quarters within the nine months ended March 31, 2012, or fiscal years ended June 30, 2011, 2010, 2009, or 2008. As a result, we have not filed amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. Although the effect of these revisions was not material to these previously issued financial statements, the cumulative effect of reflecting these revisions in the current year would have been material for the fiscal year ended June 30, 2012. Consequently, we have revised these historical financial results in this Annual Report on Form 10-K. Because these revisions are treated as corrections to our prior period financial results, the revisions are considered to be a restatement under generally accepted accounting principles (“GAAP”). Accordingly, the revised financial information included in this Annual Report on Form 10-K has been identified as “restated.”

On August 29, 2012, we announced the delayed filing of this Annual Report on Form 10-K to consult with the Office of the Chief Accountant (the “OCA”) of the Securities and Exchange Commission (the “SEC”) regarding our accounting for sales–type leases associated with our Pyxis medication and supply dispensing products. As a result of our discussions with the OCA, we concluded that a modification was necessary in order to properly apply lease accounting principles to our sales-type leases. This modification of our application of lease accounting principles resulted in a change in the manner in which we estimate the fair value of leased assets in accounting for our sales–type leases, which impacts how we record revenue associated with our sales-type leases. The primary impact of this change on our consolidated and combined financial statements for the fiscal years ended June 30, 2011 and 2010 was to increase our previously reported revenues on the consolidated and combined statements of income for the fiscal years ended June 30, 2011 and 2010 and decrease our previously reported net investment in sales-type leases on the consolidated and combined balance sheets as of June 30, 2011 and 2010. While the revisions had a minor impact on individual line items on the consolidated and combined statements of cash flows, they did not result in any material changes to previously reported net cash provided by operating activities for the fiscal years ended June 30, 2011 and 2010. Note 2 to the consolidated and combined financial statements included in this Annual Report on Form 10-K contains tabular disclosures that set forth certain of the restated financial information.

For more information regarding the impact on our financial results, refer to Part I, Item 1A, “Risk Factors,” Part II, Item 6, “Selected Financial Data,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and to our Consolidated and Combined Financial Statements included in Part II, Item 8, including Note 2, “Revision of Previously Issued Consolidated and Combined Financial Statements”, and Note 23, “Selected Quarterly Financial Data (Unaudited)”. In addition, as a result of the need to correct the manner in which we estimate fair value in accounting for sales–type leases associated with our Pyxis medication and supply dispensing products, we concluded that we had a material weakness in our internal control over financial reporting as of June 30, 2012. Information regarding the internal control deficiencies identified by management and management's efforts to remediate those deficiencies can be found in Part II, Item 9A, “Controls and Procedures.”

i

Important Information Regarding Forward-Looking Statements

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K as well as other portions of this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements”, which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are a global medical technology company with proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. Our offerings include established brands used in hospitals throughout the United States and more than 130 countries worldwide.

We offer comprehensive product lines in the areas of medication management, infection prevention, operating room (“OR”) effectiveness, respiratory care and surveillance and analytics. Our primary product brands include:

•	Alaris intravenous (“IV”) infusion systems;
•	Pyxis automated medication dispensing and supply management systems;
•	AVEA, Vela and LTV Series respiratory ventilators;
•	ChloraPrep skin antiseptic products;
•	MaxGuard, MaxPlus and SmartSite needle-free IV infusion disposable sets and accessories;
•	V. Mueller and Snowden-Pencer open surgical and laparoscopic instrumentation;
•	AirLife nebulizers, ventilator circuits and other disposables used for providing respiratory therapy;
•	Jaeger and SensorMedics cardiopulmonary diagnostic equipment; and
•	MedMined software and surveillance services.

For the fiscal years ended June 30, 2012 and 2011, we generated revenue of $3.6 billion and $3.4 billion respectively, and income from continuing operations of $361 million and $299 million, respectively. Approximately 22% of our fiscal year 2012 revenue was from customers outside of the United States.

Separation from Cardinal Health

We were incorporated in Delaware on January 14, 2009 for the purpose of holding Cardinal Health, Inc.’s clinical and medical products businesses in anticipation of the spinoff from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us, and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders, based on a distribution ratio of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As of September 15, 2010, Cardinal Health had sold all remaining shares of our common stock retained in connection with the spinoff.

Our Strengths

We possess a number of competitive advantages that distinguish us from our competitors, including:

Scale and focus.    We are one of the largest medical technology companies in the world, with long-standing customer relationships, a global presence, and a focus on helping clinicians improve patient safety and reduce overall treatment costs. Mitigating the impact of medical errors and healthcare associated infections (“HAIs”) on patient safety and treatment costs is among the top priorities for hospitals, regulators and payers in the United States and increasingly, worldwide. At the same time, hospitals and healthcare facilities are seeking to improve efficiencies and reduce costs through increased workforce productivity and better medication and supply chain management. We believe that our products and services are well-positioned to help hospitals and healthcare facilities address these global priorities.

Technology leadership and innovation.    We have a long history of innovation and developing products and services that enable our customers to deliver safer and more cost-effective patient care. We pioneered the concept of a “smart” infusion pump that alerts the clinician when a parameter is outside the institution’s pre-established limitations for that medication. We created the market for medication dispensing machines that automate the management of medications from the pharmacy to the nursing unit. We were the first to integrate automated supply dispensing systems with clinical information systems that enable clinicians to chart, charge and reorder supplies. We have integrated our products with numerous other information systems within the hospital, including financial and business systems that support patient admissions, discharges and transfers, operational systems that include inventory management and clinical systems that include pharmacy information and electronic medical records. We believe that our strong heritage of technology leadership and innovation provides us with a solid foundation for the continued development of safe and cost-effective products and services that will enable us to continue to grow our revenue.

Industry expertise.    We employ a wide range of experienced clinical professionals, including doctors, nurses and pharmacists, who have a detailed understanding of how providers use our products and the current state of clinical practice, including best practices for medication management, infection prevention and respiratory care. These experts enable us to develop innovative and industry-leading products and services because of their in-depth understanding of the medical and clinical protocols for our products.

Focus on customer service.    As of June 30, 2012, we employed more than 700 sales people in the United States and over 1,600 field, clinical, and technical service personnel. We work with our customers to optimize their workflow as we meet their equipment needs, allowing them to deliver high levels of patient care and reduce operating costs. We also provide on-site clinical and technical support, product effectiveness tracking and customer training to provide the support necessary to help drive medication safety.

Strategy

We seek to grow our business by, among other things:

Focusing on healthcare safety and productivity.    Productivity and safety are rapidly becoming the standards by which healthcare providers are measured and compensated. We intend to continue to expand our product portfolio with additional and enhanced products that address global priorities of quality, patient safety, and cost efficiency in the areas of medication management, infection prevention, OR effectiveness, respiratory care, and surveillance and analytics.

Focusing on innovative and proven products.    With hospitals and other healthcare providers increasingly adopting outcome-based standards as a key part of their decision-making processes, we intend to offer additional and enhanced products that demonstrate clinical differentiation and compelling economic benefits. We intend to increase our investment in research and development to bring to market products that make it easy for providers to follow evidence-based protocols in patient care. We have new and enhanced products at various stages of development in our innovation pipeline, including a number of products that are expected to be launched in the next few years.

Accelerating global growth.    Our industry-leading positions in the United States markets in which we currently operate provide us with a platform for accelerated growth globally. Because our products and technologies have similar applications around the world, we are focused on expanding our operations in select developed and emerging markets outside the United States. We are investing in expanding our research and development capabilities to better tailor our products and technologies to the needs of international markets with practices different than the United States.

Pursuing strategic opportunities.    We intend to continue to explore organic growth, strategic alliances and acquisition opportunities that enable us to address our customers’ key concerns and global healthcare priorities.

We intend to selectively pursue strategic opportunities that give us access to innovative technologies, complementary product lines or new markets, yet remain consistent with our focus on healthcare safety and productivity. Our business strategy also involves assessing our portfolio of businesses with a view of divesting non-core businesses and product lines that do not align with our objectives.

Acquisitions and Divestitures

Acquisitions have historically played a role in our growth, and we have made several significant acquisitions in the last five years. Our business was formed principally through a series of acquisitions by Cardinal Health of established healthcare companies, including the acquisition in 2007 of VIASYS Healthcare Inc. (“Viasys”), a developer of respiratory care systems, and the acquisition in 2008 of the assets of Enturia, Inc. (“Enturia”), a manufacturer of skin-antiseptic products. Since our separation from Cardinal Health, we have taken steps to expand and refine our product offerings, including through the acquisitions and divestitures described below.

Acquisitions:

Date	Business
May 2010	Medegen, a manufacturer of clinically differentiated IV needleless access valves and administration sets, including our MaxGuard and MaxPlus products
April 2011	Vestara, a developer of technology solutions that enable the safe, efficient disposal and tracking of environmentally sensitive pharmaceutical waste
August 2011	Rowa, a German based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies
April 2012	PHACTS, a technology and consulting company that helps hospital pharmacies better manage inventory, reduce pharmaceutical costs, and streamline operations
June 2012	UK Medical Holdings, a leading distributor of specialized medical products to the National Health Service and private healthcare sector in the United Kingdom
November 2012	Intermed, a leading respiratory technologies company based in Brazil

Divestitures:

Date	Business
October 2009	Audiology, a manufacturer and marketer of hearing diagnostic equipment
May 2010	Research Services, a clinical trial service provider to pharmaceutical firms
March 2011	OnSite Services, a surgical instrument management and repair service provider
April 2011	International Surgical Products, a distributor of medical supplies and surgical products outside the United States
July 2012	Nicolet, a manufacturer of neurodiagnostic monitoring equipment

The results of our Audiology business, our International Surgical Products business, and our Nicolet business are reflected in discontinued operations in the financial information included throughout this Annual Report on Form 10-K.

Business Segments

Leading up to our spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our businesses into two new global operating and reporting segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Our historical financial information for periods prior to September 30, 2011 has been reclassified to reflect the re-segmentation into these new operating and reportable segments. See note 19 to the audited consolidated financial statements for certain segment financial data relating to our business.

The following business discussion is based on our two segments as they were structured for fiscal year 2012.

Medical Systems Segment

The Medical Systems segment is organized around our medical equipment businesses. In our Medical Systems segment, we develop, manufacture and market capital equipment and related supplies for medication management, which includes our infusion and medication dispensing technologies, supply dispensing technologies and respiratory technologies. Our products are designed to enable healthcare professionals to improve patient safety by reducing medication errors and improving administrative controls, while simultaneously improving workflow and increasing operational efficiency. We sell these products primarily through our direct sales force, but use third-party distributors as well, particularly outside the United States. Many of our products in this segment are integrated with other information systems within the hospital, including financial and business systems that support patient admissions, discharges and transfers, operational systems that include inventory management and clinical systems that include pharmacy information and electronic medical records.

We offer comprehensive value-added services and programs, software technical services and clinical education which are designed to enhance our customers’ utilization of our medical equipment products. Our project management, field service organization and customer call centers support our customers before, during and after product installation. Our project management teams assist customers with the development of project implementation plans which are designed to ensure rapid, seamless implementation of our products. Our field service organization provides on-site expertise to resolve customers’ service issues. Our customer call centers provide additional support to our customers. We also maintain a remote access system to help us quickly diagnose and rapidly resolve customers’ service issues.

The following chart presents the Medical Systems segment’s key business units and product lines:

Business Unit	Product Lines
Infusion Systems	IV medication safety and infusion therapy delivery systems, including dedicated disposables, software applications and related patient monitoring equipment (sold primarily under the Alaris brand)
Dispensing Technologies	Automated dispensing machines and related applications for distributing and managing medication and medical supplies (sold primarily under the Pyxis and Rowa brands)
Respiratory Technologies	Respiratory ventilation equipment and dedicated circuits used during respiratory therapy (sold primarily under the AVEA, Vela, and LTV Series brands)

In addition, our Medical Systems segment includes our MedMined business, which develops data mining surveillance software to help hospitals identify adverse drug events and HAIs.

Infusion Systems

We are a leader in the design, development and marketing of IV infusion systems that deliver medications and other fluids directly into a patient’s veins in precise, measured quantities over a wide range of infusion rates. We have the largest installed base of large volume infusion pumps (a key component of the infusion system) in the United States. We sell infusion products primarily to hospitals, ambulatory surgical centers and transport services.

Our Alaris System, sold primarily in the United States, is a sophisticated smart pump system that enables simultaneous IV medication and fluid administration from multiple infusion delivery modules, such as syringe pumps, large volume pumps, and patient controlled analgesia pumps, while at the same time monitoring vital signs such as respiratory activity and blood oxygen levels. The Alaris System utilizes our proprietary Guardrails software application that alerts a clinician when an infusion parameter is outside the institution’s pre-established limitations (known as a “data set”) for that medication, thereby helping hospitals reduce IV medication administration errors. Using a centralized server, data sets and continuous quality improvement (“CQI”) data from the Alaris System can be managed wirelessly. CQI data is then evaluated by clinicians and used to determine best practices and refine the data sets. In addition, data from the Alaris System may be transmitted to other hospital information systems, including electronic medication administration records, pharmacy information systems, alarms, management applications and documentation systems.

In North America, each of our current large volume infusion pumps uses only dedicated disposable administration sets designed and manufactured by or for us for that particular pump. Accordingly, when we sell a large volume infusion pump to a customer, the sale results in a long-term revenue stream associated with the dedicated disposables. It also establishes a long-term relationship with the customer that we believe provides an opportunity to sell additional products and services, including our clinically differentiated non-dedicated IV sets and accessories, which comprise part of our infection prevention business unit of our Procedural Solutions segment.

The international infusion systems market is more regionalized and fragmented than the United States market, and in many cases have different clinical practices than in the United States. We have developed infusion products tailored to meet the different needs of certain of these markets. As regions become more aware of the importance of patient safety, we expect the demand for more sophisticated products, like the Alaris System, will increase as it has in the United States. Our infusion systems have an established presence in countries with a focus on patient safety, such as the United Kingdom and Australia.

Dispensing Technologies

We are the leading provider of point-of-care systems that automate the dispensing of medications and supplies in hospitals and other healthcare facilities in the United States. We sell our dispensing products primarily to hospitals and other healthcare facilities including oncology clinics, ambulatory surgical centers, long-term care facilities and physician offices.

Internationally, standards for clinical and pharmacy practice, the prevalence of clinical information systems and regulatory and reimbursement policies tend to vary by country and region. For that reason, the international market for our current medication and supply dispensing products is in an early stage of development and one which we consider a long-term growth opportunity. In August 2011, we acquired Rowa, a German based company whose robotic medication storage and retrieval systems are designed to address elements of pharmacy operations requirements which are common outside of the United States.

The complexity of the medication dispensing process is a significant contributor to hospital inefficiencies. In 1989, we championed the concept of decentralized medication management — where medications are securely maintained and accessed at the nurse’s unit — and became the first to introduce automated dispensing products to the market. Our dispensing technologies products are designed to help healthcare professionals reduce medication errors, enhance administrative controls, improve clinician workflow, increase operational efficiency and improve billing accuracy. In addition, our products enable healthcare professionals to provide safer patient care by helping to ensure that the right medications are delivered in the right doses via the right routes to the right patients at the right times.

Our Pyxis medication management products automate the management of medications from the pharmacy to the nursing unit and integrate with other operational and information systems within the hospital. Other Pyxis products that are focused on medication management include the Pyxis Anesthesia System for medication dispensing in the OR, the Pyxis Connect physician order management system which streamlines the physician order process, decreases order turnaround time and reduces transcription errors, and the Pyxis EcoStation system, which can help hospitals identify, classify and segregate pharmaceutical waste and facilitate tracking and regulatory control reporting requirements. Our product offering also includes PHACTS pharmacy inventory management software which helps hospital pharmacies better manage inventory, reduce pharmaceutical costs, and streamline operations. In addition, we have other product offerings that are designed to help secure, track and replenish supplies of controlled substances and help ensure the accuracy of medication orders filled in the pharmacy and delivered to the Pyxis MedStation system.

In addition to medication dispensing, we also offer a comprehensive portfolio of medical supply management systems at the point of use, including the Pyxis SupplyStation system and the Pyxis ProcedureStation system, which are supply dispensing systems with controlled access and radio-frequency features that deliver custom solutions tailored to meet the needs of each customer. We also offer wireless handheld technology that supports both our infusion and dispensing businesses. Our positive patient identification applications for bedside verification are critical enablers of our integrated medication management and patient safety capabilities. We believe these technologies can also help healthcare providers improve patient charting and review.

To help provide financial flexibility to our customers, we offer them the opportunity to lease our dispensing products. We provide the financing for the majority of our customers under our leasing program rather than relying on third-party providers of credit.

Respiratory Technologies

We develop, manufacture, market and service mechanical ventilators and associated proprietary consumables for patients with respiratory disorders. Patients with a need for respiratory support are among the highest cost, highest risk, largest and fastest-growing hospital populations. We offer an extensive line of industry-leading mechanical ventilators marketed globally that treat respiratory insufficiency. These products are used in a variety of settings, from intensive care units to transport and homecare. Our respiratory care products are sold worldwide to a variety of customers including hospitals, sub-acute care facilities, homecare and transport providers.

Our AVEA ventilator system is a versatile neonatal, pediatric and adult critical care ventilator used in providing respiratory therapy in acute care settings. Our VELA ventilator offers a comprehensive range of modalities for pediatric and adult patients requiring either invasive or non-invasive ventilator support in both acute and alternate care settings. Our LTV Series ventilators provide portable invasive and non-invasive ventilation, and are used worldwide in a variety of care settings. Based on their compact size and versatility, LTV Series ventilators are used in critical care, emergency departments, long term care and home care, as well as emergency transport and military applications. Several of our ventilator systems, including the LTV Series ventilators, use only dedicated disposable ventilator circuits in the provision of respiratory therapy. Accordingly, when we sell an LTV Series ventilator, the sale results in a long-term revenue stream associated with the dedicated disposables.

We also manufacture and market specialty ventilators such as High Frequency Oscillatory Ventilators (“HFOV”) and SiPAP. Our HFOVs are designed to provide superior pulmonary gas exchange, while protecting the patient’s lungs from damage that may be caused by the cyclic expansion and contraction characteristic of conventional mechanical ventilation. Our HFOV products are primarily used to treat children and premature infants who suffer from acute respiratory failure and adults who suffer from acute lung injury. SiPAP is a unique form of non-invasive support for infants, which has been shown to lower work of breathing and reduce the need for more costly invasive forms of support.

Our customers face increasing pressure to manage costs and outcomes. To meet these challenges, we developed an innovative “system” approach to respiratory care by leveraging the experience gained by our infusion and dispensing businesses related to medical device interoperability. We now offer the CareFusion Ventilation System, which enables customers to access actionable information to support respiratory care and help them to improve clinical and operational outcomes. This system approach also enables a new level of interoperability with hospital electronic medical record applications. The system includes a handheld, positive patient ID application that automates the collection of ventilator documentation data at the point of care and wirelessly transmits it to the hospital electronic medical record system.

Procedural Solutions Segment

The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments businesses. In our Procedural Solutions segment, we develop, manufacture and market single-use skin antiseptic and other patient-preparation products, non-dedicated IV infusion administration sets and accessories, reusable surgical instruments and non-dedicated ventilator circuits and other disposables used for providing respiratory therapy. The majority of products in this segment are used in the operating room, interventional suites, and in the critical care departments of hospitals. We sell these products and services through a combination of direct sales representatives and third-party distributors.

The following chart presents the Procedural Solutions segment’s key business units and product lines:

Business Unit	Product Lines
Infection Prevention	Single-use skin antiseptic (sold under the ChloraPrep brand) and other patient-preparation, hair-removal and skin-care products and non-dedicated disposable IV infusion administration sets and accessories (sold under the MaxPlus, MaxGuard and SmartSite brands)
Medical Specialties	Surgical instruments (sold under the V. Mueller and Snowden-Pencer brands), interventional specialty products, such as diagnostic trays and biopsy needles, drainage catheters and vertebral augmentation products
Specialty Disposables	Non-dedicated disposable ventilator circuits and oxygen masks used for providing respiratory therapy (sold under the AirLife brand)

In addition, our Procedural Solutions segment includes our respiratory diagnostics product line, which includes pulmonary function testing equipment, metabolic and stress testing equipment, spirometers and other equipment sold under our Jaeger, SensorMedics and other brands.

Infection Prevention

Our Infection Prevention business unit consists mainly of single-use medical products used in surgical and vascular access procedures, including skin preparation products and disposable IV infusion administration sets and accessories.

Our key skin preparation product is our line of ChloraPrep sterile single-use applicators, which are used by hospitals and surgery centers as a skin antiseptic before surgical procedures or before injections. ChloraPrep products use a 2.0% concentration of the skin antiseptic chlorhexidine gluconate (“CHG”) with 70% isopropyl alcohol. Numerous clinical studies have demonstrated the advantage of CHG as compared to traditional iodine-based products. As a result, more than a dozen internationally recognized agencies and organizations, including the CDC, the Institute for Healthcare Improvement, the National Institutes of Health, the American Association of Critical Care Nurses and the American Academy of Pediatrics support the use of CHG-based formulations for patient skin preparation.

In addition to ChloraPrep products, we also manufacture, distribute and market a broad line of patient-preparation, hair-removal and skin-care products, including clippers and razors, special soaps, sponges and scrub brushes for surgeons and other operating room personnel. While our direct selling organization primarily promotes these products to acute care hospitals, our products are also used in ambulatory surgical centers and other healthcare settings such as home health and reference labs.

We have sales representatives or commissioned agents outside the United States. We currently have regulatory approval to sell ChloraPrep products in the United Kingdom, and over a dozen countries in Europe, and over time our intention is to use our sales organization outside the United States to bring ChloraPrep products to additional international markets.

Our Infection Prevention business unit also includes a full range of non-dedicated disposable IV infusion administration sets and accessories, many of which feature our proprietary SmartSite, MaxPlus and MaxGuard brand needle-free valves. Our clinically differentiated IV needle-free access valves and administration sets, sold under the MaxPlus and MaxGuard brands, include antimicrobial and other technologies.

Medical Specialties

Our Medical Specialties business unit consists mainly of specialty medical devices used in delivering interventional care and reusable surgical instrumentation products.

We develop, manufacture, and distribute a variety of reusable stainless steel open surgical instruments and minimally invasive laparoscopic instruments, including our V. Mueller and Snowden-Pencer brands. We offer over 25,000 unique surgical instruments, as well as surgical instrument information tracking systems and surgical instrument sterilization container systems. Key products include clamps, needle holders, retractors, specialty scissors and forceps. Our V. Mueller products are sold predominantly in the United States directly to hospitals through a direct selling organization.

We also develop and manufacture a variety of medical devices used primarily by interventional radiologists and surgeons in combination with certain image guidance technologies (for example, x-ray, computed tomography and ultrasound). We offer an extensive line of products that support interventional medicine for a variety of clinical disciplines in body and spine interventions. Our products include diagnostic trays, bone marrow and soft tissue biopsy needles, drainage catheters and vertebral augmentation products. These products are sold predominantly in the United States directly to hospitals.

Specialty Disposables

Our Specialty Disposables business unit focuses on providing clinicians with respiratory consumable products that work either independently or in conjunction with our range of ventilators. These products, sold primarily under our AirLife brand, include ventilator circuits and other non-dedicated disposables used for providing respiratory therapy.

We also serve as a distributor for a variety of products sourced from manufacturers, including humidifiers, nebulizers, oxygen masks, cannulae, suction catheters and other products used for providing respiratory therapy. Additionally, our Specialty Disposables business unit provides contract manufacturing services.

Competition

The markets for our products are highly competitive. Although no one company competes with us across the breadth of our offerings, we face significant competition in each of our business units from domestic and international companies. Our primary competitors in our Medical Systems segment include Baxter International; B. Braun; Fresenius Kabi; Hospira; Omnicell; McKesson; Dräger; and MAQUET. Our primary competitors in our Procedural Solutions segment include 3M; ICU Medical; Becton, Dickinson; Baxter International; B. Braun; Hospira; Smiths Medical; CR Bard; Integra Life Sciences; and Teleflex.

We compete based upon quality and reliability, technological innovation, price, customer service and support capabilities, brand recognition, patents and other intellectual property and the value proposition of helping hospitals improve patient care, while reducing overall costs associated with patient safety. We believe our product quality and brand strength give us a competitive advantage. We expect to continue to use our clinical expertise to offer innovative, industry-leading products and services for our customers.

Customers, Sales and Distribution

Sales to customers in the United States accounted for approximately 78% of our fiscal year 2012 revenue. Our primary end customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. A substantial portion of our products in the United States are sold to hospitals that are members of a group purchasing organization (“GPO”), integrated delivery networks (“IDNs”), and through wholesalers and distributors. Included within our product sales to wholesalers and distributors are product sales to Cardinal Health, with whom we have a non-exclusive distribution relationship following the spinoff. We have purchasing agreements for specified products with a wide range of GPOs in the United States. The scope of products included in these agreements varies by GPO.

Sales to customers outside the United States comprised approximately 22% of our fiscal year 2012 revenue, including sales to customers in over 130 countries. Our primary customers in markets outside the United States are hospitals and wholesalers, which are served through a direct sales force and commissioned agents, with a presence in more than 15 countries, and a network of distributors.

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

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report on Form 10-K include: CareFusionTM, Alaris®, Guardrails®, Pyxis®, AVEA®, VELA®, LTV® Series, Jaeger®, SensorMedics®, ChloraPrep®, V. Mueller®, Snowden-Pencer®, SmartSite®, PyxisConnect®, Pyxis MedStation®, Pyxis SupplyStation®, Pyxis ProcedureStationTM, Pyxis EcoStationTM, MedMined®, EnVe®, MaxPlus®, MaxGuard®and AirLifeTM which may be registered or trademarked in the United States and other jurisdictions.

Research and Development

We continuously engage in research and development to introduce new products and enhance the effectiveness, ease of use, safety and reliability of our existing products. Our research and development efforts include internal initiatives as well as collaborative development opportunities with third parties and licensing or acquiring technology from third parties. We employ engineers, software developers, clinicians and scientists in research and development worldwide. These experts help us to develop innovative, industry-leading products and services because of their in-depth understanding of the medical and clinical protocols for our product lines. Our research and development expenses were $164 million, $146 million and $148 million in fiscal years 2012, 2011 and 2010, respectively. We evaluate developing technologies in areas where we have technological or marketing expertise for possible investment or acquisition.

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

Regulatory Matters

Regulation of Medical Devices in the United States

The development, manufacture, sale and distribution of our medical device products are subject to comprehensive governmental regulation. Most notably, all of our medical devices sold in the United States are subject to the Federal Food, Drug and Cosmetic Act (“FDC Act”), as implemented and enforced by the United States Food and Drug Administration (“FDA”). The FDA, and in some cases other government agencies, administers requirements for the design, testing, safety, effectiveness, manufacturing, labeling, advertising and promotion, distribution and post-market surveillance of our products.

Unless an exemption applies, each medical device that we market must first receive either premarket clearance (by submitting a 510(k) notification) or premarket approval (by filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. The FDA announced recommendations following two task force investigations into the agency’s medical device 510(k) clearance process. While the FDA is currently not making regulatory changes in direct correlation to these recommendations, the FDA could make changes through its administrative process that would make the 510(k) clearance process and PMA approval more expensive for us, and could result in delays of future launches of new or modified medical devices. We cannot be sure that 510(k) clearance or PMA approval will be obtained for any product that we propose to market.

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

Regulation of Medical Devices Outside of the United States

Medical device laws also are in effect in many of the non-United States markets in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation. For example, the European Commission (“EC”) has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these regulations, manufacturers must have received product EC certification from a “notified body” in order to be able to sell products within the member states of the European Union. Certification allows manufacturers to stamp the products with an “EC” mark. Products covered by the EC regulations that do not bear the EC mark may not be sold or distributed within the European Union.

Regulation of Drugs

We market a line of topical antiseptics under the ChloraPrep brand name that are regulated by the FDA and comparable international authorities as nonprescription or over-the-counter (“OTC”) drugs. These products are marketed in the U.S. under a new drug application approved by the FDA and through appropriate international regulatory pathways. OTC drugs are regulated and we must comply with good manufacturing practices; for example, our manufacturing facilities (or those of our contract manufacturers) must be registered and all facilities are subject to inspection by federal and state authorities. Outside the United States, regulatory authorities regulate our OTC products in a manner similar to the FDA. In the United States, advertising of OTC drugs is regulated by the Federal Trade Commission in conjunction with the FDA, which imposes certain restrictions on our promotional activities for these products. If we (or our suppliers) fail to comply with regulatory requirements, we could face sanctions ranging from warning letters, injunctions, product seizures, civil or criminal enforcement actions, consent decrees, or removal of the product from distribution. Any of these actions could have an adverse effect on our business.

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

Other Regulatory Requirements

We are also subject to the United States Foreign Corrupt Practices Act and similar anti-bribery laws applicable in non-United States jurisdictions that generally prohibit companies and their intermediaries from improperly offering or paying anything of value to non-United States government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. In the sale, delivery and servicing of our medical devices and software outside of the United States, we must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”) and the Department of Commerce’s Bureau of Industry and Security (“BIS”) which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the United States government. Despite our global trade and compliance program, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment.

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

Employees

At June 30, 2012, we employed over 15,000 people across our global operations, with approximately 6,300 employed in the United States. In Europe, some of our employees are represented by unions or works councils. Overall, we consider our employee relations to be good.

Available Information

We post on our public website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. These materials can be found in the “Investors” section of our website by clicking the “Financial Information” link and then the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website, www.carefusion.com, or by contacting our Investor Relations Department at 3750 Torrey View Court, San Diego, California, 92130, or by calling 858-617-4621.

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

Our products are subject to regulation by the FDA and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory clearance and/or approval to market a medical device or other product. Clearance and/or approval might not be granted for a new or modified device or other product on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market clearance or pre-market approval before those products can be marketed or sold in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. Most recently, the FDA has proposed changes to its 510(k) pre-market clearance process and although we cannot predict with certainty the future impact of these initiatives, it appears that the time and cost to get many of our medical devices to market could increase significantly.

In addition, we are subject to regulations that govern manufacturing practices, product labeling and advertising, and adverse-event reporting that apply after we have obtained clearance or approval to sell a product. Our failure to maintain clearances or approvals for existing products, to obtain clearance or approval for new or modified products, or to adhere to regulations for manufacturing, labeling, advertising or adverse event reporting could adversely affect our results of operations and financial condition. Further, if we determine a product manufactured or marketed by us does not meet our specifications, published standards or regulatory requirements, we may seek to correct the product or withdraw the product from the market, which could have an adverse effect on our business. Many of our facilities and procedures and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations can be costly and time-consuming.

The sales and marketing of medical devices is under increased scrutiny by the FDA and other enforcement bodies. If our sales and marketing activities fail to comply with FDA regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies. A number of companies in the healthcare industry have been the subject of enforcement actions related to their sales and marketing practices, including their relationships with doctors and off-label promotion of products. In April 2011, we received a federal administrative subpoena from the Department of Justice. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. In August 2012, we received another federal administrative subpoena from the Department of Justice containing additional information requests. All three subpoenas request documents and other materials that relate primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. See note 15 to the audited consolidated and combined financial statements included in this Form 10-K for more information. We cannot control the pace or scope of any investigation and responding to the subpoena requests and any investigation will require the allocation of resources, including management time and attention. If we were to become the subject of an enforcement action, including any action resulting from the investigation by the Department of Justice or OIG, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have an adverse effect on our results of operations and financial condition.

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

Current economic conditions have and may continue to adversely affect our business, results of operations and financial condition.

Disruptions in the financial markets and other macro-economic challenges currently affecting the economy and the economic outlook of the United States, Europe and other parts of the world have had and we expect will continue to have an adverse impact on our results of operations and financial condition. Recessionary conditions and depressed levels of consumer and commercial spending have caused and may continue to cause our customers to reduce, modify, delay or cancel plans to purchase our products and have caused and may continue to cause vendors to reduce their output or change terms of sales. We have observed certain hospitals delaying as well as prioritizing capital purchasing decisions, which has had and we expect will continue to have an adverse impact on our financial results into the foreseeable future.

In addition, as a result of these recessionary conditions, our customers in and outside of the United States, including foreign governmental entities or other entities that rely on government healthcare systems or government funding, may be unable to pay their obligations on a timely basis or to make payment in full. If our customers' cash flow or operating and financial performance deteriorate or fail to improve, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to us. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products.

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

We have engaged in restructuring activities in the past and may engage in other restructuring activities in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, the costs associated with implementing restructuring activities might exceed expectations, which could result in additional future charges.

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

Defects or failures associated with our products and/or our quality system could lead to the filing of adverse event reports, product recalls or safety alerts with associated negative publicity and could subject us to regulatory actions.

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

Our future operating results will depend on our ability to sustain an effective quality control system and effectively train and manage our employee base with respect to our quality system. Our quality system plays an essential role in determining and meeting customer requirements, preventing defects and improving our products and services. While we have a network of quality systems throughout our business units and facilities, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in a public warning letter from the FDA, or potentially a consent decree. We are currently operating under an amended consent decree with the FDA, as discussed further below. In addition, we may be subject to product recalls or seizures, monetary sanctions, injunctions to halt manufacturing and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

We have no reserve in connection with the amended consent decree to cover potential future costs and expenses of compliance with the amended consent decree. As such, we may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. Moreover, the matters addressed in the amended consent decree could lead to negative publicity that could have an adverse impact on our business. The amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may also be required to pay monetary damages if we fail to comply with any provision of the amended consent decree. See note 15 to the audited consolidated financial statements included in this Form 10-K for more information. Any of the foregoing matters could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

Many of our key products are manufactured at single locations, with limited alternate facilities. If we experience damage to one or more of our facilities, or our manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, it may not be possible to timely manufacture the relevant products at previous levels or at all. In addition, if the capabilities of our suppliers and component manufacturers are limited or stopped, due to quality, regulatory or other reasons, it could negatively impact our ability to manufacture our products and could expose us to regulatory actions. Further, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. We may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components that are acceptable to us, could have an adverse effect on our results of operations and financial condition.

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

Our business strategy involves assessing our portfolio of businesses with a view of divesting non-core businesses and product lines that do not align with our objectives. Any divestitures may result in a dilutive impact to our future earnings, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line. See note 3 to the audited consolidated financial statements included in this Form 10-K for a discussion of our divestitures.

We may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. Among other initiatives, the legislation provides for a 2.3% annual excise tax on the sales of certain medical devices in the United States, commencing in January 2013. We will record this excise tax as a selling, general and administrative expense, which will have an adverse affect on our operating expenses and results of operations. We currently expect the impact of the tax to be approximately $15 million to $20 million in our fiscal year 2013, rising to approximately $30 million to $40 million annually thereafter. In addition, as the United States federal government implements additional provisions of healthcare reform, we anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. Public debate of these issues will likely continue in the future. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect federal healthcare reform or any future legislation or regulation may have on our customers' purchasing decisions regarding our products and services. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. Sales to customers outside of the United States made up approximately 22% of our revenue in the fiscal year ended June 30, 2012, and we expect that non-United

States sales will contribute to future growth as we continue to focus on expanding our operations in markets outside the United States. The risks associated with our operations outside the United States include:

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
•

economic instability, including the European financial crisis or other economic instability in other parts of the world and the impact on interest rates, inflation and the credit worthiness of our customers;

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

We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the United States dollar strengthens in relation to the currencies of other countries such as the Euro, where we sell our products, our United States dollar reported revenue and income will decrease. Additionally, we incur significant costs in foreign currencies and a fluctuation in those currencies' value can negatively impact manufacturing and selling costs. Changes in the relative values of currencies occur regularly and, in some instances, could have an adverse effect on our results of operations and financial condition.

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

We have outstanding $1.15 billion of senior unsecured notes that were utilized to finance our separation from Cardinal Health. This significant amount of debt has important risks to us and our investors, including:

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

In addition, in July 2011, we entered into a $550 million senior unsecured revolving credit facility (maturing July 6, 2016). Effective as of December 10, 2012, we increased the aggregate commitments available under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility. To the extent that we draw on our credit facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

As a result of various restrictive covenants in the agreements governing our senior unsecured revolving credit facility and our senior unsecured notes, our financial flexibility will be restricted in a number of ways. The agreement governing the credit facility subjects us to several financial and other restrictive covenants, including limitations on liens, subsidiary indebtedness and transactions with affiliates. Our credit facility also requires us to meet certain financial ratio tests on an ongoing basis that may require us to take action and reduce debt or act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot be sure that we will be able to meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our credit facility. If an event of default under our credit facility or senior unsecured notes occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

The failure to timely file our periodic reports may result in an event of default under the credit agreement for our senior unsecured revolving credit facility and the indenture for our senior unsecured notes, which may have an adverse effect on our business and financial condition.

Restrictive covenants in the agreements governing our senior unsecured revolving credit facility and senior unsecured notes require that we timely file our periodic reports with the SEC. The failure to timely file our periodic reports with the SEC could result in an event of default under the credit agreement for our senior unsecured credit facility and the indenture for our senior unsecured notes. While we obtained waivers from the lenders under the credit agreement related to our failure to file this Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, we cannot assure you that we would be able to obtain all waivers related to these filing delays or remedy any future events that could trigger an event of default under the credit agreement for our senior unsecured credit facility and the indenture for our senior unsecured notes. In addition, while we are developing and implementing new control procedures related to our accounting for our dispensing sales-type leases, we will need to monitor and evaluate these procedures to ensure that they are operating effectively. If these new procedures do not operate effectively, there is a risk that our financial results could be misstated in the future and that we will be unable to timely file future periodic reports with the SEC. We also cannot assure you that, if an acceleration of indebtedness were to arise from such an event of default, we would have sufficient funds to repay such indebtedness. Any acceleration of our outstanding indebtedness could have a material adverse effect on our business and financial condition.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

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

Cardinal Health is before the Internal Revenue Service (“IRS”) Appeals office with respect to its fiscal years 2003 through 2007, and is under audit for fiscal years 2008 through 2010. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent's Report for the fiscal years ending June 30, 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between our foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries, which we have appealed. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. In addition, during the quarter ended December 31, 2010 we received an IRS Revenue Agent's Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. We are currently before the IRS Appeals office related to the fiscal years 2003 through 2007, and we are engaged in substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal years. During the quarter ended September 30, 2011, the IRS commenced the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010. Furthermore, during the quarter ended December 31, 2011, the IRS commenced the tax audit for the short period September 1, 2009 through June 30, 2010. We have not received any Notices of Proposed Adjustment for these audit periods to date.

We regularly review our tax reserves and make adjustments to our reserves when appropriate. Accounting for tax reserves involves complex and subjective estimates by management, which can change over time based on new information or changing events or circumstances, including events or circumstances outside of our control. Although we believe that we have provided appropriate tax reserves for any potential tax exposures, we may not be fully reserved and it is possible that we may be obligated to pay amounts in excess of our reserves, including the full amount that the IRS is seeking in the appeals matters for our 2003 through 2007 fiscal tax years. The tax matters agreement that we entered into with Cardinal Health in connection with the separation generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. Any future change in estimate or obligation could adversely affect our results of operations and financial condition. See note 14 to the audited consolidated financial statements included in this Form 10-K filed for a discussion of the Notices of Proposed Adjustment for our fiscal years ended 2003 through 2007 and the change to our tax reserves.

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

Furthermore, our success depends on our ability to continue to attract, retain and motivate our senior management and other key personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel, fluctuations in global economic and industry conditions, changes in our senior management, competitors' hiring practices, and the effectiveness of our compensation programs. If we are unable to attract, retain and motivate such personnel in sufficient numbers and on a timely basis, we may experience difficulty in implementing our business strategy, which could have an adverse effect on our results of operations and financial condition.

Our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management’s assessment of our internal control over financial reporting as of June 30, 2012, identified a material weakness related to our accounting for sales-type leases. This material weakness could lead to a loss of investor confidence and could have a negative impact on the trading price of our common stock. As described in “Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting,” we are developing and implementing new control procedures regarding our accounting for sales-type leases, including the revised fair value estimation process for our leased assets, and we have taken steps to remediate this material weakness. We will need to monitor and evaluate these procedures to ensure that they are operating effectively. We may be at risk for future material weaknesses, particularly if these new procedures do not operate effectively. The existence of a material weakness could result in errors in our consolidated financial statements that could result in a restatement of consolidated financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

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

Our principal executive offices are located in a facility that we own in San Diego, California. At June 30, 2012, we owned or leased a total of approximately 3.5 million square feet of facility space worldwide to handle manufacturing, production, assembly, research, quality assurance testing, distribution, packaging, and administrative functions. At June 30, 2012, we had 19 manufacturing facilities of which 9 were located in the United States. We consider our operating facilities to be well-maintained and suitable for the operations conducted in them. We periodically evaluate our operating facilities and we may make additions, improvements and consolidations, when appropriate. None of our facilities experienced any significant idle time during fiscal year 2012.

The following table summarizes our facilities that are greater than 10,000 square feet by segment and by country as of June 30, 2012:

	Square Feet (in thousands)		Number of Facilities
	Leased	Owned
Medical Systems[1]
Australia	20	—	1
Canada	26	—	1
Germany	164	104	8
India	12	—	1
Italy	—	115	1
Mexico	226	319	2
Netherlands	11	—	1
New Zealand	12	—	1
South Africa	16	—	1
Spain	14	—	1
Switzerland	22	—	1
United Kingdom	163	21	8
United States	901	472	11

Medical Systems Total	1,587	1,031	38

Procedural Solutions[1]
Dominican Republic	—	35	1
United States	742	70	9

Procedural Solutions Total	742	105	10

Total	2,329	1,136	48

[1]	Certain of the facilities included in the table are utilized by more than one segment.

ITEM 3.	LEGAL PROCEEDINGS

See note 15 to the audited consolidated financial statements for a summary of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CFN”.

The price range per share of our common stock presented below represents the highest and lowest sales prices for our common stock on the NYSE during each quarter of the two most recent fiscal years.

Fiscal 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$28.24	$26.00	$26.38	$27.28
Low	$22.01	$22.66	$22.55	$23.79

Fiscal 2011
High	$25.35	$26.24	$28.61	$29.97
Low	$20.63	$22.53	$24.95	$26.15

As of January 18, 2013, there were 12,621 stockholders of record and 222,590,735 outstanding shares of common stock, and the closing price of our common stock on the NYSE was $30.72.

Dividends

We currently intend to retain any earnings to finance research and development, acquisitions and the operation and expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future. In addition, we use our excess cash to fund our share repurchase program. The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors. Moreover, should we pay any dividends in the future, there can be no assurance that we will continue to pay such dividends.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from September 1, 2009, when “regular way” trading in our common stock began on the NYSE, through June 30, 2012, with the comparable cumulative return of the S&P 500 index and S&P 500 Health Care index. The graph assumes that $100 was invested in our common stock and each index on September 1, 2009. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at September 1, 2009, for the indicated periods.

Fiscal Year 2010	9/1/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010
CareFusion Corporation	$100	$110	$126	$133	$114
S&P 500 Index	100	106	112	119	105
S&P 500 Health Care Index	100	102	112	115	102

Fiscal Year 2011	9/30/2010	12/31/2010	3/31/2011	6/30/2011
CareFusion Corporation	$125	$129	$142	$137
S&P 500 Index	117	129	137	137
S&P 500 Health Care Index	111	115	121	131

Fiscal Year 2012	9/30/2011	12/31/2011	3/31/2012	6/30/2012
CareFusion Corporation	$120	$128	$130	$129
S&P 500 Index	118	132	149	145
S&P 500 Health Care Index	118	130	141	144

Purchase of Equity Securities

The following table contains information about our company’s purchases of equity securities during the quarter ended June 30, 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Program[3]
April 1 – 30, 2012	1,942,658	$25.74	1,942,658	$400
May 1 – 31, 2012	570	$25.50	—	400
June 1 – 30, 2012	785	$24.54	—	400

Total	1,944,013	$25.74	1,942,658	$400

[1]	Includes shares of common stock surrendered by employees upon vesting of restricted stock awards to meet tax withholding obligations and shares repurchased pursuant to our share repurchase program.
[2]

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500.0 million of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. During fiscal year 2012, we repurchased a total of 3.9 million shares of our common stock under the share repurchase program for an aggregate of $100.0 million (excluding commissions and fees). We expect to continue to manage the pacing of the remaining $400.0 million of purchases under this program based on market conditions and other relevant factors.

[3]	Dollars in millions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical condensed consolidated and combined financial data. The condensed consolidated and combined statements of income data for each of the three fiscal years in the period ended June 30, 2012 and the condensed consolidated balance sheet data as of June 30, 2012 and 2011 are derived from our audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. The unaudited condensed combined statements of income data for fiscal years 2009 and 2008 and the unaudited condensed combined balance sheet data as of June 30, 2010, 2009 and 2008 are presented below.

Until our separation from Cardinal Health on August 31, 2009, CareFusion Corporation was a wholly owned subsidiary of Cardinal Health. Accordingly, our historical financial information for the fiscal year ended June 30, 2009 and prior years does not reflect our results as a separate, stand-alone company. In connection with the spinoff, Cardinal Health retained certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the United States markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health. These lines of businesses are reflected in the financial information included throughout this Annual Report on Form 10-K as discontinued operations. Since the spinoff, in furtherance of our business strategy, we have taken steps to expand our product offerings through acquisitions and to divest non-core businesses. The results of our Audiology business, International Surgical Products business and our Nicolet neurodiagnostics business, which we divested in October 2009, April 2011 and July 2012, respectively, are also reflected as discontinued operations. See note 3 to the audited consolidated and combined financial statements.

The selected historical condensed consolidated and combined financial and other operating data presented below should be read in conjunction with our audited consolidated and combined financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance, and our financial information for periods prior to June 30, 2009 does not necessarily reflect what our financial position and results of operations would have been had we operated as an independent, publicly-traded company during such periods presented, including changes that occurred in our operations and capitalization as a result of the separation from Cardinal Health.

The information presented in the following table has been restated as a result of the revised revenue recognition practices for our dispensing sales-type leases, as is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Revision of Previously Issued Consolidated and Combined Financial Statements,” to our Consolidated and Combined Financial Statements in Part II, Item 8.

	At or for the Fiscal Year Ended June 30, [1,2]
	2012	2011	2010	2009	2008
(in millions)		As Restated	As Restated	As Restated	As Restated
Statements of Income Data[6]:
Revenue	$3,598	$3,440	$3,377	$3,080	$3,073
Gross Margin	1,804	1,768	1,691	1,578	1,556
Operating Income[3]	574	504	450	437	480
Income before Income Tax	487	425	345	342	406
Income from Continuing Operations	361	299	161	288	312
Income (Loss) from Discontinued Operations, Net of Tax[4]	(68)	(50)	33	294	336
Net Income	293	249	194	582	648

Basic Earnings (Loss) per Common Share:
Continuing Operations	1.62	1.34	0.73	1.31	1.41
Discontinued Operations	(0.31)	(0.23)	0.15	1.33	1.52
Basic Earnings per Common Share	1.31	1.11	0.88	2.63	2.94
Diluted Earnings (Loss) per Common Share:
Continuing Operations	1.60	1.32	0.72	1.31	1.41
Discontinued Operations	(0.30)	(0.22)	0.15	1.33	1.52
Diluted Earnings per Common Share	1.30	1.10	0.87	2.63	2.94
Weighted-Average Number of Common Shares Outstanding[5]:
Basic	223.7	222.8	221.5	220.5	220.5
Diluted	226.0	225.1	223.0	220.5	220.5

Balance Sheet Data[6]:
Total Assets	$8,488	$8,185	$7,900	$8,305	$8,261
Long-Term Obligations, less Current Portion and Other Short-Term Borrowings[7]	1,151	1,387	1,386	1,159	1,539
Total Stockholders’ Equity or Parent Company Investment	5,231	5,070	4,676	5,423	5,006

[1]

Amounts reflect business combinations for all periods presented. See note 4 to the audited consolidated and combined financial statements for further information regarding the impact of acquisitions on fiscal years 2010 through 2012. The company acquired the assets of Enturia, Inc. in fiscal year 2008.

[2]

Amounts reflect restructuring and acquisition integration charges for all periods presented. Restructuring and acquisition integration charges were $33 million, $64 million, $15 million, $69 million and $35 million, in fiscal years 2012, 2011, 2010, 2009 and 2008, respectively.

[3]	During fiscal year 2008, we incurred charges related to acquired in-process research and development of $18 million.
[4]	A summary of our discontinued operations is presented in note 3 in the notes to the audited consolidated and combined financial statements.
[5]

For fiscal year 2009 and earlier, basic and diluted earnings per common share are computed using the number of shares of common stock outstanding on August 31, 2009, the date on which CareFusion common stock was distributed to shareholders of Cardinal Health.

[6]	Fiscal years 2009 and 2008 Statements of Income Data and fiscal years 2010, 2009 and 2008 balance sheet data is unaudited.
[7]	Includes the long-term portion of debt allocated from Cardinal Health. Total debt allocated by Cardinal Health was $1,281 million and $1,597 million as of June 30, 2009 and 2008, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) presented below refer to and should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Unless the context otherwise requires, references to “CareFusion Corporation”, “CareFusion”, “we”, “us”, “our” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in this Annual Report on Form 10-K to “Cardinal Health” refers to Cardinal Health, Inc. and its consolidated subsidiaries.

This MD&A contains restated results related to the modification of our method of accounting for our dispensing sales-type leases. See “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Revision of Previously Issued Consolidated and Combined Financial Statements,” to our Consolidated and Combined Financial Statements in Part II, Item 8 for a detailed discussion of the modification and effect of the restatement.

Overview

We are a global medical technology company with proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. We offer comprehensive product lines in the areas of medication management, infection prevention, operation room (“OR”) effectiveness, respiratory care and surveillance and analytics. Our offerings include established brands used in hospitals throughout the United States and more than 130 countries worldwide. Our strategy is to enhance growth by focusing on healthcare safety and productivity, driving innovation and clinical differentiation, accelerating our global growth and pursuing strategic opportunities.

Our primary customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. For the fiscal years ended June 30, 2012 and 2011, we generated revenue of $3.6 billion and $3.4 billion, respectively. We generated income from continuing operations of $361 million in fiscal year 2012 and $299 million in fiscal year 2011. Approximately 22% of our fiscal year 2012 revenue was from customers outside of the United States.

Separation from Cardinal Health

We were incorporated in Delaware on January 14, 2009 for the purpose of holding Cardinal Health, Inc.’s clinical and medical products businesses in anticipation of the spinoff from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As of September 15, 2010, Cardinal Health had sold all remaining shares of our common stock retained in connection with the spinoff.

We have incurred one-time expenditures in connection with the separation from Cardinal Health (capital and expense), primarily associated with employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs. In fiscal years 2012, 2011, and

2010 we incurred approximately $3 million, $80 million, and $120 million, respectively, of these one-time expenditures. We have funded these costs through cash from operations and cash on hand. The capital portion of these expenditures is amortized over their useful lives and the other expenditures are expensed as incurred, depending on their nature. We now believe that all substantive expenditures associated with standing up operations from the spinoff are complete.

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

Since the beginning of fiscal year 2009, challenges have existed in the capital equipment market from delays in hospital capital spending, as well as prioritization of capital spending. Despite seeing small signs of improvement in overall hospital capital spending, we continue to anticipate it will take some time before significant market improvements are realized and that prioritization will continue to be a significant factor as hospitals focus on attaining meaningful use capabilities within their information technology systems. We continue to believe that our Medical Systems business lines are well positioned to benefit from increases in hospital capital equipment spending as the market recovers over time.

Since 2010, procedural volumes in acute care facilities have decreased; although procedural volumes have been relatively stable during fiscal year 2012. Procedural volumes in acute care facilities represent one indicator for the demand of the disposable products sold within our Procedural Solutions operating segment. In addition to procedural volumes, demand for many of our Procedural Solutions products is created when physicians convert their existing practices away from legacy methods and adopt our clinically differentiated products. As a result, we believe our clinically differentiated product revenue has consistently outperformed trends in acute care facility procedural volumes.

Healthcare Reform

We are also affected by uncertainties in the healthcare industry related to healthcare reform. In March 2010, comprehensive healthcare reform was enacted in the United States through the passage of the Patient Protection and Affordable Health Care and the Health Care and Education Reconciliation Acts. Among other initiatives, the legislation provides for a 2.3% annual excise tax on the sales of certain medical devices in the United States, commencing in January 2013. We will record this excise tax as a selling, general and administrative expense, which will have an adverse affect on our operating expenses and results of operations. We currently expect the impact of the tax to be approximately $15 million to $20 million in our fiscal year 2013, rising to approximately $30 million to $40 million annually thereafter. In addition, as the United States federal government implements additional provisions of healthcare reform, we anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. The uncertainties regarding the implementation and impact of the enacted healthcare reform measures, as well as other potential reform initiatives in the future, may have an adverse effect on our customers’ purchasing decisions regarding our products and services.

Global Restructuring

During fiscal year 2011 our operations were impacted by our global restructuring program. This program, announced in August 2010 (the “2011 Plan”), was designed to reduce our cost structure and streamline operations, and was initially expected to result in a reduction of approximately 700 positions. The 2011 Plan resulted in a reduction of approximately 850 positions in fiscal 2011. This program provided operating expense savings of approximately $103 million in fiscal year 2011, primarily as a result of reducing headcount and eliminating unfilled positions. Of the $103 million of savings, approximately $65 million was a result of year over year savings in selling, general and administrative expense (“SG&A”) and lower cost of sales expense, and $38 million was a result of not filling open positions. The total expected restructuring costs associated with the 2011 Plan are approximately $50 million. Substantially all of the costs associated with the 2011 Plan were incurred as of June 30, 2011.

Innovation and New Products

Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. Our investment expense in research and development during fiscal year 2012 was $164 million, or 5% of revenues. Looking forward, we remain committed to producing a pipeline of innovative products to continue to support our growth strategies. We plan to increase our research and development expenditures with internal initiatives, as well as licensing or acquiring technology from third parties. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability. With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow. If, however, our future innovations are not successful in meeting customers’ needs or prove to be too costly versus their perceived benefit, our growth may slow.

International and Foreign Exchange

We sell our products in more than 130 countries and manufacture our products in six countries in North America, Europe, and Latin America. Due to the global nature of our business, our revenue and expenses are influenced by foreign exchange movements. In fiscal year 2012, approximately 16% of our sales were in currencies other than the United States dollar. Increases or decreases in the value of the United States dollar compared to other currencies will affect our reported results as we translate those currencies into United States dollars. The percentage of fiscal year 2012 sales by major currencies was as follows:

United States Dollar	84%
Euro	7%
British Pound	4%
All Other	5%

100%

Acquisitions and Divestitures

Acquisitions have historically played a role in our growth, and we have made several significant acquisitions in the last five years. Our business was formed principally through a series of acquisitions by Cardinal Health of established healthcare companies, including the acquisition in 2007 of VIASYS Healthcare Inc. (“Viasys”), a developer of respiratory care systems, and the acquisition in 2008 of the assets of Enturia, Inc. (“Enturia”), a manufacturer of skin-antiseptic products. Since our separation from Cardinal Health, we have taken steps to expand and refine our product offerings, including through the acquisitions and divestitures described below.

Acquisitions:

Date	Business
May 2010	Medegen, a manufacturer of clinically differentiated IV needleless access valves and administration sets, including our MaxGuard and MaxPlus products
April 2011	Vestara, a developer of technology solutions that enable the safe, efficient disposal and tracking of environmentally sensitive pharmaceutical waste
August 2011	Rowa, a German based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies
April 2012	PHACTS, a technology and consulting company that helps hospital pharmacies better manage inventory, reduce pharmaceutical costs, and streamline operations
June 2012	UK Medical Holdings, a leading distributor of specialized medical products to the National Health Service and private healthcare sector in the United Kingdom
November 2012	Intermed, a leading respiratory technologies company based in Brazil

Divestitures:

Date	Business
October 2009	Audiology, a manufacturer and marketer of hearing diagnostic equipment
May 2010	Research Services, a clinical trial service provider to pharmaceutical firms
March 2011	OnSite Services, a surgical instrument management and repair service provider
April 2011	International Surgical Products, a distributor of medical supplies and surgical products outside the United States
July 2012	Nicolet, a manufacturer of neurodiagnostic monitoring equipment

Acquired In-Process Research and Development

During fiscal year 2010 we acquired and capitalized $45 million of in-process research and development (“IPR&D”) related to our acquisition of Medegen. The value of this IPR&D was calculated based on a discounted cash flow method, which involved a number of significant assumptions, including timing of product deployment, revenues, margin, and associated discount rates. Effective July 1, 2009, IPR&D associated with business combinations is initially recorded in the balance sheet at fair value and tested for impairment annually until it is put into service. Prior to July 1, 2009, all acquired IPR&D was expensed immediately. See note 11 to the audited consolidated financial statements.

The IPR&D associated with Medegen is related to certain products that are under development and are expected to be launched in the next one to two years. Completion of these products is subject to certain regulatory approvals and logistics surrounding manufacturing the end products cost effectively. The value of this IPR&D is reviewed for impairment annually or as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.

Product Quality and Recalls

Product quality, particularly in life saving and sustaining technologies, plays a critical role in our success. A quality or safety issue may result in public warning letters, product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition. In addition, recalls may negatively affect sales due to customer concerns about product quality. For the fiscal year ended June 30, 2012, net charges related to product recalls were $23 million. For fiscal year 2011, net charges related to product recalls were not material. For fiscal year 2010, net charges related to product recalls were $3 million.

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. As of June 30, 2012, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves to cover any possible future costs and expenses of compliance with the amended consent decree. As such, we may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree.

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

Infusion Business and Market Developments

Our consolidated results have also been affected by developments within our infusion business and the infusion market in the United States. For several months of fiscal year 2009, we placed a hold on shipping the Alaris

System while we sought FDA clearance for a software correction. We received the required clearance in July 2009, and we subsequently resumed shipments. This shipping hold resulted in a negative impact on our infusion revenues in fiscal year 2009. When we released the shipping hold in July 2009, we saw higher demand, which resulted in higher revenues for fiscal year 2010.

Because of safety concerns, the FDA has increased its scrutiny of infusion pumps. During fiscal year 2011, three of our competitors recalled their infusion pumps to correct safety concerns. In addition, a fourth was ordered by the FDA to recall and destroy as many as 200,000 of its infusion pumps and to provide refunds to its customers or replace pumps at no cost. As a result, there was increased demand for infusion pumps in the United States in fiscal year 2011 and 2012, as healthcare providers sought to replace or upgrade their existing equipment. We experienced increased demand for our infusion pumps as a result, which contributed to higher infusion revenues for fiscal year 2011 and 2012. In order to successfully compete in this business environment, we temporarily discounted the pricing on our infusion pumps, in some cases up to 30% or more. We believe that sales related to this opportunity are substantially complete as of June 30, 2012.

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

For the period July 1, 2009 through the spinoff date from Cardinal Health on August 31, 2009, our operations were included in the consolidated income tax returns of Cardinal Health, however, income taxes were calculated and provided for CareFusion on a separate return basis for fiscal year 2010. The amount of liabilities related to income taxes prior to the spinoff that were retained by Cardinal Health are reflected in “Parent Company Investment” in the consolidated statements of stockholders’ equity. Commencing with the period beginning September 1, 2009, we began to file stand-alone income tax returns in the United States federal jurisdiction, various United States state jurisdictions and various foreign jurisdictions.

Basis of Presentation

The audited consolidated financial statements reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Periods presented prior to our August 31, 2009 spinoff from Cardinal Health have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Cardinal Health. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the United States markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff and are presented in these financial statements as discontinued operations. Our consolidated financial statements do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods prior to the spinoff from Cardinal Health.

Leading up to our spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our businesses into two new global operating and reporting segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Our historical financial information for periods prior to September 30, 2011, have been reclassified to reflect the re-segmentation into these two new operating and reporting segments.

The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business units. The Dispensing Technologies business unit includes equipment and related services for medication and supply dispensing. The Infusion Systems business unit includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business unit includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”

The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business units. The Infection Prevention business unit includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable IV infusion administration sets and accessories. The Medical Specialties business unit includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business unit includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. We also include our respiratory diagnostics product line within the Procedural Solutions segment, which we report as “Other.”

CONSOLIDATED RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

Below is a summary of comparative results of operations and a more detailed discussion of results for the fiscal years ended June 30, 2012 and 2011:

	Fiscal Year Ended June 30,
(in millions)	2012	2011 As Restated	Change
Revenue	$3,598	$3,440	$158
Cost of Products Sold	1,794	1,672	122

Gross Margin	1,804	1,768	36
Selling, General and Administrative Expenses	1,033	1,067	(34)
Research and Development Expenses	164	146	18
Restructuring and Acquisition Integration Charges	33	64	(31)
Gain on the Sale of Assets	—	(13)	13

Operating Income	574	504	70
Interest Expense and Other, Net	87	79	8

Income Before Income Taxes	487	425	62
Provision for Income Taxes	126	126	—

Income from Continuing Operations	361	299	62
Discontinued Operations
Loss from the Disposal of Discontinued Businesses, Net of Tax	(78)	(45)	(33)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	10	(5)	15

Loss from Discontinued Operations, Net of Tax	(68)	(50)	(18)
Net Income	$293	$249	$44

Revenue

The following table presents the revenue information for select business units within each of our reporting segments for the fiscal years ended June 30, 2012 and 2011:

	Fiscal Year Ended June 30,
(in millions)	2012	2011 As Restated	Change
Medical Systems
Dispensing Technologies	$1,038	$910	$128
Infusion Systems	955	889	66
Respiratory Technologies	295	267	28
Other	26	24	2

Total Medical Systems	$2,314	$2,090	$224
Procedural Solutions[1]
Infection Prevention	$576	$568	$8
Medical Specialties	317	322	(5)
Specialty Disposables	266	304	(38)
Other	125	156	(31)

Total Procedural Solutions	$1,284	$1,350	$(66)
Total CareFusion	$3,598	$3,440	$158

[1]	Reflects the impact of businesses reclassified to discontinued operations. See note 3 to the consolidated and combined financial statements.

Revenue in our Medical Systems segment increased 11% to $2,314 million compared to the prior fiscal year. Revenue increased largely as a result of increased sales of $128 million and $66 million for our Dispensing Technologies and Infusion Systems business units, respectively.

Revenue in our Dispensing Technologies business unit increased $128 million primarily as a result of new business from competitive displacements, increased renewals and upgrades from existing customers, and the year over year impact of our acquisition of Rowa ($79 million).

Revenue in our Infusion Systems business unit increased $66 million as a result of organic business growth in both capital and dedicated disposable products and continued sales growth and demand for our infusion pumps.

Revenue in our Procedural Solutions segment decreased by 5% to $1,284 million compared to the prior fiscal year. The revenue decrease is primarily attributable to decreased revenues from the Specialty Disposables business unit ($38 million) and the impact of the sale of the Onsite Services business, which had $32 million in sales in the prior year. These decreases were partially offset by year over year growth in our Infection Prevention business unit ($8 million).

Gross Margin and Cost of Products Sold

Gross margin increased 2% to $1,804 million compared to the prior fiscal year. As a percentage of revenue, gross margin was 50.1% and 51.4% for fiscal year 2012 and 2011, respectively.

The overall increase in gross margin was primarily the result of higher sales associated with our Infusion Systems and Dispensing Technologies business units. Margin as a percentage of revenue decreased primarily as a result of temporarily discounting the pricing on our infusion pumps. During fiscal 2012, a large infusion pump manufacturer was required to remove one of its product lines from the market in connection with a FDA recall. In order to successfully compete in this business environment, we temporarily discounted the pricing on our infusion pumps, in some cases up to 30% or more.

Selling, General and Administrative and Research and Development Expenses

SG&A and Research and Development expenses decreased 1% to $1,197 million compared to the prior fiscal year. The decrease was primarily due to a decrease in SG&A expenses ($34 million) primarily related to lower one-time costs associated with our spinoff from Cardinal Health incurred in fiscal year 2012 compared to costs incurred in the prior fiscal year ($47 million), and partially offset by an increase in Research and Development expenses ($18 million).

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $31 million to $33 million compared to the prior fiscal year primarily due to lower restructuring costs associated with the 2011 Plan ($38 million). In addition to the 2011 Plan, we periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

Operating Income

Segment profit in our Medical Systems segment increased $83 million to $465 million compared to the prior fiscal year. The 22% increase in segment profit was primarily driven by higher revenue in our Infusion Systems and Dispensing Technologies business units, and a decrease in SG&A expenses ($34 million) primarily related to lower one-time costs associated with our spinoff from Cardinal Health incurred in fiscal year 2012 compared to costs incurred in the prior fiscal year ($47 million).

Segment profit in our Procedural Solutions segment remained flat at $109 million compared to the prior fiscal year.

Interest Expense and Other

Interest expense and other, net increased 10% to $87 million compared to the prior fiscal year. This increase was primarily related to the impact of foreign currency exchange ($8 million).

In general, gains and losses resulting from foreign currency exchange rates are related to the remeasurement of receivables and payables, which are denominated in currencies other than the functional currency of the subsidiary which holds the receivable or payable and are netted with any associated fair value hedging activities entered into to minimize this exposure. See note 16 to the consolidated and combined financial statements.

Provision for Income Taxes

Income tax expense remained flat at $126 million compared to the prior fiscal year. The effective tax rate for fiscal year 2012 was 25.9% compared to 29.9% for fiscal year 2011. The decrease in the effective tax rate was primarily due to a decrease in discrete tax expense in fiscal year 2012 compared to the prior fiscal year as well as the change in income mix by jurisdiction.

Generally, fluctuations in our effective tax rate are primarily due to changes within international and state effective tax rates resulting from our business mix and changes in the tax impact of restructuring and acquisition integration charges and other discrete items, which may have unique tax implications depending on the nature of the item.

We are currently before the IRS Appeals office for the fiscal years 2003 through 2007, and we are engaged in substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal years. It is reasonably possible that we will reach a favorable settlement with the IRS in relation to the fiscal years 2003 through 2005 within the next twelve months.

During the quarter ended September 30, 2011, we commenced the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010. Furthermore, during the quarter ended December 31, 2011, the IRS commenced the tax audit for the short period September 1, 2009 through June 30, 2010.

We believe that we have provided adequate contingent tax reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment.

In January 2013, the American Taxpayer Relief Act of 2012 was signed into law in the United States. This legislation includes the temporary extension of several expired business tax incentives retroactively to calendar year 2012 and prospectively through calendar year 2013. Among the extended tax provisions was the research and development tax credit and look-through treatment of payments between related controlled foreign corporations. The effects of the change in the tax law will be recognized in our third quarter of fiscal year 2013, which is the quarter the law was enacted. Had the legislation been enacted during the reporting period, our income tax expense would have been reduced by approximately $1.8 million for fiscal year 2012.

For additional detail regarding the provision for income taxes, see note 14 to the consolidated and combined financial statements.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax totaled $68 million for fiscal year 2012 compared to loss from discontinued operations of $50 million for fiscal year 2011. The increase is a result of a loss from the disposal of the Nicolet business, which we classified as discontinued operations during fiscal year 2012 and divested in July 2012. Additionally, included in discontinued operations in the prior year are results from the International Surgical Products business, which was sold on April 1, 2011.

On July 1, 2012, we completed the sale of the Nicolet business, resulting in an additional $5 million loss recorded in discontinued operations for the quarter ended September 30, 2012 primarily related to tax impact from the sale.

See note 3 to the consolidated and combined financial statements for further information related to these discontinued operations.

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

Below is a summary of comparative results of operations and a more detailed discussion of results for the fiscal years ended June 30, 2011 and 2010:

	Fiscal Year Ended June 30,
(in millions)	2011 As Restated	2010 As Restated	Change
Revenue	$3,440	$3,377	$63
Cost of Products Sold	1,672	1,686	(14)

Gross Margin	1,768	1,691	77
Selling, General and Administrative Expenses	1,067	1,090	(23)
Research and Development Expenses	146	148	(2)
Restructuring and Acquisition Integration Charges	64	15	49
Gain on the Sale of Assets	(13)	(12)	(1)

Operating Income	504	450	54
Interest Expense and Other, Net	79	105	(26)

Income Before Income Taxes	425	345	80
Provision for Income Taxes	126	184	(58)

Income from Continuing Operations	299	161	138
Discontinued Operations
Loss from the Disposal of Discontinued Businesses, Net of Tax	(45)	(8)	(37)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	(5)	41	(46)

Income (Loss) from Discontinued Operations, Net of Tax	(50)	33	(83)
Net Income	$249	$194	$55

Revenue

The following table presents the revenue information for select business units within each of the reporting segments for the fiscal years ended June 30, 2011 and 2010:

	Fiscal Year Ended June 30,
(in millions)	2011 As Restated	2010 As Restated	Change
Medical Systems
Dispensing Technologies	$910	$868	$42
Infusion Systems	889	840	49
Respiratory Technologies	267	338	(71)
Other	24	25	(1)

Total Medical Systems	$2,090	$2,071	$19
Procedural Solutions[1]
Infection Prevention	$568	$463	$105
Medical Specialties	322	310	12
Specialty Disposables	304	300	4
Other	156	233	(77)

Total Procedural Solutions	$1,350	$1,306	$44
Total CareFusion	$3,440	$3,377	$63

[1]	Reflects the impact of businesses reclassified to discontinued operations. See note 3 to the consolidated and combined financial statements.

Revenue in our Medical Systems segment increased 1% to $2,090 million compared to the prior fiscal year. Revenue increased largely as a result of increased sales of $49 million and $42 million for our Infusion Systems and Dispensing Technologies business units, respectively, which was partially offset by decreased revenue of $71 million for our Respiratory Technologies business unit.

Revenue in our Infusion Systems business unit increased $49 million as a result of organic business growth in both capital and dedicated disposable products. These increases were partially offset by a decrease in revenues of $40 million as a result of the benefit during fiscal 2010 from the release of the shipping hold on the Alaris System in July 2009. Also affecting the year over year revenue change was the downward adjustment to revenue for the quarter ended September 30, 2009 associated with a revised estimate of accrued rebates to distributors.

Revenue in our Dispensing Technologies business unit increased $42 million primarily as a result of new business and competitive displacements.

During fiscal year 2010, Respiratory Technologies revenues were strong due to increased demand resulting from emergency preparedness efforts, including preparations for an anticipated severe flu season. As a result of restrained customer spending, a light flu season, and lower hospital admissions, we experienced lower capital product revenues and decreased utilization of our disposable respiratory products in fiscal year 2011.

Revenue in our Procedural Solutions segment increased by $44 million to $1,350 million compared to the prior fiscal year. The 3% revenue increase is primarily attributable to growth in our Infection Prevention and Medical Specialties business units of $105 million and $12 million, respectively, due to the year over year impact of our acquisition of Medegen in May 2010 ($57 million). Partially offsetting these increases was decreased revenue attributable to the impact of divesting our Onsite Services and Research Services businesses ($77 million).

Gross Margin and Cost of Products Sold

Gross margin increased by $77 million to $1,768 million compared to the prior fiscal year. As a percentage of revenue, gross margin was 51.4% and 50.1% for fiscal year 2011 and 2010, respectively.

The 5% increase in gross margin was primarily the result of higher sales associated with our Infusion Systems, Dispensing Technologies, and Infection Prevention business units. Margin as a percentage of revenue increased as a result of favorable changes in product sales mix, with higher sales in our Infusion Systems and Dispensing Technologies business units, which generally have higher margins; and lower sales in our Respiratory Technologies business unit, which generally has lower margins. Also improving our gross margin percentage were the impacts of our 2011 Plan and favorable manufacturing cost reductions. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative and Research and Development Expenses

SG&A and Research and Development expenses decreased by $25 million to $1,213 million compared to the prior fiscal year. This 2% decrease is primarily a result of savings associated with the 2011 Plan and reduced operating expenses associated with the divestiture of our Research Services business in May 2010 ($23 million). These decreases were partially offset by increased expenses associated with our acquisition of Medegen in May 2010 and increasing investment in our selling organization. Included within our SG&A expenses are certain one-time costs associated with our spinoff from Cardinal Health of $50 million and $59 million for fiscal year 2011 and 2010, respectively.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges increased $49 million to $64 million compared to the prior fiscal year. The increase is primarily a result of charges associated with the 2011 Plan. We incurred charges of approximately $46 million during fiscal year 2011 associated with the 2011 Plan.

Gain on the Sale of Assets

In March of fiscal 2011, we completed the sale of our Onsite Services business, which was historically part of our Procedural Solutions segment. The pre-tax gain related to the disposition was approximately $15 million, which was partially offset by an adjustment to the gain on sale related to the fiscal 2010 sale of our Research Services business. See note 3 to the consolidated and combined financial statements.

Operating Income

Segment profit in our Medical Systems segment increased $34 million to $382 million compared to the prior fiscal year. The 10% increase in segment profit was primarily driven by higher revenue in our Infusion Systems and Dispensing Technologies business units and reductions in overhead spending. Partially offsetting this increase were lower revenues from our Respiratory Technologies business unit ($71 million).

Segment profit in our Procedural Solutions segment increased $19 million to $109 million compared to the prior fiscal year. The 21% increase in segment profit is primarily attributable to the impact of an increase in revenue associated with our Infection Prevention and Medical Specialties business units of $105 million and $12 million, respectively. Partially offsetting these increases was decreased revenue attributable to the impact of divesting our Onsite Services and Research Services businesses ($77 million).

Interest Expense and Other

Interest expense and other, net decreased by $26 million to $79 million compared to the prior fiscal year. This 25% decrease was primarily related to a one-time write-off of debt issuance and related costs of $22 million associated with the bridge loan facility, which was terminated on August 31, 2009 and recorded during fiscal year 2010, as well as foreign currency gains ($3 million) and lower net interest expense in fiscal year 2011 ($5 million).

Provision for Income Taxes

Income tax expense decreased 32% to $126 million compared to the prior fiscal year. The effective tax rate for fiscal year 2011 was 29.9% compared to 53.3% for fiscal year 2010. The decrease in the effective tax rate was primarily due to a decrease in discrete tax expense in fiscal year 2011 compared to the prior fiscal year.

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

For additional detail regarding the provision for income taxes, see note 14 to the consolidated and combined financial statements

Income (Loss) from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax totaled $50 million for fiscal year 2011 compared to income from discontinued operations of $33 million for fiscal year 2010. The decrease is a result of a loss from the disposal of the International Surgical Products business, which we divested in fiscal year 2011 and the current year impact of the loss from the disposal of the Nicolet business, which we classified as discontinued operations in fiscal year 2012. Additionally, included in discontinued operations in the prior year are (a) two months of results from certain lines of business that manufactured and sold surgical and exam gloves, drapes and apparel and fluid management products in the U.S. markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, and were retained by Cardinal Health as a result of the spinoff, (b) results from the company’s former Audiology business, which produced and marketed hearing diagnostic equipment, which was sold on October 1, 2009 and (c) results from the International Surgical Products business, which was sold on April 1, 2011.

Liquidity and Capital Resources

Overview

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. In fiscal year 2012, cash outflows from financing activities were primarily related to the share repurchase program, as discussed below.

Our cash balance at June 30, 2012 was $1,648 million. Of this balance, $1,265 million is held outside of the United States and is denominated in United States dollars as well as other currencies. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes, as discussed below. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. Approximately $100 million of purchases (excluding commissions and fees) were made under this program at June 30, 2012. We expect to continue to manage the pace of the remaining $400 million of purchases under this program based on market conditions and other relevant factors.

Sources and Uses of Cash

The following table summarizes our consolidated statements of cash flows from continuing operations for the fiscal years ended June 30, 2012, 2011, and 2010:

	Fiscal Year Ended June 30,
(in millions)	2012	2011 As Restated	2010 As Restated
Cash Flow Provided by/(Used in)
Operating Activities	$648	$332	$648
Investing Activities	$(238)	$(18)	$(249)
Financing Activities	$(99)	$34	$(1)

Fiscal Years Ended June 30, 2012 and June 30, 2011

Net operating cash flow from continuing operations increased $316 million to $648 million for the year ended June 30, 2012 compared to the prior year. The increase is primarily due to the impact of cash inflows associated with trade receivables of $229 million, which is attributable to improved collections as a result of system stabilizations gained post-implementation and increased focus on collections from customers in Europe. An increase in income from continuing operations of $62 million also impacted the increase in operating cash flow at June 30, 2012. Additionally, activities within operating assets and liabilities, including inventories, accounts payable, sales-type leases, other accrued liabilities and other operating items, contributed to an increase in cash flow of $48 million from the prior year. These increases in cash flow were offset by decreases in cash flow from the impact of non-cash items of $23 million.

Net cash used in continuing operations from investing activities increased $220 million for the year ended June 30, 2012 compared to the prior year primarily due to an increase in amounts paid for acquisitions of $171 million and a decrease in amounts received for divestitures of $85 million. During the year ended June 30, 2012, we completed the acquisitions of Rowa, PHACTS and UK Medical Holdings. The increase in cash paid for acquisition was offset by a decrease in cash outflows associated with long-lived asset investment activities of $36 million.

Net cash used in continuing operations from financing activities increased $133 million for the year ended June 30, 2012 compared to the prior year. This increase is largely due to initiation of the share repurchase program, which resulted in an increase in cash outflow of $100 million compared to the prior year. Further, net cash transferred through discontinued operations resulted in a decrease of $24 million compared to prior years’ discontinued operation activities. The remaining decrease of $9 million is the result of other financing activities.

Fiscal Years Ended June 30, 2011 and June 30, 2010

Net operating cash flow from continuing operations decreased $316 million to $332 million for the year ended June 30, 2011 compared to the prior year. The decrease is due to the impact of cash outflows associated with other accrued liabilities and operating items of $399 million primarily attributable to changes in income taxes payable, increases in uncertain tax position reserves, and employee incentive compensation that was accrued at June 30, 2010 and paid during the fiscal year ended June 30, 2011. At June 30, 2011, accrued employee incentive compensation balances were significantly lower than similar accruals at June 30, 2010. Additionally, there was a decrease in cash flow associated with accounts receivable as a result of temporary delays in collections as a result of new system implementations of $149 million and a decrease in cash flow associated with inventory of $97 million. These decreases in operating cash flow were partially offset by increases in income from continuing operations of $138 million and the impact of non-cash items of $180 million, primarily attributable to changes in deferred income taxes.

Net cash used in continuing operations from investing activities decreased $231 million for the year ended June 30, 2011 compared to the prior year primarily due to a reduction in amounts paid for acquisitions and an increase in amounts received for divestitures. During the year ended June 30, 2011 we purchased Vestara and divested our OnSite Services and International Surgical Products businesses.

Net cash provided by continuing operations from financing activities increased $35 million for the year ended June 30, 2011 compared to the prior year. During the year ended June 30, 2010, we received proceeds from the issuance of debt of $1,378 million and utilized these proceeds to pay a dividend to Cardinal Health of $1,374 million associated with our spinoff. The remaining year over year change was primarily due to the change in amounts transferred to us from Cardinal Health before our spinoff of $46 million, partially offset by transfers with our discontinued operations of $56 million, and our payments of debt issuance costs of $29 million during the year ended June 30, 2010.

Capital Resources

Senior Unsecured Notes.    On July 14, 2009, we offered and sold $1.4 billion aggregate principal amount of senior unsecured notes. The net proceeds of the offering, $1.374 billion, were subsequently distributed as a dividend payment to Cardinal Health as part of the spinoff. The notes were issued in the following tranches:

•	$250 million aggregate principal amount of 4.125% senior notes due 2012;
•	$450 million aggregate principal amount of 5.125% senior notes due 2014; and
•	$700 million aggregate principal amount of 6.375% senior notes due 2019.

In August 2012, we used $250 million in cash to repay upon maturity the $250 million aggregate principal amount of 4.125% senior notes due 2012.

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

Revolving Credit Facility.    In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million. Effective as of December 10, 2012, we increased the aggregate commitments available under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility. At June 30, 2012, we had no amounts outstanding under the credit facility.

The credit facility matures on July 6, 2016. Borrowings under the credit facility bear interest at a rate per annum based upon the British Bankers Association LIBOR Rate or the alternate base rate, in each case plus an applicable margin, which varies based upon CareFusion’s debt ratings. The credit facility also requires us to pay a quarterly commitment fee to the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings.

The credit facility contains several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, dispositions, and transactions with affiliates. In addition, the credit facility contains financial covenants requiring us to maintain a consolidated leverage ratio of no more than 3.50:1.00 as of the end of any period of four fiscal quarters, and a consolidated interest coverage ratio of at least 3.50:1.00 as of the end of any period of four fiscal quarters. The credit facility is subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control.

The failure to timely file this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 resulted in a breach of our covenant under the credit facility to periodically deliver our financial statements to the lenders. We obtained waivers from the lenders under the credit facility, and we now have until April 30, 2013 to deliver to the lenders the financial statements included in this Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012; provided, however, that the waiver shall terminate earlier if we receive a notice of an event of default under the indenture for our outstanding senior notes and we fail to cure or obtain a waiver for such event of default within 60 days after receipt thereof.

Terminated Bridge Loan and Credit Facilities.    On July 1, 2009, we entered into a senior unsecured bridge loan facility (the “bridge loan facility”) to provide financing for an aggregate principal amount of $1.4 billion, with a term of 364 days from the date of any funding, for payment of the dividend to Cardinal Health as part of our spinoff. As the senior unsecured note offering was successfully completed prior to the separation, those proceeds were used to finance the payment of the dividend to Cardinal Health in lieu of drawing on the bridge loan facility. As a result, the bridge loan facility was terminated on August 31, 2009. In connection with this termination, we expensed approximately $22 million of capitalized fees to interest expense in the quarter ended September 30, 2009.

On July 1, 2009, we also entered into a 364-day senior unsecured revolving credit facility with an aggregate principal amount of $240 million and a three-year senior unsecured revolving credit facility with an aggregate principal amount $480 million and a maturity date of August 30, 2012. The 364-day credit facility expired undrawn on August 30, 2010. In July 2011, in connection with the five-year credit facility discussed above, we terminated the three-year credit facility.

Dividends

We currently intend to retain any earnings to finance research and development, acquisitions and the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, we use our excess cash to fund our share repurchase program. The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors. Moreover, should we pay any dividend in the future, there can be no assurance that we will continue to pay such dividends.

Contractual Obligations

As of June 30, 2012, our contractual obligations, including estimated payments due by fiscal year, are as follows:

	Payments Due by Fiscal Year
(in millions)	2013	2014-2015	2016-2017	Thereafter	Total
Long-Term Debt[1]	$250	$454	$3	$705	$1,412
Capital Lease Obligations[2]	1	—	—	—	1
Other Long-Term Liabilities[3]	74	53	14	2	143
Interest on Long-Term Debt[4]	70	117	89	97	373
Operating Leases[5]	37	62	40	17	156
Purchase Obligations[6]	269	16	2	—	287

Total Financial Obligations	$701	$702	$148	$821	$2,372

[1]

Represents maturities of our long-term debt obligations, excluding capital lease obligations described below, as described in note 13 to the consolidated and combined financial statements. Amounts are presented gross of debt issuance discounts of $11 million at June 30, 2012.

[2]	Represents maturities of our capital lease obligations included within long-term debt in the consolidated balance sheet and the related estimated future interest payments.
[3]

Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits of $301 million and deferred taxes of $644 million, tax associated accruals of $126 million, deferred compensation obligations of $16 million and other long-term liabilities of $17 million, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflow. See note 14 to the consolidated and combined financial statements for additional information.
[4]	Interest obligation is calculated based on each outstanding debt stated or coupon rate, or existing variable rate as of June 30, 2012, as applicable.
[5]

Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in note 15 to the consolidated and combined financial statements.

[6]

Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the maximum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

In addition to the contractual obligations set forth above, we expect that we will make payments to the IRS related to ongoing appeals of prior tax years under audit. We are currently before the IRS Appeals office for fiscal years 2003 through 2007. In addition, we have commenced federal income tax audits for fiscal years 2008 through 2010. We believe that we have provided adequate reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment. Further, even if we are adequately reserved for these matters, final settlement would require us to make a cash payment to the IRS, which could be material. If we determine to repatriate foreign cash or utilize our revolving credit facility to fund the payment to the IRS, it may result in increased costs. See note 14 to the consolidated and combined financial statements for further information.

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Sensitive Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our audited consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of these audited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Critical accounting policies are those accounting policies that can have a significant effect on the presentation of our financial condition and results of operations, and require use of complex and subjective estimates based upon past experience, trends, and management’s judgment. We evaluate our estimates and judgments on an ongoing basis and believe our estimates to be reasonable. Other companies applying reasonable judgment to the same facts and circumstances could develop different estimates. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our audited consolidated financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see note 1 to the consolidated and combined financial statements.

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

Generally, we classify our stand alone software application sales and any related post contract support related to these sales as software.

Revenue Recognition for Leases

We evaluate our lease transactions to determine the classification of the leases against the following criteria:

•	The lease transfers ownership of the property to the lessee by the end of the lease term;
•	There is a bargain purchase option;
•	The lease term is equal to or greater than 75% of the economic life of the equipment; or
•	The present value of the minimum lease payments are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease.

If a lease meets at least one of the criteria above and collectibility of the minimum lease payments is reasonably predictable and there are no important uncertainties surrounding the amount of unreimbursable costs yet to be incurred under the lease, the lease is classified as a sales-type lease. All other leases are classified as operating leases.

The economic life of our leased products is the estimated remaining period during which the capital equipment products are expected to be economically usable by one or more users, with normal repairs and maintenance, for the purpose for which they were intended at the lease inception, without limitation by the lease term. The value of our products is driven principally by their technological features and is subject to obsolescence due to advancements in technological features of next generation models. We consider the economic life of our technology-dependent capital equipment products to be five years based on the anticipated future technological advances of our products or that of our competitors. Additionally, five years represents the most frequent contractual lease term for our technology-dependent principal products and virtually none of our leases are for original terms longer than five years. Our product configurations are customized for each customer’s specific specifications, and there is no significant after-market for our used equipment and the equipment is not re-leased upon return. Upon return of the leased products, they are broken down and certain parts are reclaimed, but most of the parts are scrapped or discarded. Thus, we believe five years is representative of the period during which the technology-dependent products are expected to be economically usable at the inception of the lease. Residual values, if any, are established at lease inception using estimates of the fair value of reclaimable component parts of the products at the end of the lease term.

We are required to estimate the fair value of our leased products for the purposes of lease classification and determination of the interest rate implicit in the lease. We determine the estimate of fair value of our leased products based upon transacted cash sales of the same or similar products to similar classes of customers in the preceding twelve month period. The fair value estimation process is subject to significant judgment. Our products are sold at a wide range of cash selling prices. We stratify our cash selling prices of similar products by similar classes of customers based upon GPO or IDN affiliation. We believe the characteristics of the GPO or IDN, including size, volume, pre-negotiated trade discounts, and preferred provider relationship, is an appropriate basis to stratify our customer classes and related transacted cash sales to establish the normal selling price reflective of any volume or trade discounts for that class of customer. The interest rate implicit to the sales-type lease is used to determine the amount of revenue recognized at the inception of the lease and is derived as the interest rate which causes the fair value of the equipment to equal the present value of the minimum lease payments and the present value of the leased asset’s residual value.

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

In conducting the annual impairment test of our goodwill, the fair value of our reporting units is compared to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. We perform our impairment testing at the operating segment level. There are no fluid active or inactive markets for our operating segments to derive approximate fair values, and accordingly, the valuation process is similar to the valuation of a closely-held company and considers valuation methods that are income-based and market-based. Our income-based approach is a discounted cash flow method which utilizes an estimated discount rate to the projected after-tax cash flows for the operating segment. Our market-based approach utilizes an estimated market-based multiple to the operating segments’ estimated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The results of the income-based and market-based approaches are equally weighted to arrive at the total estimated fair value for each operating segment. Based on our annual impairment test as of the fourth quarter of fiscal year 2012, we did not record any goodwill or other indefinite lived intangibles impairments.

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

See note 6 to the consolidated and combined financial statements for additional information.

Provision for Income Taxes

Prior to August 31, 2009, our income taxes as presented are calculated on a separate tax return basis, although our operations were historically included in Cardinal Health's United States federal and state tax returns or non-United States jurisdictions tax returns. Cardinal Health's global tax model was developed based on its entire portfolio of businesses. Accordingly, our tax results for periods prior to August 31, 2009 are not necessarily reflective of the results that we would have generated on a stand-alone basis.

Our income tax expense, deferred tax assets and liabilities and measurement of uncertain tax positions reflect management's assessment of estimated future taxes to be paid on items in the consolidated and combined financial statements.

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

Loss Contingencies

We accrue for contingencies related to litigation and other claims arising out of our business based on degree of probability and range of possible loss. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these claims are often inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates.

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

We record share-based compensation expense for the share-based awards held by our employees, regardless of whether such share-based awards are based on common stock of CareFusion or common shares of Cardinal Health, with the offsetting impact recorded to “Additional Paid-In Capital” in our consolidated balance sheets. The fair value of stock options granted by CareFusion during the fiscal years ended June 30, 2012, 2011, 2010 and subsequent to the spinoff, was estimated by CareFusion utilizing a Black-Scholes-Merton valuation model. The fair value of performance stock units granted by CareFusion during fiscal year 2011 was estimated by CareFusion utilizing a Monte Carlo valuation model.

Our estimate of fair value depends on a complex process that requires the estimation of future uncertain events. These events, estimates of which are entered within the valuation model include, but are not limited to, stock price volatility, the expected life, expected dividend yield and forfeiture rates. Once fair values are determined, current accounting practices do not permit them to be changed, even if the estimates used in the valuation model are different from actual results. We are required to compare our estimated share-based forfeiture rates to actual forfeiture rates and record any adjustments as necessary. See note 21 to the consolidated and combined financial statements for additional information regarding share-based compensation including the valuation process.

New Accounting Pronouncements

See note 1 to the consolidated and combined financial statements included in Part II, Item 8 of this Form 10-K for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

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

Interest Rate Risk

Interest income and expense on variable-rate instruments are sensitive to fluctuations in interest rates across the world. Changes in interest rates primarily affect the interest earned on our cash and equivalents and to a significantly lesser extent the interest expense on our debt. We seek to manage our interest rate risk by using derivative instruments such as swaps with financial institutions to hedge our risks on a portion of our probable future debt issuances. In general, we may hedge material interest rate exposures up to several years before the forecasted transaction; however, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

To the extent that forward interest rate swap agreements qualify for hedge accounting, the gain (loss) will be recorded to Other Comprehensive Income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately.

As of June 30, 2012, the notional amount of forward interest rate swap derivative instruments outstanding was $750 million with an estimated fair value loss of approximately $17 million. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates. There were no interest rate swap derivative instruments outstanding as of June 30, 2011.

As of June 30, 2012, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. In July 2011, we terminated our three-year, $480 million senior unsecured revolving credit facility and replaced it with a five-year, $550 million senior unsecured revolving credit facility. Effective as of December 10, 2012, we increased the aggregate commitments available under our five-year senior unsecured revolving credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility. At June 30, 2012, there were no outstanding amounts under our five-year senior unsecured revolving credit facility.

The tables below present information about our investment portfolio and debt obligations:

	June 30, 2012
	Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$303	$—	$—	$—	$—	$—	$303	$303
Cash Equivalents	$1,345	$—	$—	$—	$—	$—	$1,345	$1,345
Weighted Average Interest Rate[1]	0.09%	—	—	—	—	—	0.09%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$250	$2	$452	$2	$1	$705	$1,412	$1,576
Weighted Average Coupon Rate	4.12%	3.47%	5.12%	3.47%	2.65%	6.35%	5.55%	—
Other Obligations	$1	$—	$—	$—	$—	$—	$1	$1
Weighted Average Interest Rate	7.32%	12.43%	—	—	—	—	8.54%	—

	June 30, 2011
	Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$138	$—	$—	$—	$—	$—	$138	$138
Cash Equivalents	$1,232	$—	$—	$—	$—	$—	$1,232	$1,232
Weighted Average Interest Rate[1]	0.21%	—	—	—	—	—	0.21%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$—	$250	$—	$450	$—	$700	$1,400	$1,547
Weighted Average Coupon Rate	—	4.13%	—	5.13%	—	6.38%	5.57%	—
Other Obligations	$1	$1	$—	$—	$—	$—	$2	$2
Weighted Average Interest Rate	6.70%	7.15%	—	—	—	—	7.49%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of $11 million and $14 million purchase discount at June 30, 2012 and June 30, 2011, respectively.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,577 million and $1,549 million at June 30, 2012 and June 30, 2011, respectively. The fair value of our senior notes at June 30, 2012 and 2011 was based on quoted market prices. The fair value of the other obligations at June 30, 2012 and June 30, 2011, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt or estimated based on discounted cash flows.

Foreign Currency Risk

We are a global company with operations in multiple countries and are a net recipient of currencies other than the United States dollar (USD). Accordingly, a strengthening of the USD will negatively impact revenues and gross margins expressed in consolidated USD terms.

Currently, we have foreign exchange risk associated with currency exposure related to existing assets and liabilities, committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. We seek to manage our foreign exchange risk by using derivative instruments such as forwards, swaps and options with financial institutions to hedge our risks. In general, we may hedge material foreign exchange exposures up to twelve months in advance; however, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign denominated receivables, payables and loans are recorded in the consolidated statements of income. To the extent that cash flow hedges qualify for hedge accounting, the gain or loss on the forward contract will be recorded to OCI. As the forecasted exposures affect earnings, the realized gain or loss on the forward contract will be moved from OCI to the consolidated statements of income.

The following table provides information about our foreign currency derivative instruments outstanding as of June 30, 2012 and June 30, 2011:

	June 30, 2012		June 30, 2011
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$1	1.2	$153	1.4
Australian Dollar	21	1.0	36	1.0
New Zealand Dollar	7	0.8	9	0.8
South African Rand	2	8.5	2	7.2
Mexico Peso	—	—	7	12.0
Canadian Dollar	14	1.0	1	1.0
Swiss Franc	2	1.0	3	0.9
Japanese Yen	2	79.4	—	—
British Pound	—	—	47	1.6

Total	$49		$258

Estimated Fair Value	$—		$—

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$23	13.8	$33	12.0
Euro	1	1.2	—	—
Indian Rupee	1	57.4	—	—
Swiss Franc	11	1.0	14	0.9
British Pound	13	1.6	1	1.6

Total	$49		$48

Estimated Fair Value	$(1)		$1

Foreign Currency Forward Contracts:
(Pay foreign currency/receive Euros)
British Pound	$8	0.8	$7	0.9

Total	$8		$7

Estimated Fair Value	$—		$—

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

CAREFUSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of CareFusion Corporation

We have audited the accompanying consolidated balance sheets of CareFusion Corporation as of June 30, 2012 and 2011, and the related consolidated and combined statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareFusion Corporation at June 30, 2012 and 2011, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CareFusion Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

January 31, 2013

CAREFUSION CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(in millions, except per share amounts)	2012	2011 As Restated	2010 As Restated
Revenue	$3,598	$3,440	$3,377
Cost of Products Sold	1,794	1,672	1,686

Gross Margin	1,804	1,768	1,691
Selling, General and Administrative Expenses	1,033	1,067	1,090
Research and Development Expenses	164	146	148
Restructuring and Acquisition Integration Charges	33	64	15
Gain on the Sale of Assets	—	(13)	(12)

Operating Income	574	504	450

Interest Expense and Other, Net	87	79	105

Income Before Income Tax	487	425	345
Provision for Income Tax	126	126	184

Income from Continuing Operations	361	299	161
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(78)	(45)	(8)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	10	(5)	41

Income (Loss) from Discontinued Operations, Net of Tax	(68)	(50)	33

Net Income	$293	$249	$194

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$1.62	$1.34	$0.73
Discontinued Operations	$(0.31)	$(0.23)	$0.15
Basic Earnings per Common Share	$1.31	$1.11	$0.88

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$1.60	$1.32	$0.72
Discontinued Operations	$(0.30)	$(0.22)	$0.15
Diluted Earnings per Common Share	$1.30	$1.10	$0.87

Weighted-Average Number of Common Shares Outstanding:
Basic	223.7	222.8	221.5
Diluted	226.0	225.1	223.0

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2012	June 30, 2011 As Restated
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,648	$1,370
Trade Receivables, Net	441	528
Current Portion of Net Investment in Sales-Type Leases	374	400
Inventories, Net	390	360
Prepaid Expenses	25	27
Other Current Assets	167	143
Current Assets of Discontinued Operations	73	40

Total Current Assets	3,118	2,868

Property and Equipment, Net	431	449
Net Investment in Sales-Type Leases, Less Current Portion	978	920
Goodwill	3,039	2,933
Intangible Assets, Net	831	818
Other Assets	91	89
Non-Current Assets of Discontinued Operations	—	108

Total Assets	$8,488	$8,185

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$251	$1
Accounts Payable	176	197
Deferred Revenue	62	67
Accrued Compensation and Benefits	139	132
Other Accrued Liabilities	286	205
Current Liabilities of Discontinued Operations	19	17

Total Current Liabilities	933	619

Long-Term Obligations, Less Current Portion	1,151	1,387
Deferred Income Taxes	644	631
Other Liabilities	529	478

Total Liabilities	3,257	3,115

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding — None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding — 221.4 and 223.6 shares at June 30, 2012 and June 30, 2011, respectively.	2	2
Treasury Stock, at cost, 4.1 and 0.1 at June 30, 2012 and June 30, 2011, respectively	(105)	(3)
Additional Paid-In Capital	4,759	4,712
Retained Earnings	663	370
Accumulated Other Comprehensive Loss	(88)	(11)

Total Stockholders’ Equity	5,231	5,070

Total Liabilities and Stockholders’ Equity	$8,488	$8,185

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock		Treasury Stock		Parent Company Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compreh -ensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2009 (As Previously Reported)	—	$—	—	$—	$5,506	$—	$—	$(55)	$5,451
Adjustments	—	—	—	—	(28)	—	—	—	(28)

Balances at June 30, 2009 (As Restated)	—	—	—	—	5,478	—	—	(55)	5,423
Net Transfers from Parent	—	—	—	—	1,453	—	—	—	1,453
Businesses Retained by Cardinal Health	—	—	—	—	(1,006)	—	—	26	(980)
Dividend to Cardinal Health	—	—	—	—	(1,374)	—	—	—	(1,374)
Conversion of Net Investment in CareFusion into Capital (As Restated)	221.2	2	—	—	(4,624)	4,622	—	—	—
Comprehensive Income:
Net Income from July 1, 2009 to August 31, 2009 (As Restated)	—	—	—	—	73	—	—	—	73
Net Income from September 1, 2009 to June 30, 2010 (As Restated)	—	—	—	—	—	—	121	—	121
Foreign Currency Translation Adjustments	—	—	—	—	—	—	—	(64)	(64)
Net Unrealized Loss on Derivatives	—	—	—	—	—	—	—	5	5
Net Change in Minimum Pension Liability	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	—	—	—	4	4

Total Comprehensive Income: (As Restated)									138

Share-Based Compensation, net	0.6	—	—	—	—	71	—	—	71
Other	0.5	—	—	—	—	(55)	—	—	(55)

Balances at June 30, 2010 (As Restated)	222.3	$2	—	$—	$—	$4,638	$121	$(85)	$4,676

Comprehensive Income:
Net Income (As Restated)	—	—	—	—	—	—	249	—	249
Foreign Currency Translation Adjustments	—	—	—	—	—	—	—	74	74
Net Change in Minimum Pension Liability	—	—	—	—	—	—	—	3	3
Other	—	—	—	—	—	—	—	(3)	(3)

Total Comprehensive Income: (As Restated)									323

Share-Based Compensation, net	1.3	—	0.1	(3)	—	72	—	—	69
Other	—	—	—	—	—	2	—	—	2

Balances at June 30, 2011 (As Restated)	223.6	$2	0.1	$(3)	$—	$4,712	$370	$(11)	$5,070

Comprehensive Income:
Net Income	—	—	—	—	—	—	293	—	293
Foreign Currency Translation Adjustments	—	—	—	—	—	—	—	(64)	(64)
Net Unrealized Loss on Derivatives	—	—	—	—	—	—	—	(13)	(13)
Net Change in Minimum Pension Liability	—	—	—	—	—	—	—	(4)	(4)
Other	—	—	—	—	—	—	—	4	4

Total Comprehensive Income:	—	—	—	—	—	—	—	—	216

Share-Based Compensation, net	1.7	—	0.1	(2)	—	47	—	—	45
Share Repurchase Program	(3.9)	—	3.9	(100)	—	—	—	—	(100)

Balances at June 30, 2012	221.4	$2	4.1	$(105)	$—	$4,759	$663	$(88)	$5,231

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in millions)	2012	2011 As Restated	2010 As Restated
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,370	$982	$604
Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$1	$37	$179

Cash Flows from Operating Activities:
Net Income	293	249	194
Income (Loss) from Discontinued Operations, Net of Tax	(68)	(50)	33

Income from Continuing Operations	361	299	161
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	198	186	167
Share-Based Compensation Expense	51	65	67
Deferred Income Taxes	18	58	(122)
Gain on the Sale of Assets	2	(13)	(12)
Bridge Loan Facility Fees	—	—	22
Other Non Cash Items	30	26	20
Change in Operating Assets and Liabilities, Net of Effects from Acquisitions:
Trade Receivables	90	(139)	10
Inventories	(25)	(42)	55
Net Investment in Sales-Type Leases	(32)	(30)	(25)
Accounts Payable	(25)	41	25
Other Accrued Liabilities and Operating Items, Net	(20)	(119)	280

Net Cash Provided by Operating Activities — Continuing Operations	648	332	648
Net Cash (Used in)/Provided by Operating Activities — Discontinued Operations	6	(9)	4

Net Cash Provided by Operating Activities	654	323	652

Cash Flows from Investing Activities:
Cash Paid for Acquisitions	(188)	(17)	(224)
Net Proceeds from Divestitures	59	144	108
Proceeds from the Sale of Property Plant and Equipment	—	—	1
Additions to Property and Equipment	(100)	(124)	(121)
Additions to Intangible Assets	(9)	(21)	(13)

Net Cash Used in Investing Activities — Continuing Operations	(238)	(18)	(249)
Net Cash Used in Investing Activities — Discontinued Operations	(1)	(1)	(9)

Net Cash Used in Investing Activities	(239)	(19)	(258)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	—	—	1,378
Reduction of Long-Term Obligations	(1)	(4)	(8)
Bridge Facility Fees and Debt Issuance Costs	(2)	—	(29)
Dividend Payment to Cardinal Health	—	—	(1,374)
Net Cash Transfer from Cardinal Health	—	—	46
Net Cash Transfer (to)/from Discontinued Operations	10	34	(22)
Share Repurchase Program	(100)	—	—
Other Financing Activities	(6)	4	8

Net Cash (Used in)/Provided by Financing Activities — Continuing Operations	(99)	34	(1)
Net Cash Used in Financing Activities — Discontinued Operations	(10)	(34)	(132)

Net Cash Used in Financing Activities	(109)	—	(133)

Effect of Exchange Rate Changes on Cash — Continuing Operations	(33)	40	(20)
Effect of Exchange Rate Changes on Cash — Discontinued Operations	3	8	(5)

Net Effect of Exchange Rate Changes on Cash	(30)	48	(25)

Net Increase in Cash and Equivalents — Continuing Operations	278	388	378
Net Decrease in Cash and Equivalents — Discontinued Operations	(2)	(36)	(142)

Cash and Equivalents at June 30, attributable to Continuing Operations	$1,648	$1,370	$982

Cash and Equivalents at June 30, attributable to Discontinued Operations	$(1)	$1	$37

Supplemental Information:
Cash Payments for:
Interest	$78	$78	$42
Income Taxes	$69	$122	$86

See accompanying notes to consolidated and combined financial statements

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Separation from Cardinal Health.    We were incorporated in Delaware on January 14, 2009 for the purpose of holding Cardinal Health, Inc’s clinical and medical products businesses in anticipation of the spin off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009. In connection with the spinoff, Cardinal Health contributed the majority of the businesses comprising its clinical and medical products segment to us and distributed approximately 81% of our outstanding common stock, or approximately 179.8 million shares, to its shareholders based on a distribution ratio of 0.5 shares of our common stock for each common share of Cardinal Health held on the record date of August 25, 2009. Cardinal Health retained approximately 19% of our outstanding common stock, or approximately 41.4 million shares, in connection with the spinoff. As of September 15, 2010, Cardinal Health had sold all remaining shares of our common stock retained in connection with the spinoff.

The consolidated and combined financial statements reflect the consolidated operations of CareFusion Corporation and its subsidiaries as a separate, stand-alone entity subsequent to August 31, 2009. Certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the U.S. market that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health, were retained by Cardinal Health as a result of the spinoff, and are presented in these financial statements as discontinued operations. Our consolidated and combined financial statements do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly-traded company during the periods prior to the spinoff from Cardinal Health. See note 3 for further information regarding discontinued operations.

Unless the context otherwise requires, references in these notes to consolidated and combined financial statements to “CareFusion Corporation”, “CareFusion”, “we”, “us”, “our”, “the company” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in notes to consolidated and combined financial statements to “Cardinal Health” or “parent” refers to Cardinal Health, Inc., an Ohio corporation, and its consolidated subsidiaries (other than CareFusion Corporation and its consolidated subsidiaries), unless the context otherwise requires.

Our Business.    We are a global medical technology company with proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. We offer comprehensive product lines in the areas of medication management, infection prevention, operation room effectiveness, respiratory care and surveillance and analytics. Our offerings include established brands used in hospitals throughout the United States and more than 130 countries worldwide. Our primary product brands include: CareFusionTM, Alaris®, Guardrails®, Pyxis®, AVEA®, VELA®, LTV® Series, Jaeger®, SensorMedics®, ChloraPrep®, V. Mueller®, Snowden-Pencer®, SmartSite®, PyxisConnect®, Pyxis MedStation®, Pyxis SupplyStation®, Pyxis ProcedureStationTM, Pyxis EcoStationTM, MedMined®, EnVe®, MaxPlus®, MaxGuard®and AirLifeTM. Our primary customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices.

Reorganization of Segment Information.    Following our spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our businesses into two new global operating segments and reporting segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Our historical financial information for periods prior to September 30, 2011, have been reclassified to reflect the

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

re-segmentation into these two new operating and reporting segments. The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business units. The Dispensing Technologies business unit includes equipment and related services for medication and supply dispensing. The Infusion Systems business unit includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business unit includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.” The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business units. The Infection Prevention business unit includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business unit includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business unit includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. We also include our respiratory diagnostics product line within the Procedural Solutions segment, which we report as “Other.”

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

All references to “notes” mean the notes to the consolidated and combined financial statements presented herein.

Prior to the spinoff, CareFusion had utilized the services of Cardinal Health for certain functions. These services included, but were not limited to, providing working capital, as well as certain legal, finance, information technology, internal audit, tax advisory, and human resources services, including various employee benefit programs. The cost of these services have been allocated to CareFusion and included in the consolidated and combined financial statements. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Additionally, in the periods presented prior to the spinoff we had earned royalty income from Cardinal Health and received a push down of assets and liabilities, including debt and interest expense. A more detailed discussion of the relationship with Cardinal Health, including a description of the costs which have been allocated to us, as well as the method of allocation, is included in note 18.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated and combined financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, fair value used in lease transactions, rebate accruals, inventory valuation, goodwill and intangible asset impairment, preliminary and final purchase accounting valuations including acquired in-process research and development costs, or (“IPR&D”), share-based compensation, income taxes, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

Cash Equivalents.    We consider all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates fair value.

Receivables.    Trade receivables are primarily comprised of amounts owed to us through our operating activities and are presented net of an allowance for doubtful accounts and accrued rebates. Our allowance for doubtful accounts totaled $15 million and $13 million at June 30, 2012 and 2011, respectively. An account is considered past due on the first day after its due date. We monitor past due accounts on an ongoing basis and establish appropriate reserves to cover probable losses. We write off any amounts deemed uncollectible against an established allowance for doubtful accounts.

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

Our trade receivables, lease receivables and accrued interest receivables are exposed to a concentration of credit risk with customers and re-sellers in the healthcare sector. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the hospital and acute care sectors of the healthcare industry. Such credit risk is limited, however, due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform ongoing credit evaluations of our customers’ financial condition and maintain reserves for credit losses. Such losses historically have been within our expectations.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Inventories.    We primarily determine inventory cost on a currently adjusted standard basis (which approximates actual cost on a first-in, first-out basis). We reduce the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving. We reserve for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and age of on-hand inventory. Work-in-process and finished goods inventories include raw materials, direct labor and manufacturing overhead. See note 8 for additional information.

Property and Equipment.    Property and equipment are stated at cost. Property and equipment held for sale are recorded at the lower of cost or fair value less costs to sell. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the shorter of the terms of their respective leases or their estimated useful lives. We use the following range of useful lives for our property and equipment categories buildings and improvements: one to 39 years; machinery and equipment: three to 15 years; and furniture and fixtures: three to seven years. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. See note 10 for additional information.

Goodwill and Intangible Assets.    Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets and liabilities assumed in the business combination. Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually in the fourth quarter of each fiscal year, or more frequently if certain indicators are present or changes in circumstances suggest impairment exists. Intangible assets with finite lives are amortized over their useful lives.

We conduct our goodwill impairment testing at the operating segment level which are the company’s Medical Systems and Procedural Solutions operating segments, as the business units comprising the operating segments service a common group of customers, offer complementary products, and share a common strategy.

In conducting the annual impairment test of our goodwill, an optional qualitative assessment may be performed. If the results of this qualitative assessment indicate that the fair value of our reporting units is more likely than not less than its carrying amount, the calculated fair value of our reporting units is compared to its carrying amount, including goodwill. If the calculated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the calculated fair value, further analysis is performed to assess impairment. We perform our impairment testing at the reporting unit level. There are no liquid active or inactive markets for our operating segments to derive approximate fair values, and accordingly, the valuation process is similar to the valuation of a closely-held company and considers valuation methods that are income-based and market-based. Our income-based approach is a discounted cash flow method which utilizes an estimated discount rate to the projected after-tax cash flows for the reporting unit. Our market-based approach utilizes an estimated market-based multiple to the operating segments’ estimated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The results of the income-based and market-based approaches are equally weighted to arrive at the total estimated fair value for each operating segment. Based on our annual impairment test as of the fourth quarter of fiscal year 2012, we did not record any goodwill or other indefinite lived intangible impairments.

Product Warranties.    We offer warranties on certain products for various periods of time. We accrue the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects our best estimate of probable liability under our product warranties. We estimate the liability based on our stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair our products under warranty. Factors that affect our warranty liability include the number of units sold, the length of the warranty, historical and anticipated rates of warranty claims and cost per claim. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. See note 20 for additional information.

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

Restructuring and Acquisition Integration Charges.    We account for restructuring activities using the liability approach, which requires a liability to be measured at its fair value and recognized as incurred. Acquisition integration charges are expensed as incurred. See note 6 for additional information.

Share-Based Compensation.    Share-based compensation, including grants of employee stock options, is recognized in the income statement based on the grant date fair values of the share-based awards.

The compensation expense recognized for all share-based awards is net of estimated forfeitures and is recognized ratably over the awards’ service period. We classify share-based compensation within Selling, General and Administrative (“SG&A”) expenses to correspond with the same line item as the majority of the cash compensation paid to employees. See note 21 for additional information.

Revenue Recognition.    We generate revenue through the sale and lease of equipment, services, medical products, supplies, software, and the income associated with the financing of our equipment leases. We recognize revenue when:

•	persuasive evidence of an arrangement exists;
•	product delivery has occurred or the services have been rendered;
•	the price is fixed or determinable; and
•	collectibility is reasonably assured.

Revenue is recognized net of sales returns and allowances, administration fees, incentives and estimated rebates.

The majority of our revenue transactions are multiple element arrangements in which we sell equipment, installation services, and extended warranty contracts or software maintenance contracts. Revenue is recognized for each unit of accounting individually. Subsequent to fiscal year 2011, we allocated revenue in multiple element arrangements to each unit of accounting using the relative selling price method. Selling prices used during the allocation process are based on; vendor specific objective evidence (“VSOE”) of fair value if available, third-party evidence if VSOE of fair value is not available, or estimated selling price if neither VSOE of fair value or third-party evidence is available. Prior to fiscal year 2011, we allocated revenue in multiple element arrangements to each unit of accounting using the relative fair value method. Fair value used during the allocation process through fiscal year 2010 was based on VSOE of fair value or third party evidence. To the extent neither VSOE or third party evidence of fair value existed for a delivered element, the residual method was applied.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Equipment sale revenue consists of dispensing, respiratory, and infusion equipment. We recognize equipment sale revenue upon customer acceptance, which occurs after the transfer of title and risk of loss to the customer and the substantial completion of installation or training services. When related training services are considered inconsequential, delivery is deemed to occur upon the transfer of title and risk of loss, at which time revenue and the costs associated with installation and training are recognized.

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

Until June 30, 2010, we considered our infusion equipment sold with safety software, patient identification software applications and related hardware, software installation services, and post-contract support to be software and software related elements, and we accounted for these items in accordance with ASC 985. Subsequent to our adoption of ASU 2009-14 on July 1, 2010, these products are no longer considered software and software related products as their tangible elements and software elements function or operate together to deliver the essential functionality of the product as a whole. The change in classification of these products had no material impact in the determination of units of accounting, nor the timing or amount of revenue recognition.

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

Translation of Foreign Currencies.    The financial statements of our entities outside the United States generally are measured using their local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign entities into United States dollars are accumulated in other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses, which are calculated by utilizing weighted average exchange rates for the period, are included in the consolidated and combined statements of income in “Interest Expense and Other, Net”. For the fiscal year 2012, Interest Expense and Other, Net includes translation loss of $6 million. For the fiscal years 2011 and 2010, Interest Expense and Other, Net includes translation gains of $6 million and $9 million, respectively.

Foreign Currency Risk Management.    Prior to the spinoff, we used derivative financial instruments indirectly through our participation in the centralized hedging functions of Cardinal Health, which were designed primarily to minimize exposure to foreign currency risk. Cardinal Health did not hold or issue derivative financial instruments for speculative purposes.

We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts to manage variability of expected future cash flows from changing interest rates. These derivative instruments are designated and qualify as cash flow hedges.

We also enter into foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. These contracts are treated as non-designated fair value hedges. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in “Interest Expense and Other, Net” in our consolidated and combined statements of income. The remeasurement adjustment is offset by the foreign currency forward contract settlements which are also classified in “Interest Expense and Other, Net” in our consolidated and combined statements of income.

Our cash flow derivative instruments are adjusted to current market values each period and qualify for hedge accounting. Periodic gains and losses of derivative instruments designated as cash flow hedges are deferred in other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in net income as an adjustment to the carrying amounts of underlying transactions in the period in which these transactions are recognized. For those contracts designated as fair value hedges, resulting gains or losses are recognized in earnings offsetting the exposure of underlying transactions. Carrying values of all derivative instruments are included in other assets or liabilities.

CareFusion’s policy requires that derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative instrument. Hedge effectiveness is assessed periodically. Any derivative instrument not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net income immediately. If a cash flow hedge ceases to qualify for hedge accounting treatment or is terminated, the derivative instrument would continue to be carried on the balance sheet at fair value until settled and future adjustments to the derivative instrument’s fair value would be recognized in earnings immediately. If a forecasted transaction was no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. See note 16 for additional information.

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintained strict counterparty credit guidelines and entered into hedges only with major financial institutions

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

that are investment grade or better. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and in any event would not be material. Additionally, we do not require collateral under these agreements.

New Accounting Pronouncements (Adopted during fiscal year 2012)

ASU 2010-28.    In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). For reporting units with zero or negative carrying amounts, ASU 2010-28 requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether any adverse qualitative factors are present. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted the amendment provisions of ASU 2010-28 on July 1, 2011; the adoption of this standard did not have material impact on our financial condition, results of operations or cash flows. See note 11 for additional information.

ASU 2010-29.    In December 2010, the FASB issued ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted the amendment provisions of ASU 2010-29 for the quarter ended September 30, 2011. As ASU 2010-29 is a disclosure standard, the adoption of this standard did not have any impact on our financial condition, results of operations or cash flows. See note 4 for additional information.

ASU 2011-04.    In May 2011, the FASB issued ASU 2011-04 — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement guidance, amends certain fair value measurement principles, and requires additional disclosures for certain fair value measurements. We prospectively adopted the amendment provisions of ASU 2011-04 on January 1, 2012; the adoption of this standard did not have material impact on our financial condition, results of operations or cash flows. See note 17 for additional information.

ASU 2011-08.    In September 2011, the FASB issued ASU 2011-08 — Goodwill Impairment Testing (“ASU 2011-08”). For entities testing goodwill for impairment, ASU 2011-08 allows the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the impairment test. The two-step impairment test would be required only if the fair value of a reporting unit is qualitatively determined to be more likely than not less than the carrying amount. We early adopted the amendment provisions of ASU 2011-08 prospectively on April 1, 2012; the adoption of this standard did not have material impact on our financial condition, results of operations or cash flows. See note 11 for additional information.

NOTE 2. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We are revising our historical consolidated and combined financial statements as of June 30, 2011 and for the fiscal years ended June 30, 2011 and 2010. These revisions are the result of the need to correct the manner in which we account for sales-type leases associated with our Pyxis medication and supply dispensing products. The

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

modification resulted in a change in the manner in which we estimate the fair value of leased assets for our Pyxis sales-type leases as a result of our consultation with the Office of the Chief Accountant of the Securities and Exchange Commission. The impact of this revision was to change the amount of revenue recognized at the inception of certain leases and the amount of financing revenue to be recorded over the term of such leases. The revision did not impact the total amount of revenue to be recorded over the term of the leases. We assessed the impact of the revisions on our prior interim and annual consolidated and combined financial statements and concluded that they were not material to any individual quarters or annual periods of those consolidated and combined financial statements. Although the effect of these revisions was not material to those previously issued financial statements, the cumulative effect of reflecting these revisions in the current year would have been material to the year ended June 30, 2012. Because these revisions are treated as corrections to our prior period financial results, the revisions are considered to be a restatement under generally accepted accounting principles (“GAAP”). Accordingly, the revised financial information included in this Annual Report on Form 10-K has been identified as “restated.”

The revisions had the impact of decreasing parent company investment by $28 million as of June 30, 2009 on the consolidated and combined statement of stockholders’ equity. As a result, additional paid-in capital decreased by $28 million as of June 30, 2011 and 2010.

The revisions to the consolidated and combined statements of cash flows did not have a material impact on any amounts previously reported for net cash from operating activities, investing activities, or financing activities and as a result, no net impact to net change in cash and equivalents for any previously reported periods.

The impact of the revisions on the previously issued consolidated and combined income statement for the year ended June 30, 2010 results in an increase in revenue and cost of products sold of $1 million, and had no impact to net income, and basic and diluted earnings per share. The impact of the revisions on the previously issued consolidated statement of cash flows for the year ended June 30, 2011 results in an increase in cash provided by net income and deferred income taxes of $5 million and $2 million, respectively, an increase in depreciation and amortization of $2 million, an increase in cash used in the net investment in sales-type leases of $8 million, and an increase in cash used in additions to property and equipment of $1 million. This revision increased net cash provided by operating activities within the consolidated statement of cash flows from $322 million to $323 million and increased net cash used in investing activities from $(18 million) to $(19 million) for the year ended June 30, 2011. The impact of the revisions on the previously issued consolidated and combined statement of cash flows for the year ended June 30, 2010 results in an increase in depreciation and amortization of $2 million, an increase in cash used in net investment in sales-type leases of $1 million, and an increase in cash used in additions to property and equipment of $1 million. This revision increased net cash provided by operating activities within the statement of cash flows from $651 million to $652 million and increased net cash used in investing activities from $(257 million) to $(258 million) for the year ended June 30, 2010.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restated Consolidated Financial Statements

The following table presents the impact of the revisions on our previously issued consolidated balance sheet as of June 30, 2011, net of reclassification adjustments related to Nicolet discontinued operations:

	June 30, 2011
(in millions, except per share data)	As Reported	As Restated
ASSETS

Net Investment in Sales-Type Leases, Less Current Portion	$957	$920
Property and Equipment, Net	$448	$449
Total Assets	$8,221	$8,185

LIABILITIES AND EQUITY
Deferred Income Taxes	$644	$631
Total Liabilities	3,128	3,115

Additional Paid-In Capital	4,740	4,712
Retained Earnings	365	370
Total Stockholders’ Equity	5,093	5,070
Total Liabilities and Stockholders’ Equity	$8,221	$8,185

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the impact of the revisions on our previously issued consolidated statement of income for the fiscal year ended June 30, 2011, net of reclassification adjustments related to Nicolet discontinued operations:

	Fiscal Year Ended June 30,
	2011
(in millions, except per share amounts)	As Reported	As Restated
Revenue	$3,432	$3,440
Cost of Products Sold	1,671	1,672

Gross Margin	1,761	1,768

Selling, General and Administrative Expenses	1,067	1,067
Research and Development Expenses	146	146
Restructuring and Acquisition Integration Charges	64	64
Gain on the Sale of Assets	(13)	(13)

Operating Income	497	504

Interest Expense and Other, Net	79	79

Income Before Income Tax	418	425
Provision for Income Tax	124	126

Income from Continuing Operations	294	299
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(45)	(45)
Loss from the Operations of Discontinued Businesses, Net of Tax	(5)	(5)

Loss from Discontinued Operations, Net of Tax	(50)	(50)

Net Income	$244	$249

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$1.32	$1.34
Discontinued Operations	$(0.23)	$(0.23)
Basic Earnings per Common Share	$1.09	$1.11

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$1.30	$1.32
Discontinued Operations	$(0.22)	$(0.22)
Diluted Earnings per Common Share	$1.08	$1.10

Weighted-Average Number of Common Shares Outstanding:
Basic	222.8	222.8
Diluted	225.1	225.1

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the impact of the revisions on our previously issued unaudited consolidated quarterly statements of income for the fiscal year 2012, net of reclassification adjustments related to Nicolet discontinued operations:

	Quarter Ended,
	June 30, 2012	March 31, 2012		December 31, 2011		September 30, 2011
UNAUDITED (in millions, except per share amounts)		As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenue	$961	$919	$919	$890	$890	$824	$828
Cost of Products Sold	486	460	460	444	443	405	405

Gross Margin	475	459	459	446	447	419	423

Selling, General and Administrative Expenses	267	241	241	261	261	264	264
Research and Development Expenses	46	45	45	36	36	37	37
Restructuring and Acquisition Integration Charges	7	12	12	7	7	7	7

Operating Income	155	161	161	142	143	111	115

Interest Expense and Other, Net	24	21	21	17	17	25	25

Income Before Income Tax	131	140	140	125	126	86	90
Provision for Income Tax	40	37	36	31	32	17	18

Income from Continuing Operations	91	103	104	94	94	69	72
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(4)	(74)	(74)	—	—	—	—
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	9	2	2	1	1	(2)	(2)

Income (Loss) from Discontinued Operations, Net of Tax	5	(72)	(72)	1	1	(2)	(2)

Net Income	$96	$31	$32	$95	$95	$67	$70

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.41	$0.46	$0.46	$0.42	$0.42	$0.31	$0.32
Discontinued Operations	$0.02	$(0.32)	$(0.32)	$—	$—	$(0.01)	$(0.01)
Basic Earnings per Common Share	$0.43	$0.14	$0.14	$0.42	$0.42	$0.30	$0.31

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.41	$0.45	$0.46	$0.41	$0.41	$0.31	$0.32
Discontinued Operations	$0.02	$(0.32)	$(0.32)	$—	$—	$(0.01)	$(0.01)
Diluted Earnings per Common Share	$0.43	$0.13	$0.14	$0.42	$0.42	$0.30	$0.31

Weighted-Average Number of Common Shares Outstanding:
Basic	221.7	224.6	224.6	224.7	224.7	223.8	223.8
Diluted	224.2	226.8	226.8	226.6	226.6	226.3	226.3

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the impact of the revisions on our previously issued unaudited consolidated year to date statements of income for fiscal year 2012, net of reclassification adjustments related to Nicolet discontinued operations:

	Nine Months Ended March 31, 2012		Six Months Ended December 31, 2011
UNAUDITED (in millions, except per share amounts)	As Reported	As Restated	As Reported	As Restated
Revenue	$2,633	$2,637	$1,714	$1,718
Cost of Products Sold	1,309	1,308	849	848

Gross Margin	1,324	1,329	865	870

Selling, General and Administrative Expenses	766	766	525	525
Research and Development Expenses	118	118	73	73
Restructuring and Acquisition Integration Charges	26	26	14	14

Operating Income	414	419	253	258

Interest Expense and Other, Net	63	63	42	42

Income Before Income Tax	351	356	211	216
Provision for Income Tax	85	86	48	50

Income from Continuing Operations	266	270	163	166
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(74)	(74)	—	—
Income/(Loss) from the Operations of Discontinued Businesses, Net of Tax	1	1	(1)	(1)

Loss from Discontinued Operations, Net of Tax	(73)	(73)	(1)	(1)

Net Income	$193	$197	$162	$165

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$1.19	$1.20	$0.73	$0.74
Discontinued Operations	$(0.33)	$(0.33)	$—	$—
Basic Earnings per Common Share	$0.86	$0.88	$0.72	$0.74

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$1.17	$1.19	$0.72	$0.73
Discontinued Operations	$(0.32)	$(0.32)	$—	$—
Diluted Earnings per Common Share	$0.85	$0.87	$0.72	$0.73

Weighted-Average Number of Common Shares Outstanding:
Basic	224.4	224.4	224.3	224.3
Diluted	226.6	226.6	226.5	226.5

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the impact of the revisions on our previously issued unaudited consolidated quarterly statements of income for fiscal year 2011, net of reclassification adjustments related to Nicolet discontinued operations:

	Quarter Ended,
	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
(UNAUDITED) (in millions, except per share amounts)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenue	$940	$942	$842	$844	$860	$863	$790	$791
Cost of Products Sold	452	453	405	405	427	427	387	387

Gross Margin	488	489	437	439	433	436	403	404

Selling, General and Administrative Expenses	288	288	256	256	260	260	263	263
Research and Development Expenses	38	38	36	36	34	34	38	38
Restructuring and Acquisition Integration Charges	11	11	14	14	17	17	22	22
Gain on the Sale of Assets	2	2	(15)	(15)	—	—	—	—

Operating Income	149	150	146	148	122	125	80	81

Interest Expense and Other, Net	20	20	18	18	17	17	24	24

Income Before Income Tax	129	130	128	130	105	108	56	57
Provision for Income Tax	33	33	42	43	30	31	19	19

Income from Continuing Operations	96	97	86	87	75	77	37	38
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(5)	(5)	(40)	(40)	—	—	—	—
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	(6)	(6)	(1)	(1)	1	1	1	1

Income (Loss) from Discontinued Operations, Net of Tax	(11)	(11)	(41)	(41)	1	1	1	1

Net Income	$85	$86	$45	$46	$76	$78	$38	$39

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.43	$0.43	$0.39	$0.39	$0.33	$0.35	$0.17	$0.17
Discontinued Operations	$(0.05)	$(0.05)	$(0.18)	$(0.18)	$—	$—	$—	$—
Basic Earnings per Common Share	$0.38	$0.38	$0.20	$0.21	$0.34	$0.35	$0.17	$0.18

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.42	$0.43	$0.38	$0.39	$0.33	$0.34	$0.17	$0.17
Discontinued Operations	$(0.05)	$(0.05)	$(0.18)	$(0.18)	$—	$—	$—	$—
Diluted Earnings per Common Share	$0.37	$0.38	$0.20	$0.20	$0.34	$0.35	$0.17	$0.17

Weighted-Average Number of Common Shares Outstanding:
Basic	223.4	223.4	223.0	223.0	222.8	222.8	222.1	222.1
Diluted	226.5	226.5	225.6	225.6	224.5	224.5	223.9	223.9

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the impact of the revisions on our previously issued unaudited consolidated year to date statements of income for fiscal year 2011, net of reclassification adjustments related to Nicolet discontinued operations:

	Nine Months Ended March 31, 2011		Six Months Ended December 31, 2010
UNAUDITED (in millions, except per share amounts)	As Reported	As Restated	As Reported	As Restated
Revenue	$2,492	$2,498	$1,650	$1,654
Cost of Products Sold	1,219	1,219	814	814

Gross Margin	1,273	1,279	836	840

Selling, General and Administrative Expenses	779	779	523	523
Research and Development Expenses	108	108	72	72
Restructuring and Acquisition Integration Charges	53	53	39	39
Gain on the Sale of Assets	(15)	(15)	—	—

Operating Income	348	354	202	206

Interest Expense and Other, Net	59	59	41	41

Income Before Income Tax	289	295	161	165
Provision for Income Tax	91	93	49	50

Income from Continuing Operations	198	202	112	115
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	(40)	(40)	—	—
Income from the Operations of Discontinued Businesses, Net of Tax	1	1	2	2

Income (Loss) from Discontinued Operations, Net of Tax	(39)	(39)	2	2

Net Income	$159	$163	$114	$117

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.89	$0.91	$0.50	$0.52
Discontinued Operations	$(0.18)	$(0.18)	$0.01	$0.01
Basic Earnings per Common Share	$0.71	$0.73	$0.51	$0.53

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.88	$0.90	$0.50	$0.51
Discontinued Operations	$(0.17)	$(0.17)	$0.01	$0.01
Diluted Earnings per Common Share	$0.71	$0.73	$0.51	$0.52

Weighted-Average Number of Common Shares Outstanding:
Basic	222.6	222.6	222.4	222.4
Diluted	224.6	224.6	224.1	224.1

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the impact of the revisions on our previously issued unaudited consolidated quarterly balance sheet data for fiscal year 2012, net of reclassification adjustments related to Nicolet discontinued operations:

	As of March 31, 2012		As of December 31, 2011		As of September 30, 2011
UNAUDITED (in millions, except per share data)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,440	$1,440	$1,346	$1,346	$1,185	$1,185
Trade Receivables, Net	502	502	497	497	495	495
Current Portion of Net Investment in Sales-Type Leases	382	382	390	390	403	403
Inventories, Net	417	417	422	422	425	425
Prepaid Expenses	27	27	32	32	39	39
Other Current Assets	192	192	180	180	187	187
Current Assets of Discontinued Operations	74	74	38	38	41	41

Total Current Assets	3,034	3,034	2,905	2,905	2,775	2,775

Property and Equipment, Net	429	431	433	435	444	445
Net Investment in Sales-Type Leases, Less Current Portion	987	954	966	933	961	928
Goodwill	3,017	3,017	3,010	3,010	3,013	3,013
Intangible Assets, Net	834	834	854	854	876	876
Other Assets	109	109	89	89	88	88
Non-Current Assets of Discontinued Operations	—	—	106	106	107	107

Total Assets	$8,410	$8,379	$8,363	$8,332	$8,264	$8,232

Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$251	$251	$251	$251	$251	$251
Accounts Payable	182	182	159	159	185	185
Deferred Revenue	84	84	89	89	82	82
Accrued Compensation and Benefits	112	112	109	109	82	82
Other Accrued Liabilities	183	183	213	213	212	212
Current Liabilities of Discontinued Operations	26	26	16	16	16	16

Total Current Liabilities	838	838	837	837	828	828

Long-Term Obligations, Less Current Portion	1,151	1,151	1,151	1,151	1,151	1,151
Deferred Income Taxes	661	649	661	650	669	657
Other Liabilities	509	509	496	496	487	487
Non-Current Liabilities of Discontinued Operations	—	—	—	—	—	—

Total Liabilities	3,159	3,147	3,145	3,134	3,135	3,123

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock	—	—	—	—	—	—
Common Stock	2	2	2	2	2	2
Treasury Stock, at cost	(55)	(55)	(5)	(5)	(5)	(5)
Additional Paid-In Capital	4,772	4,744	4,756	4,728	4,740	4,712
Retained Earnings	558	567	527	535	432	440
Accumulated Other Comprehensive Loss	(26)	(26)	(62)	(62)	(40)	(40)

Total Stockholders’ Equity	5,251	5,232	5,218	5,198	5,129	5,109

Total Liabilities and Stockholders’ Equity	$8,410	$8,379	$8,363	$8,332	$8,264	$8,232

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the impact of the revisions on our previously issued unaudited consolidated quarterly balance sheet data for fiscal year 2011, net of reclassification adjustments related to Nicolet discontinued operations:

	As of March 31, 2011		As of December 31, 2010		As of September 30, 2010
UNAUDITED (in millions, except per share data)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,178	$1,178	$1,040	$1,040	$959	$959
Trade Receivables, Net	422	422	410	410	353	353
Current Portion of Net Investment in Sales-Type Leases	403	403	405	405	396	396
Inventories, Net	349	349	340	340	348	348
Prepaid Expenses	13	13	18	18	25	25
Other Current Assets	220	220	214	214	188	188
Current Assets of Discontinued Operations	265	265	270	270	256	256

Total Current Assets	2,850	2,850	2,697	2,697	2,525	2,525

Property and Equipment, Net	445	447	435	437	436	438
Net Investment in Sales-Type Leases, Less Current Portion	940	901	939	898	939	895
Goodwill	2,923	2,923	2,936	2,936	2,936	2,936
Intangible Assets, Net	828	828	844	844	858	858
Other Assets	99	99	90	90	83	83
Non-Current Assets of Discontinued Operations	109	109	169	169	170	170

Total Assets	$8,194	$8,157	$8,110	$8,071	$7,947	$7,905

Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$1	$1	$4	$4	$4	$4
Accounts Payable	159	159	138	138	142	142
Deferred Revenue	76	76	74	74	74	74
Accrued Compensation and Benefits	117	117	99	99	101	101
Other Accrued Liabilities	241	241	289	289	240	240
Current Liabilities of Discontinued Operations	91	91	94	94	88	88

Total Current Liabilities	685	685	698	698	649	649

Long-Term Obligations, Less Current Portion	1,387	1,387	1,387	1,387	1,386	1,386
Deferred Income Taxes	670	657	665	651	665	650
Other Liabilities	476	476	466	466	448	448
Non-Current Liabilities of Discontinued Operations	—	—	3	3	3	3

Total Liabilities	3,218	3,205	3,219	3,205	3,151	3,136

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock	—	—	—	—	—	—
Common Stock	2	2	2	2	2	2
Treasury Stock, at cost	(3)	(3)	(3)	(3)	(3)	(3)
Additional Paid-In Capital	4,715	4,687	4,698	4,670	4,680	4,652
Retained Earnings	280	284	235	238	159	160
Accumulated Other Comprehensive Loss	(18)	(18)	(41)	(41)	(42)	(42)

Total Stockholders’ Equity	4,976	4,952	4,891	4,866	4,796	4,769

Total Liabilities and Stockholders’ Equity	$8,194	$8,157	$8,110	$8,071	$7,947	$7,905

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the impact of the revisions on our previously issued unaudited consolidated year to date statements of cash flows for fiscal year 2012, net of reclassification adjustments related to Nicolet discontinued operations:

	Nine Months Ended March 31, 2012		Six Months Ended December 31, 2011		Three Months Ended September 30, 2011
UNAUDITED (in millions)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,370	$1,370	$1,370	$1,370	$1,370	$1,370
Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$1	$1	$1	$1	$1	$1

Cash Flows from Operating Activities:
Net Income	193	197	162	165	67	70
Loss from Discontinued Operations, Net of Tax	(73)	(73)	(1)	(1)	(2)	(2)

Income from Continuing Operations	266	270	163	166	69	72
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	147	148	98	98	48	48
Other Non Cash Items	70	72	42	44	33	34
Change in Operating Assets and Liabilities, Net of Effects from Acquisitions:
Trade Receivables	27	27	33	33	36	36
Inventories	(50)	(50)	(52)	(52)	(55)	(55)
Net Investment in Sales-Type Leases	(11)	(15)	2	(2)	(7)	(11)
Accounts Payable	(18)	(18)	(41)	(41)	(15)	(15)
Other Accrued Liabilities and Operating Items, Net	(85)	(86)	(57)	(57)	(106)	(106)

Net Cash Provided by Operating Activities — Continuing Operations	346	348	188	189	3	3
Net Cash (Used in)/Provided by Operating Activities — Discontinued Operations	3	3	2	2	(2)	(2)

Net Cash Provided by Operating Activities	349	351	190	191	1	1

Cash Flows from Investing Activities:
Cash Paid for Acquisitions	(131)	(131)	(130)	(130)	(131)	(131)
Other Investing Activities, Net	(71)	(73)	(47)	(48)	(24)	(24)

Net Cash Used in Investing Activities — Continuing Operations	(202)	(204)	(177)	(178)	(155)	(155)
Net Cash Used in Investing Activities — Discontinued Operations	—	—	—	—	—	—

Net Cash Used in Investing Activities	(202)	(204)	(177)	(178)	(155)	(155)

Cash Flows from Financing Activities:
Share Repurchase Program	(50)	(50)	—	—	—	—
Other Financing Activities	(8)	(8)	(12)	(12)	(19)	(19)

Net Cash Used in Financing Activities — Continuing Operations	(58)	(58)	(12)	(12)	(19)	(19)
Net Cash (Used in)/Provided by Financing Activities — Discontinued Operations	(5)	(5)	(4)	(4)	1	1

Net Cash Used in Financing Activities	(63)	(63)	(16)	(16)	(18)	(18)

Effect of Exchange Rate Changes on Cash — Continuing Operations	(16)	(16)	(23)	(23)	(14)	(14)
Effect of Exchange Rate Changes on Cash — Discontinued Operations	2	2	2	2	1	1

Net Effect of Exchange Rate Changes on Cash	(14)	(14)	(21)	(21)	(13)	(13)

Net Increase/(Decrease) in Cash and Equivalents — Continuing Operations	70	70	(24)	(24)	(185)	(185)
Net Decrease in Cash and Equivalents — Discontinued Operations	—	—	—	—	—	—

Cash and Equivalents at June 30, attributable to Continuing Operations	$1,440	$1,440	$1,346	$1,346	$1,185	$1,185

Cash and Equivalents at June 30, attributable to Discontinued Operations	$1	$1	$1	$1	$1	$1

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the impact of the revisions on our previously issued unaudited consolidated year to date statements of cash flows for fiscal year 2011, net of reclassification adjustments related to Nicolet discontinued operations:

	Nine Months Ended March 31, 2011		Six Months Ended December 31, 2010		Three Months Ended September 30, 2010
UNAUDITED (in millions)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$982	$982	$982	$982	$982	$982
Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$37	$37	$37	$37	$37	$37

Cash Flows from Operating Activities:
Net Income	159	163	114	117	38	39
Income (Loss) from Discontinued Operations, Net of Tax	(39)	(39)	2	2	1	1

Income from Continuing Operations	198	202	112	115	37	38
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	136	137	90	91	44	44
Other Non Cash Items	29	31	29	30	22	22
Change in Operating Assets and Liabilities, Net of Effects from Acquisitions:
Trade Receivables	(51)	(51)	(38)	(38)	21	21
Inventories	(32)	(32)	(21)	(21)	(26)	(26)
Net Investment in Sales-Type Leases	(8)	(14)	(8)	(12)	—	(1)
Accounts Payable	2	2	(17)	(17)	(14)	(14)
Other Accrued Liabilities and Operating Items, Net	(58)	(58)	(35)	(35)	(95)	(95)

Net Cash (Used in)/Provided by Operating Activities — Continuing Operations	216	217	112	113	(11)	(11)
Net Cash (Used in)/Provided by Operating Activities — Discontinued Operations	(4)	(4)	—	—	4	4

Net Cash (Used in)/Provided by Operating Activities	212	213	112	113	(7)	(7)

Cash Flows from Investing Activities:
Net Proceeds from Divestitures	32	32	2	2	2	2
Other Investing Activities, Net	(109)	(110)	(67)	(68)	(35)	(35)

Net Cash Used in Investing Activities — Continuing Operations	(77)	(78)	(65)	(66)	(33)	(33)
Net Cash Used in Investing Activities — Discontinued Operations	(2)	(2)	(1)	(1)	—	—

Net Cash Used in Investing Activities	(79)	(80)	(66)	(67)	(33)	(33)

Cash Flows from Financing Activities:
Other Financing Activities	18	18	(13)	(13)	(6)	(6)

Net Cash (Used in)/Provided by Financing Activities — Continuing Operations	18	18	(13)	(13)	(6)	(6)
Net Cash (Used in)/Provided by Financing Activities — Discontinued Operations	(25)	(25)	5	5	(3)	(3)

Net Cash Used in Financing Activities	(7)	(7)	(8)	(8)	(9)	(9)

Effect of Exchange Rate Changes on Cash — Continuing Operations	39	39	24	24	27	27
Effect of Exchange Rate Changes on Cash — Discontinued Operations	8	8	6	6	6	6

Net Effect of Exchange Rate Changes on Cash	47	47	30	30	33	33

Net Increase/(Decrease) in Cash and Equivalents — Continuing Operations	196	196	58	58	(23)	(23)
Net Increase/(Decrease) in Cash and Equivalents — Discontinued Operations	(23)	(23)	10	10	7	7

Cash and Equivalents at June 30, attributable to Continuing Operations	$1,178	$1,178	$1,040	$1,040	$959	$959

Cash and Equivalents at June 30, attributable to Discontinued Operations	$14	$14	$47	$47	$44	$44

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Nicolet Business

During the quarter ended March 31, 2012, we committed to a plan to sell our Nicolet neurodiagnostic and monitoring products business, resulting in held for sale classification of the underlying assets. As a result, the assets of the Nicolet business were written down to fair value less costs to sell. In April 2012, we entered into a definitive agreement to sell the Nicolet business for approximately $58 million in cash, subject to post closing adjustments related to working capital. As a result, we recorded a pre-tax impairment charge of approximately $78 million in fiscal year 2012. On July 1, 2012 we completed the sale of the Nicolet business, resulting in an additional $5 million loss recorded in discontinued operations for the quarter ended September 30, 2012, primarily related to the tax impact from the sale. The Nicolet business was historically part of our Procedural Solutions segment. Our decision to sell the Nicolet business is part of our continuing strategy of assessing our portfolio of businesses with a view of divesting product lines that do not align with our objectives.

International Surgical Products Business

During the quarter ended March 31, 2011, we entered into a definitive agreement to sell our International Surgical Products distribution business (“ISP”), resulting in held for sale classification of the underlying assets. Accordingly, the assets of the ISP business were written down to fair value less costs to sell, resulting in a pre-tax impairment charge of $40 million recorded in the quarter ended March 31, 2011. On April 1, 2011, we completed the sale of the ISP business, resulting in a total loss from discontinued operations associated with the ISP business of approximately $47 million, which includes a $5 million loss recorded in the quarter ended June 30, 2011, related to incremental costs to sell and adjustments to the estimated purchase price. At the closing of the sale, we received approximately $124 million in cash. At June 30, 2011, an additional $20 million in receivables were included within current assets in our consolidated balance sheet, for total consideration of approximately $144 million, which is net of purchase price adjustments and was fully collected by September 30, 2011.

Audiology Business

During the quarter ended September 30, 2009, we committed to a plan to dispose of our Audiology business, which produced and marketed hearing diagnostic equipment, and therefore treated the business as discontinued operations. As a result of being held for sale, the assets of the Audiology business, were written down to fair value less costs to sell, resulting in a pre-tax impairment charge of $7 million recorded in the fiscal year 2010. On October 1, 2009, we completed the sale of the Audiology business, resulting in a total loss from discontinued operations associated with the Audiology business of $7 million, which includes a $3 million loss recorded in the quarter ended December 31, 2009, related to the write-off of non-deductible goodwill associated with the closing. At the closing of the sale, we received approximately $27 million in cash, which is net of purchase price adjustments.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Summarized selected financial information for the Nicolet business, the ISP business, the Audiology business and the businesses retained by Cardinal Health, which are included in discontinued operations, for the fiscal years ended June 30, 2012, 2011 and 2010, is as follows:

	Fiscal Year Ended June 30,
(in millions)	2012	2011	2010
Revenue	$95	$422	$718
Operating Income (Loss)	(78)	(38)	59
Income (Loss) Before Income Tax	(78)	(44)	71
Provision (Benefit) for Income Tax	(10)	6	38
Income (Loss) from Discontinued Operations, Net of Tax	(68)	(50)	33

The assets and liabilities of discontinued operations are stated separately as of June 30, 2012 and June 30, 2011, in the condensed consolidated balance sheets and are comprised of the following items:

(in millions)	June 30, 2012	June 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$(1)	$1
Trade Receivables, Net	12	12
Inventories, Net	19	22
Prepaid Expenses and Other	1	1
Other Current Assets	42	4

Current Assets of Discontinued Operations	73	40

Property and Equipment, Net	—	16
Goodwill	—	21
Intangible Assets	—	69
Other Assets	—	2

Total Assets of Discontinued Operations	$73	$148

LIABILITIES
Current Liabilities:
Accounts Payable	$3	$4
Other Accrued Liabilities	10	6
Other Current Liabilities	6	7

Current Liabilities of Discontinued Operations	19	17

Total Liabilities of Discontinued Operations	$19	$17

All discontinued operations businesses presented were previously included in the Procedural Solutions segment.

OnSite Services Business

During the quarter ended March 31, 2011, we entered into a definitive agreement to sell the OnSite Services instrument management and repair business which met the criteria for classification as assets held for sale. The transaction closed on March 28, 2011, and a pre-tax gain related to the disposition of approximately $15 million was recorded in the quarter ended March 31, 2011. The results of this business are reported within earnings from

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

continuing operations in the consolidated statements of income for periods up to the closing date, as its impact to the consolidated financial statements was not material.

Research Services Business

During fiscal year 2010, we entered into a definitive agreement to sell our Research Services business for $81 million in cash. The transaction closed on May 28, 2010. Including estimated working capital adjustments as part of the definitive agreement, the pre-tax gain related to the disposition was approximately $12 million, or $1 million loss after tax. Income tax expense associated with the transaction was impacted by approximately $24 million of goodwill assigned to the disposition that was not deductible for tax purposes. The results of this business are reported within earnings from continuing operations in the consolidated and combined statement of income for periods up to the closing date, as its impact to the financial statements was not significant to be reclassed to discontinued operations.

NOTE 4. ACQUISITIONS

Fiscal Year 2012.    On June 1, 2012, we completed the acquisition of UK Medical Holdings Ltd. (“UKMH”), a leading distributor of specialized medical products to the National Health Service and private healthcare sector in the United Kingdom. The acquisition of UKMH was not material to our consolidated and combined financial statements.

On April 2, 2012, we completed the acquisition of PHACTS, LLC (“PHACTS”), a technology and consulting company that helps hospital pharmacies better manage inventory, reduce pharmaceutical costs, and streamline operations. The acquisition of PHACTS was not material to our consolidated and combined financial statements.

On August 1, 2011, we completed the acquisition of Rowa Automatisierungssysteme GmbH (“Rowa”), a German based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies. The purchase price of the acquisition, which was paid in cash, was approximately $150 million. The valuation of acquired assets and liabilities resulted in the recognition of goodwill of approximately $84 million, of which approximately $11 million is expected to be deductible for tax purposes; identifiable intangible assets of $81 million; deferred tax liabilities of $23 million; and the remaining amount associated with net assets acquired. Various factors contributed to the establishment of goodwill, including market penetration, an expanded global footprint, and the portfolio of future products under development. The consolidated and combined financial statements include the results of operations from this business combination from the date of acquisition, which is included in our Medical Systems segment. Had the transaction occurred at the beginning of fiscal year 2012, consolidated results of operations would not have differed materially from reported results.

Fiscal Year 2011.    During fiscal year 2011, we completed the acquisition of Vesta Medical, LLC (“Vestara”), a developer of technology solutions that enable the safe, efficient disposal and tracking of environmentally sensitive pharmaceutical waste. The acquisition of Vestara was not material to our consolidated and combined financial statements.

Fiscal Year 2010.    In May 2010, we completed the acquisition of Medegen, LLC (“Medegen”) a manufacturer of needleless access valves and administration sets that deliver IV medication. The purchase price of the acquisition, which was paid in cash, was approximately $224 million. The valuation of acquired assets and liabilities resulted in the recognition of goodwill of approximately $118 million; identifiable intangible assets of $126 million, including $45 million of IPR&D; $53 million of deferred tax liabilities; and the remaining amount associated with net assets acquired. Various factors contributed to the establishment of goodwill, including market penetration, manufacturing synergies and future products. None of the goodwill is tax deductible. The consolidated and combined financial statements include the results of operations from this business combination from the date of acquisition, which is included in our Medical Systems segment. Had the transaction occurred at the beginning of fiscal year 2010, consolidated and combined results of operations would not have differed materially from reported results.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 5. EARNINGS PER SHARE

For the fiscal years ended June 30, 2012, 2011 and 2010, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of basic and diluted earnings per share for the fiscal years ended June 30, 2012, 2011 and 2010:

(shares in millions)	2012	Fiscal Year Ended June 30, 2011	2010
Denominator for Basic Earnings per Share	223.7	222.8	221.5
Effect of Dilutive Securities:
Stock Options	0.9	0.9	0.5
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.4	1.4	1.0

Denominator for Diluted Earnings per Share — Adjusted for Dilutive Securities	226.0	225.1	223.0

The table below provides a summary of the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the fiscal years ended June 30, 2012, 2011 and 2010:

(shares in millions)	2012	Fiscal Year Ended June 30, 2011	2010
Number of Securities	9.2	8.8	8.8
Weighted Average Exercise Price	$30.31	$31.79	$32.60

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

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. During fiscal year 2012, we repurchased a total of 3.9 million shares of our common stock under the share repurchase program for an aggregate of $100 million (excluding commissions and fees). We expect to continue to manage the pace of the remaining $400 million of purchases under this program based on market conditions and other relevant factors.

NOTE 6. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities are measured at fair value and recognized as incurred. Acquisition integration charges are expensed as incurred.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following is a summary of restructuring and acquisition integration charges for the fiscal years ended June 30, 2012, 2011 and 2010:

	Fiscal Year Ended June 30,
(in millions)	2012	2011	2010
Restructuring Charges	$33	$60	$10
Acquisition Integration Charges	—	4	5

Total Restructuring and Acquisition Integration Charges	$33	$64	$15

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

In fiscal year 2011, we initiated a global restructuring program (the “2011 Plan”), which was initially expected to result in a reduction of approximately 700 positions. The 2011 Plan resulted in a reduction of approximately 850 positions in fiscal year 2011. The total expected restructuring costs associated with the 2011 Plan of approximately $50 million were recorded to the “Restructuring and Acquisition Integration Charges” line within our consolidated and combined statements of income as they were recognized. Substantially all of the costs associated with the 2011 Plan were incurred as of June 30, 2011.

In addition to the restructuring programs discussed above, we periodically incur costs to implement restructuring efforts for specific operations, which are recorded within our condensed consolidated statements of income as they are recognized. The restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

As discussed in note 1, in order to better align our operating and reporting segments with our updated business profile, commencing with the quarter ended September 30, 2011, we re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions.

The following table segregates our restructuring charges into our reportable segments and, along with the following paragraphs, provides additional detail regarding the types of restructuring charges incurred by us for the fiscal years ended June 30, 2012, 2011 and 2010, net of reclassification adjustments to conform to the current period presentation:

	Fiscal Year Ended June 30,
(in millions)	2012	2011	2010
Medical Systems
Employee-Related Costs	$14	$33	$4
Facility Exit and Other Costs	4	1	1

Total Medical Systems	18	34	5
Procedural Solutions
Employee-Related Costs	$13	$18	$3
Facility Exit and Other Costs	2	8	2

Total Procedural Solutions	15	26	5

Total Restructuring Charges	$33	$60	$10

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

Restructuring Accrual Rollforward.    The following table summarizes activity related to liabilities associated with our restructuring charges as of June 30, 2012, 2011 and 2010, which are included within “Other Accrued Liabilities” in the consolidated balance sheets:

(in millions)	2011 Plan[2]	Other Restructuring Plans	Total Restructuring Plans
Accrued at June 30, 2010	$—	$8	$8
Accrued Costs	46	14	60
Cash Payments	(39)	(17)	(56)

Accrued at June 30, 2011	$7	$5	$12

Accrued Costs	2	25	27
Cash Payments	(9)	(20)	(29)

Accrued at June 30, 2012	$—	$10	$10

Total Costs Expensed to Date[1]	$54

Total Expected Program Costs[1]	$50

[1]	Total costs expensed to date and total program costs are not provided separately for other restructuring programs based on the short duration and smaller size of these programs.
[2]

The costs associated with the 2011 Plan primarily consist of severance and outplacement services and associated payroll costs accrued upon either communication of terms to employees or over the required service period, excluding impairment charges of $6 million.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during fiscal year 2011 were primarily the result of the acquisition of Medegen in May 2010. The acquisition integration charges incurred during fiscal year 2010 were primarily the result of the acquisition of Medegen and Viasys.

Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7. LEASES

Sales-Type Leases.    Our sales-type leases have predominantly five year terms. Lease receivables are generally collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows as of June 30, 2012 and 2011:

	June 30,
(in millions)	2012	2011 As Restated
Future Minimum Lease Payments Receivable	$1,539	$1,491
Unguaranteed Residual Values	28	27
Unearned Income	(205)	(189)
Allowance for Uncollectible Minimum Lease Payments Receivable	(10)	(9)

Net Investment in Sales-Type Leases	1,352	1,320
Less: Current Portion	374	400

Net Investment in Sales-Type Leases, Less Current Portion	$978	$920

Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Minimum Lease Payments	$472	$421	$336	$215	$90	$5	$1,539

Operating Leases.    Products under operating leases, included in the consolidated balance sheet, consist of the following at June 30, 2012 and 2011:

	June 30,
(in millions)	2012	2011 As Restated
Products	$86	$79
Allowance for Depreciation	(48)	(45)

	$38	$34

Future minimum lease payments to be received pursuant to operating leases during the next five fiscal years and thereafter are as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Future Lease Payments	$44	$36	$27	$20	$4	$1	$132

NOTE 8. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

	June 30,
(in millions)	2012	2011
Raw Materials	$145	$126
Work-in-Process	20	25
Finished Goods	263	249

	428	400
Reserve for Excess and Obsolete Inventories	(38)	(40)

Inventories, Net	$390	$360

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 9. FINANCING RECEIVABLES

Our net investment in sales-type leases are considered financing receivables. As our portfolio of financing receivables primarily arise from the leasing of our dispensing equipment, the methodology for determining our allowance for credit losses is based on the collective population and not stratified by class or portfolio segment. Allowances for credit losses on the entire portfolio are based on historical experience loss rates and the potential impact of anticipated changes in business practices, market dynamics, and economic conditions. We also reserve individual balances based on the evaluation of customers’ specific circumstances. We write off amounts that are deemed uncollectible. Financing receivables are generally considered past due 30 days after the billing date. We do not accrue interest on past due financing receivables.

The change in the allowance for credit losses on financing receivables for the year ended June 30, 2012, consisted of the following:

(in millions)
Beginning balance of allowance for credit losses — June 30, 2011	$9
Charge-offs	(2)
Recoveries	1
Provisions	2

Ending balance of allowance for credit losses — June 30, 2012	$10

The following table summarizes the credit losses and recorded investment in sales-type leases as of June 30, 2012:

(in millions)
Allowance for credit losses:
Ending Balance at June 30, 2012	$10

Ending Balance: individually evaluated for impairment	$2

Ending Balance: collectively evaluated for impairment	$8

Net Investment in Sales-Type Leases:
Ending Balance at June 30, 2012	$1,352

Ending Balance: individually evaluated for impairment	$12

Ending Balance: collectively evaluated for impairment	$1,340

NOTE 10. PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30,
(in millions)	2012	2011 As Restated
Land, Buildings and Improvements	$175	$167
Machinery and Equipment	804	762
Furniture and Fixtures	21	23

	1,000	952
Accumulated Depreciation	(569)	(503)

Property and Equipment, Net	$431	$449

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Depreciation expense was $109 million, $106 million and $95 million for fiscal year 2012, 2011 and 2010, respectively. We expense repairs and maintenance expenditures as incurred.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, net of adjustments for discontinued operations:

(in millions)	Total
Balance at June 30, 2010	$2,936
Goodwill Acquired, Net of Purchase Price Adjustments	7
Goodwill Related to the Divestiture of Businesses and Other Adjustments	(10)

Balance at June 30, 2011	2,933
Goodwill Acquired, Net of Foreign Currency Translation Adjustments	106

Balance at June 30, 2012	$3,039

As discussed in note 1, in order to better align our operating and reporting segments with our updated business profile, commencing with the quarter ended September 30, 2011, we re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions. These segments are the company's reporting units, and are the level at which the Company conducts its goodwill impairment evaluations. Goodwill was reassigned to the Medical Systems and Procedural Solutions operating segments using the relative fair value allocation. Prior to re-segmentation, goodwill for the Critical Care Technologies segment and the Medical Technologies and Services segment was $2,261 million and $672 million, respectively, as of June 30, 2011. After re-segmentation, goodwill for the Medical Systems segment and the Procedural Solutions segment was $1,553 million and $1,380 million, respectively, as of June 30, 2011.

As of June 30, 2012, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $1,650 million and $1,389 million, respectively. The amount set forth above for goodwill acquired reflects the acquisition of Rowa, which we completed on August 1, 2011, the acquisition of PHACTS, which we completed on April 2, 2012, and the acquisition of UK Medical Holdings, which we completed on June 1, 2012.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from 3 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2012
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	86	41	45
Developed Technology	9	353	154	199
Customer Relationships	16	478	253	225
Other	8	41	31	10

Total Amortized Intangibles	12	958	479	479

Total Intangibles		$1,310	$479	$831

June 30, 2011[1]
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	12	86	39	47
Developed Technology	9	288	118	170
Customer Relationships	14	456	213	243
Other	9	36	30	6

Total Amortized Intangibles	12	866	400	466

Total Intangibles		$1,218	$400	$818

[1]	Amounts have been adjusted for discontinued operations. See note 3 to the consolidated and combined financial statements.

Amortization expense for the three years ended June 30, 2012, 2011 and 2010 is as follows, net of adjustments for discontinued operations:

	Fiscal Year Ended June 30,
(in millions)	2012	2011	2010
Amortization Expense	$89	$80	$72

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2013	2014	2015	2016	2017
Amortization Expense	$72	$69	$55	$53	$49

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following as of June 30, 2012 and 2011:

	Fiscal Year Ended June 30,
(in millions)	2012	2011
Foreign Currency Translation Adjustments [1]	$(73)	$(9)
Net Unrealized Gain (Loss) on Derivative Instruments	(12)	1
Minimum Pension Liability	(6)	(2)
Other	3	(1)

Accumulated Other Comprehensive Loss	$(88)	$(11)

[1]

Foreign currency translation adjustments amounts associated with the Nicolet business, which is classified as a discontinued operation, were not material for any period presented. We have not segregated them from continuing operations in this note.

NOTE 13. BORROWINGS

Borrowings consisted of the following:

(in millions)	June 30, 2012	June 30, 2011
Senior Notes due 2012, 4.125% Less Unamortized Discount of $0.1 million at June 30, 2012, Effective Rate 4.37%	$250	$249
Senior Notes due 2014, 5.125% Less Unamortized Discount of $2.1 million at June 30, 2012, Effective Rate 5.36%	448	447
Senior Notes due 2019, 6.375% Less Unamortized Discount of $8.9 million at June 30, 2012, Effective Rate 6.60%	691	690
Euro Denominated Debt, Interest Averaging 3.49% at June 30, 2012, Due in Varying Installments through 2020	12	—
Other Obligations; Interest Averaging 8.54% at June 30, 2012 and 7.49% at June 30, 2011, Due in Varying Installments through 2014	1	2

Total Borrowings	1,402	1,388
Less: Current Portion	251	1

Long-Term Portion	$1,151	$1,387

Senior Unsecured Notes.    In July 2009, we sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion. The discount on sale of the senior unsecured notes is amortized to interest expense utilizing the effective interest method. In August 2012, we used $250 million in cash to repay upon maturity the $250 million aggregate principal amount of 4.125% senior notes due 2012.

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

Euro Denominated Debt.    In connection with our acquisition of Rowa on August 1, 2011, we assumed a 9 million euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. At June 30, 2012, the aggregate outstanding balance on these loans was $12 million.

Revolving Credit Facility.    In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million. Effective as of December 10, 2012, we increased the aggregate commitments available under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility. At June 30, 2012, we had no amounts outstanding under the credit facility.

The credit facility matures on July 6, 2016. Borrowings under the credit facility bear interest at a rate per annum based upon the British Bankers Association LIBOR Rate or the alternate base rate, in each case plus an applicable margin, which varies based upon CareFusion’s debt ratings. The credit facility also requires us to pay a quarterly commitment fee to the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings.

The credit facility contains several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, dispositions, and transactions with affiliates. In addition, the credit facility contains financial covenants requiring us to maintain a consolidated leverage ratio of no more than 3.50:1.00 as of the end of any period of four fiscal quarters, and a consolidated interest coverage ratio of at least 3.50:1.00 as of the end of any period of four fiscal quarters. The credit facility is subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control.

The failure to timely file this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 resulted in a breach of our covenant under the credit facility to periodically deliver our financial statements to the lenders. We obtained waivers from the lenders under the credit facility, and we now have until April 30, 2013 to deliver to the lenders the financial statements included in this Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012; provided, however, that the waiver shall terminate earlier if we receive a notice of an event of default under the indenture for our outstanding senior notes and we fail to cure or obtain a waiver for such event of default within 60 days after receipt thereof.

We were in compliance with all of the revolving credit facility covenants at June 30, 2012.

Other Borrowings.    We maintain other borrowings that consist primarily of additional notes, loans and capital leases. These additional notes, loans and capital leases totaled $1 million at June 30, 2012 and $2 million at June 30, 2011. Obligations related to capital leases are secured by the underlying assets.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Letters of Credit and Bank Guarantees.    At June 30, 2012 and June 30, 2011, we had $21 million and $19 million, respectively, of letters of credit and bank guarantees outstanding.

Terminated Bridge Loan and Credit Facilities.    On July 1, 2009, we entered into a senior unsecured bridge loan facility (the “bridge loan facility”) to provide financing for an aggregate principal amount of $1.4 billion, with a term of 364 days from the date of any funding, for payment of the dividend to Cardinal Health as part of our spinoff. As the senior unsecured note offering was successfully completed prior to the separation, those proceeds were used to finance the payment of the dividend to Cardinal Health in lieu of drawing on the bridge loan facility. As a result, the bridge loan facility was terminated on August 31, 2009. In connection with this termination, we expensed approximately $22 million of capitalized fees to interest expense in the quarter ended September 30, 2009.

On July 1, 2009, we also entered into a 364-day senior unsecured revolving credit facility with an aggregate principal amount of $240 million and a three-year senior unsecured revolving credit facility with an aggregate principal amount $480 million and a maturity date of August 30, 2012. The 364-day credit facility expired undrawn on August 30, 2010. In July 2011, in connection with the new credit facility discussed above, we terminated the three-year credit facility.

Future Payments.    As of June 30, 2012, maturities of long-term obligations for the next five fiscal years and thereafter are as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Maturities of Long-Term Obligations	$251	$2	$450	$2	$1	$696	$1,402

NOTE 14. INCOME TAXES

Income before income taxes is as follows for fiscal years ended June 30, 2012, 2011 and 2010:

	For Fiscal Year Ended June 30,
(in millions)	2012	2011 As Restated	2010 As Restated
United States Operations	$183	$169	$82
Non-United States Operations[1]	304	256	263

Total	$487	$425	$345

[1]	Substantially all income from foreign operations was earned by a Switzerland subsidiary.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Provision for Income Taxes.    The provision (benefit) for taxes consists of the following for the fiscal years ended June 30, 2012, 2011 and 2010:

	For Fiscal Year Ended June 30,
(in millions)	2012	2011 As Restated	2010 As Restated
Current:
Federal	$80	$53	$250
State and Local	6	6	17
Non-United States	27	9	39

Total	113	68	306
Deferred:
Federal	10	61	(98)
State and Local	4	(5)	(21)
Non-United States	(1)	2	(3)

Total	13	58	(122)

Total Provision	$126	$126	$184

A reconciliation of the provision for taxes based on the federal statutory income tax rate to our effective income tax rate is as follows for fiscal years ended June 30, 2012, 2011 and 2010:

	For Fiscal Year Ended June 30,
	2012	2011 As Restated	2010 As Restated
Provision at Federal Statutory Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, net of Federal Benefit	1.3	2.2	1.5
Foreign Rate Variance	(16.2)	(17.0)	(8.1)
U.S. Tax Impact on Foreign Earnings	5.9	8.0	4.5
Nondeductible/Nontaxable Items	(0.7)	0.2	(0.8)
Disposition of Research Services Business	—	—	3.7
Change in Estimate	—	—	17.0
Deferred State Tax Rate Adjustment	—	(0.8)	(2.3)
Other	0.6	2.3	2.8

Effective Income Tax Rate	25.9%	29.9%	53.3%

As of June 30, 2012 we had an estimated $1.7 billion of undistributed earnings from non-United States subsidiaries that are intended to be indefinitely reinvested in non-United States operations. As these earnings are considered indefinitely reinvested, no incremental United States tax has been provided for these earnings. It is not practicable to estimate the amount of United States tax that might be payable on the eventual remittance of such earnings.

Our operations in Switzerland benefit from certain tax rulings, and to a lesser extent, certain tax incentives. Our Switzerland subsidiary qualifies for one of the federal tax regimes in Switzerland as a principal company as well as a special mixed company cantonal/communal tax regime, both of which have no expiration date. To a lesser extent, the Company’s Switzerland subsidiary also qualifies for certain federal and cantonal/communal tax holidays that are set to expire in 2015. The impact of the tax holiday decreased income taxes by approximately $7 million, $3 million, and $2 million for fiscal years 2012, 2011, and 2010, respectively. The benefit of the tax holiday on diluted earnings per share was approximately $.03, $.02, and $.01 for fiscal years 2012, 2011, and 2010, respectively.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities.    Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of June 30, 2012 and 2011 are as follows:

	For Fiscal Year Ended June 30,
(in millions)	2012	2011 As Restated
Deferred Income Tax Assets:
Receivable Basis Difference	$7	$11
Accrued Liabilities	72	79
Equity Compensation	41	43
Loss Carryforwards	10	9
Property-Related	43	62
Inventory Basis Differences	19	22
Interest	46	39
Other	26	29

Total Deferred Income Tax Assets	264	294
Valuation Allowance for Deferred Income Tax Assets	(1)	—

Net Deferred Income Tax Assets	263	294

Deferred Income Tax Liabilities:
Goodwill and Other Intangibles	(321)	(320)
Revenue on Lease Contracts	(502)	(515)
Other	(1)	(1)

Total Deferred Income Tax Liabilities	(824)	(836)

Net Deferred Income Tax Liabilities	$(561)	$(542)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at June 30, 2012 and 2011:

	For Fiscal Year Ended June 30,
(in millions)	2012	2011 As Restated
Current Deferred Tax Asset[1]	$81	$82
Non Current Deferred Tax Asset[2]	4	7
Current Deferred Tax Liability[3]	(2)	—
Non Current Deferred Tax Liability[4]	(644)	(631)

Net Deferred Tax Liability	$(561)	$(542)

[1]	Included in “Other Current Assets”.
[2]	Included in “Other Assets”.
[3]	Included in “Other Accrued Liabilities”.
[4]	Included in “Deferred Income Taxes”.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At June 30, 2012, we had gross federal, state and international loss and credit carryforwards of $2 million, $98 million and $15 million, respectively, the tax effect of which is an aggregate deferred tax asset of $10 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period.

Unrecognized Tax Benefits.    We had $301 million and $289 million of unrecognized tax benefits at June 30, 2012 and June 30, 2011, respectively. Included in the June 30, 2012 and 2011 balances are $272 million and $260 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and to tax positions related to acquired companies in the amount of $29 million at June 30, 2012 and 2011. Recognition of these tax benefits would not impact our effective tax rate.

A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2012, and 2011 is as follows:

	For Fiscal Year Ended June 30,
(in millions)	2012	2011
Balance at July 1	$289	$259
Additions for Tax Positions of the Current Year	8	8
Additions for Tax Positions of Prior Years	8	25
Reductions for Tax Positions of Prior Years	(1)	(2)
Expiration of the Statute of Limitations	(3)	(1)
Settlements with tax authorities	—	—

Balance at June 30	$301	$289

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2012 and 2011, we had $126 million and $109 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the consolidated balance sheets. For the year ended June 30, 2012, we recognized $11 million of interest and penalties in the consolidated statements of income.

Our material tax jurisdiction is the United States. With a few minor exceptions, CareFusion is no longer subject to income tax examinations by United States Federal and State income tax authorities for fiscal years prior to 2001.

During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal years 2003 through 2005 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries, which we have appealed. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest, which may be significant. In addition, during the quarter ended December 31, 2010, we received an IRS Revenue Agent’s Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

and payment of any additional liability related to our business is our responsibility. We are currently before the IRS Appeals office for fiscal years 2003 through 2007, and we are engaged in substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal years.

During the quarter ended September 30, 2011, the IRS commenced the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010. Furthermore, during the quarter ended December 31, 2011, the IRS commenced the tax audit for the short period September 1, 2009 through June 30, 2010.

It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, other activity, or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate. The majority of this possible change relates to issues involving transfer pricing and the transfer of intellectual property among our subsidiaries. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes that the total amount of unrecognized tax benefits may decrease by up to $96 million including up to $29 million which, if recognized upon audit settlement, statute expiration, or other activity would affect the 2013 effective tax rate.

We believe that we have provided adequate contingent tax reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on our business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on our consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

Administrative Subpoenas.    In April 2011, we received a federal administrative subpoena from the U.S. Department of Justice (“Department of Justice”) through the U.S. Attorney for the District of Kansas. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”)

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

of the Department of Health and Human Services. In August 2012, we received another federal administrative subpoena from the Department of Justice containing additional information requests. All three subpoenas request documents and other materials that relate primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. We are cooperating with the Department of Justice and the OIG to respond to these requests. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened, or any outcome of these matters. We cannot estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of June 30, 2012, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves to cover any possible future costs and expenses of compliance with the amended consent decree.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Commitments.    The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2012, are as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Minimum Rental Payments	$37	$34	$28	$22	$18	$17	$156

Rental expense relating to operating leases was approximately $54 million, $52 million and $51 million in fiscal years 2012, 2011 and 2010, respectively. Sublease rental income was not material for any period presented herein.

NOTE 16. FINANCIAL INSTRUMENTS

We use derivative instruments to partially mitigate our business exposure to foreign currency exchange and interest rate risk. We may enter into foreign currency forward contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenues and expenses and on certain assets and liabilities. We hedge foreign currency exposure up to a maximum period of twelve months. We may also enter into interest rate swap agreements to manage variability of expected future cash flows and interest expense related to our existing debt, and future debt issuances.

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of June 30, 2012 and June 30, 2011:

(in millions)	June 30, 2012	June 30, 2011
Assets:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[1]	$2	$1

Total Assets	$2	$1

Liabilities:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[2]	$3	$1
Forward Interest Rate Swap Agreements[3]	17	—

Total Liabilities	$20	$1

[1]	All foreign currency forward contracts classified as derivative assets are recorded as “Other Current Assets” in the consolidated balance sheets.
[2]	All foreign currency forward contracts classified as derivative liabilities are recorded as “Other Accrued Liabilities” in the consolidated balance sheets.
[3]	All forward interest rate swap agreements classified as derivative liabilities are recorded as “Other Liabilities” in the consolidated balance sheets.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cash Flow Hedges.    We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts to manage variability of expected future cash flows from changing interest rates. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain (loss) on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of foreign currency forward contract cash flow hedges is included in the consolidated and combined statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

At June 30, 2012 and June 30, 2011, we held foreign currency forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses. At June 30, 2012, we also held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with our debt.

The following table shows the notional amount of the outstanding cash flow hedges as of June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$47	$91
Interest Rate Swap Agreements	750	—

Total	$797	$91

As of June 30, 2012, the foreign currency forward contracts are expected to mature through March 2013.

During the year ended June 30, 2012, we entered into forward interest rate swap agreements with the aggregate notional amount totaling $750 million. These agreements hedge the variability in future interest rates due to changes in the benchmark interest rate.

Credit risk of these contracts was not material as of June 30, 2012 and June 30, 2011. The unrealized net loss included in OCI on the consolidated balance sheet was $18 million at June 30, 2012, with no net gain or loss at June 30, 2011. The amounts reclassified from OCI to the consolidated and combined statements of income for the fiscal years ended June 30, 2012 and 2011 were not material. The amount of ineffectiveness associated with these derivative instruments was not material.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the notional amount of the fair value hedges outstanding as of June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$59	$222

The following table summarizes the loss recognized in earnings for fair value hedges for the fiscal years 2012, 2011 and 2010:

	For Fiscal Year Ended June 30,
(in millions)	2012	2011	2010
Foreign Currency Forward Contracts	$(1)	$(9)	$—

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on market prices for the same or similar instruments, as of June 30, 2012 and June 30, 2011:

	June 30, 2012		June 30, 2011
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign Currency Forward Contracts	$106	$(1)	$313	$—
Interest Rate Swap Agreements	750	(17)	—	—

Total	$856	$(18)	$313	$—

NOTE 17. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis.    The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2012:

(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,345	$1,345	$—	$—
Other Investments	16	16	—	—
Assets-Foreign Currency Forward Contracts	2	—	2	—

Total Financial Assets	$1,363	$1,361	$2	$—

Financial Liabilities:
Liabilities-Foreign Currency Forward Contracts	$3	$—	$3	$—
Interest Rate Swap Agreements	17	—	17	—

Total Financial Liabilities	$20	$—	$20	$—

The cash equivalents balance is comprised of highly liquid investments purchased with an original maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the consolidated balance sheets, all related to our deferred

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. Assets and liabilities classified as Level 2 relate to foreign currency forward contracts and interest rate swap agreements. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments. See note 16 to the consolidated and combined financial statements. We had no Level 3 assets or liabilities measured on a recurring basis at June 30, 2012.

Assets Measured at Fair Value on a Nonrecurring Basis.    The following table presents our assets measured at fair value on a nonrecurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

(in millions)	Balance at June 30, 2012	Level 1	Level 2	Level 3	Total Losses Recognized
Assets held for sale	$46	$—	$—	$46	$78

During the fiscal year ended June 30, 2012, we wrote down the value of assets held for sale, comprised of our Nicolet business. These assets, with a carrying amount of approximately $124 million, were written down to their fair value of approximately $46 million, based on the sale price for the assets less costs to sell. The resulting total impairment charge of approximately $78 million, which includes approximately $10 million of cash expenditures associated with costs to sell, is reported in results of discontinued operations. See note 3 to the consolidated and combined financial statements. The fair value measurement used to determine this impairment was based on the market approach and reflects the anticipated sale proceeds, net of selling costs and working capital adjustments associated with these assets.

Other Instruments.    The estimated fair value of our long-term obligations and other short-term borrowings was $1,577 million and $1,549 million as of June 30, 2012 and June 30, 2011, respectively, as compared to the net carrying amounts of $1,402 million and $1,388 million at June 30, 2012 and June 30, 2011, respectively. The fair value of our senior notes at June 30, 2012 and June 30, 2011 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at June 30, 2012 and June 30, 2011, was based on either the quoted market prices for the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at June 30, 2012 and August 1, 2011, the date of acquisition, was determined using a discounted cash flow analysis, which approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 13 for further information.

NOTE 18. RELATED PARTY TRANSACTIONS

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Pursuant to our transition services agreement, we incurred charges of $16 million and $118 million for the period July 1, 2010 to September 15, 2010, and the fiscal year ended June 30, 2010, respectively. Prior to August 31, 2009, we were allocated general corporate expenses from Cardinal Health of $19 million for the two months ended August 31, 2009.

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

NOTE 19. SEGMENT INFORMATION

As discussed in note 1, in order to better align our operating and reportable segments with the manner in which we organize our businesses, commencing in the quarter ended September 30, 2011, we re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions. Our operations are principally managed on a products and services basis, and the Medical Systems and Procedural Solutions segments focus primarily on our medical equipment businesses and disposable products businesses, respectively.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Medical Systems.    The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business units. The Dispensing Technologies business unit includes equipment and related services for medication and supply dispensing. The Infusion Systems business unit includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business unit includes respiratory ventilators and dedicated disposable ventilator circuits and accessories. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”

Procedural Solutions.    The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business units. The Infection Prevention business unit includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business unit includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business unit includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy. We also include our respiratory diagnostics product line within the Procedural Solutions segment, which we report as “Other.”

We evaluate the performance of our operating segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, SG&A expenses, research and development expenses and restructuring and acquisition integration charges. With the exception of goodwill, we do not identify or allocate assets by operating segment; accordingly, segment related disclosures with respect to assets have been omitted. See note 11.

The following table presents information about our reporting segments for the fiscal years ended June 30, 2012, 2011 and 2010, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions[3]	Total
Fiscal Year 2012:
External Revenues	$2,314	$1,284	$3,598
Depreciation and Amortization	138	60	198
Segment Profit	465	109	574
Capital Expenditures	84	25	109
Fiscal Year 2011 (As Restated):
External Revenues	$2,090	$1,350	$3,440
Depreciation and Amortization	120	66	186
Segment Profit [1]	382	109	491
Capital Expenditures	104	41	145
Fiscal Year 2010 (As Restated):
External Revenues	$2,071	$1,306	$3,377
Depreciation and Amortization	107	60	167
Segment Profit [2]	348	90	438
Capital Expenditures	85	49	134

[1]

The $13 million net gain on the sale of assets related primarily to the sale of our OnSite Services business ($15 million gain), offset by a post closing adjustment related to the sale of our Research Services business ($2 million loss), has not been allocated to segment results for the year ended June 30, 2011. See note 3.

[2]	The $12 million gain on the sale of assets related to the sale of our Research Services business in May 2010, has not been allocated to segment results for the year ended June 30, 2010. See note 3.
[3]	Segment results have been adjusted for discontinued operations. See note 3.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A reconciliation of total segment profit to income before income tax is presented below for the fiscal years ended June 30, 2012, 2011, and 2010, net of adjustments for discontinued operations:

(in millions)	2012	2011 As Restated	2010 As Restated
Total Segment Profit	$574	$491	$438
Gain on the Sale of Assets	—	13	12

Operating Income	574	504	450
Interest Expense and Other, Net	87	79	105

Income Before Income Tax	$487	$425	$345

The following table presents revenue and net property and equipment by geographic area, net of adjustments for discontinued operations:

	Revenue			Property and Equipment, Net
	For Fiscal Year Ended June 30,			June 30,
(in millions)	2012	2011 As Restated	2010 As Restated	2012	2011 As Restated
United States	$2,808	$2,776	$2,641	$323	$347
International	790	664	736	108	102

Total	$3,598	$3,440	$3,377	$431	$449

The following table presents the revenue information for select business units within each of the segments for the fiscal years ended June 30, 2012, 2011 and 2010:

	Fiscal Year Ended June 30,
(in millions)	2012	2011 As Restated	2010 As Restated
Medical Systems
Dispensing Technologies	$1,038	$910	$868
Infusion Systems	955	889	840
Respiratory Technologies	295	267	338
Other	26	24	25

Total Medical Systems	$2,314	$2,090	$2,071
Procedural Solutions[1]
Infection Prevention	$576	$568	$463
Medical Specialties	317	322	310
Specialty Disposables	266	304	300
Other	125	156	233

Total Procedural Solutions	$1,284	$1,350	$1,306
Total CareFusion	$3,598	$3,440	$3,377

[1]	Reflects the impact of businesses reclassified to discontinued operations. See note 3.

NOTE 20. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The table below summarizes the changes in the carrying amount of the liability for product warranties for the fiscal years ended June 30, 2012, and 2011:

(in millions)	Total
Balance at June 30, 2010	$23
Warranty Accrual	12
Warranty Claims Paid	(11)
Adjustments to Preexisting Accruals	(3)

Balance at June 30, 2011	21
Warranty Accrual	28
Warranty Claims Paid	(16)
Adjustments to Preexisting Accruals	(2)

Balance at June 30, 2012	$31

As of June 30, 2012, 2011 and 2010, approximately $18 million, $8 million and $10 million, respectively, of the ending liability balances related to accruals for product recalls.

NOTE 21. SHARE-BASED COMPENSATION

We maintain a stock incentive plan that provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and performance stock units for the benefit of certain of our officers, directors and employees. Under CareFusion’s 2009 Long-Term Incentive Plan (the “Plan”), there are 40.0 million shares of common stock reserved and authorized for issuance. At June 30, 2012, awards (net of prevesting forfeitures) have been granted with respect to 23.4 million shares of the 40.0 million reserved shares, with 16.6 million shares available for future awards. The number of shares to be issued in connection with performance stock units is not determined until the end of their respective performance period and is therefore included at the current estimate of payout shares (see below). New shares are issued for settlement of awards under the Plan.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

We are responsible for fulfilling all share-based awards related to CareFusion common stock, and Cardinal Health is responsible for fulfilling all share-based awards related to Cardinal Health common shares, regardless of whether the employee holding the share-based award is an employee of CareFusion or Cardinal Health. We record share-based compensation expense for the share-based awards held by our employees, regardless of whether such share-based awards are based on common stock of CareFusion or common shares of Cardinal Health, with the offsetting impact recorded to “Additional Paid-In Capital” in our consolidated balance sheets.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A summary of CareFusion stock option activity related to CareFusion and Cardinal Health employees for the fiscal year ended June 30, 2012 is as follows. With respect to the Cardinal Health stock options granted prior to September 26, 2007, the converted CareFusion stock options retained the vesting schedule and expiration date of the original Cardinal Health stock options.

(in millions, except per share amounts)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at July 1, 2011	13.7	$27.70	3.78	$38
Granted	2.3	$25.56
Exercised	(0.7)	$20.67
Canceled/Forfeited	(1.5)	$32.54

Outstanding, June 30, 2012	13.8	$27.16	3.50	$22

Exercisable, June 30, 2012	8.8	$28.95	2.37	$13

The following table summarizes activity related to CareFusion stock options exercised during the fiscal years ended June 30, 2012, 2011 and 2010:

	For Fiscal Year Ended June 30,
(in millions)	2012	2011	2010
Proceeds From Stock Options Exercised	$14	$15	$8
Intrinsic Value of Stock Options Exercised	$4	$4	$2
Tax Benefit Related to Stock Options Exercised	$1	$1	$1

Cardinal Health received the cash proceeds for stock options exercised prior to September 1, 2009, and therefore, no cash proceeds are presented for stock options exercised prior to that date.

The fair value of the stock options granted during the fiscal year ended June 30, 2009 was valued by Cardinal Health utilizing a Lattice valuation model. The fair value of stock options granted by CareFusion during the fiscal years ended June 30, 2012, 2011, 2010, and subsequent to the spinoff, was valued by CareFusion utilizing a Black-Scholes-Merton valuation model. The Black-Scholes-Merton model was utilized subsequent to the spinoff based on a review of facts and circumstances associated with the anticipated exercise patterns of employees at a new publicly traded company. Had we used the Black-Scholes-Merton valuation model instead of the Lattice valuation model prior to the spinoff, it would not have resulted in a material impact on our financial condition, results of operations or cash flows.

The following assumptions were utilized in deriving the fair value for awards granted under the Black-Scholes-Merton model for the fiscal years ended June 30, 2012, 2011 and 2010:

	Fiscal Year Ended June 30,
	2012	2011	2010
Risk Free Interest Rate	0.75% — 0.96%	1.46% — 2.37%	2.28% — 2.44%
Expected Term (years)	5.0	5.0	5.0
Volatility	31.3%	31.8% — 32.5%	32.1%
Dividend Yield	—%	—%	—%
Weighted-Average Grant Date Fair Value	$7.45	$7.42	$6.70

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Restricted Stock and Restricted Stock Units.    Under the Plan, restricted stock and restricted stock units (“restricted stock awards”) generally vest in equal installments over three years. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. Certain RSU awards are also subject to satisfying performance conditions. Once the likelihood of achieving the performance conditions for these shares is determined to be probable, compensation expense is recorded. The weighted-average grant date fair values of restricted stock awards granted was $25.48, $23.78 and $20.82 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

With respect to restricted stock awards granted prior to September 26, 2007, the converted CareFusion restricted stock awards retained the vesting schedule of the original Cardinal Health restricted stock awards. A summary of CareFusion restricted stock awards related to CareFusion and Cardinal Health employees for the fiscal year ended June 30, 2012 is as follows:

(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Balance at July 1, 2011	3.6	$23.31
Granted	1.6	$25.48
Vested	(1.6)	$23.88
Forfeited	(0.4)	$23.70

Outstanding, June 30, 2012	3.2	$24.04

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

In the fiscal year ended June 30, 2010, we granted performance stock units (the “Fiscal 2010 PSUs”) to members of management. For the Fiscal 2010 PSUs, we established performance goals based on the achievement of a two-year

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

average cash flow target, with a payout amount that varies between 0%-150% of a target number of shares of common stock based on whether the goal is achieved after the second, third or fourth fiscal year following the grant date. As the target was met at the end of the second fiscal year (fiscal year ended June 30, 2011), the Fiscal 2010 PSUs vested as to 150% of the target number of shares. The fair value of the Fiscal 2010 PSUs is based on the closing price of the company’s common stock on the date of grant. Compensation expense for the Fiscal 2010 PSUs is recorded in the consolidated and combined statements of income over the vesting period of two years.

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

In the fiscal year ended June 30, 2012, we granted performance stock units (the “Fiscal 2012 PSUs”) to members of management. For the Fiscal 2012 PSUs, we established performance goals based on the achievement of the Compounded Annual Growth Rate (“CAGR”) of the company’s fully diluted, adjusted earnings per share over the three year period ending June 30, 2014. The payout amount of Fiscal 2012 PSUs will vary between 0% — 200% of a target number of shares of common stock based on performance relative to the target established for CAGR during the performance period. No payout is earned if the minimum CAGR performance target of is not achieved. The fair value of the Fiscal 2012 PSUs is based on the closing price of the company’s common stock on the date of grant. Compensation expense for the Fiscal 2012 PSUs is recorded in the consolidated statements of income over the vesting period of three years and was based on an estimate of achieving a 100% payout of awarded units.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A summary of performance stock unit activity for the fiscal year ended June 30, 2012 is as follows:

(in millions, except per unit amounts)	Performance Stock Units[1]	Weighted- Average Grant Date Fair Value
Balance at July 1, 2011	0.8	$18.05
Granted	0.4	$23.33
Vested	(0.5)	$20.81
Forfeited	(0.1)	$25.56

Outstanding, June 30, 2012	0.6	$18.80

[1]	Based on target number of shares of common stock subject to each grant of performance stock units.

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

Accounting for Share-Based Compensation.    Expense for share-based payment transactions with employees is recognized in the consolidated and combined statements of income over the period during which an employee provides the requisite service in exchange for the award, based on their award’s fair value. Most stock options and restricted stock and restricted stock units vest ratably over a three-year vesting period. Share-based compensation expense associated with these graded-vesting awards is recognized using the straight-line method over the vesting period. Stock options generally have a seven-year contractual term. Total pre-tax share-based compensation expense was approximately $51 million, $65 million and $67 million for the fiscal years ending June 30, 2012, 2011 and 2010, respectively. Share-based compensation expense was based on an allocation from Cardinal Health of $4 million during the two month period from July 1, 2009 through August 31, 2009. The income tax benefit related to the share-based compensation expense was approximately $19 million, $25 million and $18 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. We classify share-based compensation within SG&A expense to correspond with the same line item as the majority of the cash compensation paid to employees.

As of June 30, 2012, our total unrecognized share-based compensation expense related to nonvested share-based compensation awards, adjusted for estimated forfeitures, was $60 million. This compensation expense is expected to be recognized over a weighted-average period of approximately 2 years.

Because share-based compensation amounts related to employees of the Nicolet and ISP businesses, which are classified as discontinued operations, were not material for any period presented, we have not segregated them from continuing operations in this note. See note 3 for a detailed discussion.

NOTE 22. EMPLOYEE SAVINGS PLAN

Substantially all of our domestic non-union employees are eligible to be enrolled in the company-sponsored retirement savings plans, which include features under Section 401(k) of the Code and provide for company matching. Contributions to the plans are determined by our board of directors and are subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement benefit plans was $42 million, $48 million and $36 million for fiscal years 2012, 2011 and 2010, respectively.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for fiscal years 2012 and 2011.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Fiscal Year 2012
Revenue	$824	$828	$890	$890	$919	$919	$961
Gross Margin	419	423	446	447	459	459	475
Selling, General and Administrative Expenses	264	264	261	261	241	241	267
Income from Continuing Operations	69	72	94	94	103	104	91
Income (Loss) from Discontinued Operations, Net of Tax[1]	(2)	(2)	1	1	(72)	(72)	5
Net Income	67	70	95	95	31	32	96

Per Share Amounts:[2]
Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.31	$0.32	$0.42	$0.42	$0.46	$0.46	$0.41
Discontinued Operations	$(0.01)	$(0.01)	—	—	$(0.32)	$(0.32)	$0.02
Basic Earnings per Common Share	$0.30	$0.31	$0.42	$0.42	$0.14	$0.14	$0.43

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.31	$0.32	$0.41	$0.41	$0.45	$0.46	$0.41
Discontinued Operations	$(0.01)	$(0.01)	—	—	$(0.32)	$(0.32)	$0.02
Diluted Earnings per Common Share	$0.30	$0.31	$0.42	$0.42	$0.13	$0.14	$0.43

Weighted-Average Number of Common Shares Outstanding:
Basic	223.8	223.8	224.7	224.7	224.6	224.6	221.7
Diluted	226.3	226.3	226.6	226.6	226.8	226.8	224.2

[1]	Reflects the impact of businesses reclassified to discontinued operations. See note 3.
[2]

Basic and diluted earnings per share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share. Additionally, the sum of the per share components within the quarters may not equal the per share amounts presented.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Fiscal Year 2011
Revenue	$790	$791	$860	$863	$842	$844	$940	$942
Gross Margin	403	404	433	436	437	439	488	489
Selling, General and Administrative Expenses	263	263	260	260	256	256	288	288
Income from Continuing Operations[2]	37	38	75	77	86	87	96	97
Income (Loss) from Discontinued Operations, Net of Tax[1]	1	1	1	1	(41)	(41)	(11)	(11)
Net Income	38	39	76	78	45	46	85	86

Per Share Amounts:[3]
Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.17	$0.17	$0.33	$0.35	$0.39	$0.39	$0.43	$0.43
Discontinued Operations	—	—	—	—	$(0.18)	$(0.18)	$(0.05)	$(0.05)
Basic Earnings per Common Share	$0.17	$0.18	$0.34	$0.35	$0.20	$0.21	$0.38	$0.38

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.17	$0.17	$0.33	$0.34	$0.38	$0.39	$0.42	$0.43
Discontinued Operations	—	—	—	—	$(0.18)	$(0.18)	$(0.05)	$(0.05)
Diluted Earnings per Common Share	$0.17	$0.17	$0.34	$0.35	$0.20	$0.20	$0.37	$0.38

Weighted-Average Number of Common Shares Outstanding:
Basic	222.1	222.1	222.8	222.8	223.0	223.0	223.4	223.4
Diluted	223.9	223.9	224.5	224.5	225.6	225.6	226.5	226.5

[1]	Reflects the impact of businesses reclassified to discontinued operations. See note 3.
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

NOTE 24. SUBSEQUENT EVENTS

On July 1, 2012, we completed the sale of our Nicolet business, resulting in an additional $5 million loss recorded in discontinued operations for the quarter ended September 30, 2012, primarily related to the tax impact from the sale. The Nicolet business was historically part of our Procedural Solutions segment.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On August 1, 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes due August 2012.

On November 14, 2012, we completed the acquisition of Intermed Equipamento Medico Hospitalar Ltda (“Intermed”), a privately held, leading respiratory technologies company based in Sao Paulo, Brazil. We funded the acquisition with existing cash and funds generated from operations. The acquisition of Intermed was not material to our financial statements.

On December 10, 2012, we increased the aggregate commitments available under our senior unsecured revolving credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility. In connection with this increase, we also obtained waivers from the lenders under the credit agreement related to the covenant to deliver our financial statements to the lenders who are parties to the credit agreement.

On October 14, 2012, we entered into a settlement agreement to resolve ongoing intellectual property lawsuits in which we were involved as both a plaintiff and a defendant. As part of the settlement, the parties agreed to a mutual covenant not to sue on patents related to technology for infusion therapy, and we agreed to pay up to $6 million. Although the settlement occurred after June 30, 2012, because the fiscal year ended June 30, 2012 was considered an open accounting period until the filing of this Annual Report on Form 10-K, the amount of the settlement was recorded as selling, general and administrative costs for the year ended June 30, 2012.

On January 2013, we increased our recall reserve by $7 million in connection with a previously disclosed recall related to our Alaris System. This increase was based on the future expected costs associated with the field service and product recall. While we believe this amount will be sufficient to address the future expected costs, the actual cost of addressing the recall could be more or less than amounts reserved. See note 20 to the audited consolidated and combined financial statements for further information. Although the increase in the reserve occurred after June 30, 2012, because the fiscal year ended June 30, 2012 was considered an open accounting period until the filing of this Annual Report on Form 10-K, this amount was recorded as an increase in our warranty liability for the year ended June 30, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of such period. This conclusion was based on the material weakness identified in our internal control over financial reporting related to our accounting for sales-type leases, as described below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management’s annual report on internal control over financial reporting is set forth below and the report of independent registered public accounting firm is included on page 118 of this Annual Report on Form 10-K.

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

Our management, under the supervision of our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective due to the identification of a material weakness related to our controls over our accounting for sales-type leases. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

On August 29, 2012, we announced the delayed filing of this Annual Report on Form 10-K to consult with the Office of the Chief Accountant (the “OCA”) of the Securities and Exchange Commission (the “SEC”) regarding our accounting for sales–type leases associated with our Pyxis medication and supply dispensing products. As a result of our discussions with the OCA, we concluded that a modification was necessary in order to properly apply lease accounting principles to our sales–type leases. As discussed in Note 2 to the consolidated and combined financial statements included in this Annual Report on Form 10-K, this Annual Report on Form 10-K includes revisions to our historical financial results to properly estimate the fair value of leased assets in accounting for sales–type leases associated with our Pyxis medication and supply dispensing products. As a result of the need to correct the manner in which we apply lease accounting principles to our sales-type leases, we did not historically have adequate internal controls and processes in place to account for our sales-type leases. Accordingly, management identified a material weakness in our internal control over financial reporting related to our accounting for sales-type leases.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated and combined financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2012.

Remediation Efforts to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting described above, we are developing and implementing new control procedures regarding our accounting for sales-type leases, including the revised fair value estimation process for our leased assets. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of CareFusion Corporation

We have audited CareFusion Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CareFusion Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control over financial reporting related to the accounting for sales-type leases. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CareFusion Corporation as of June 30, 2012 and 2011, and the related consolidated and combined statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2012 consolidated financial statements, and this report does not affect our report dated January 31, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CareFusion Corporation has not maintained effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

San Diego, California

January 31, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors.    The following sets forth information, as of January 18, 2013, regarding members of our Board, including the director nominees for election at the CareFusion Corporation 2012 Annual Meeting of Stockholders, related to his or her business experience and service on other boards of directors.

Name	Age	Committees	Class	Term Expires[1]
Philip L. Francis	66	Audit, Governance & Compliance	III	2012
Robert F. Friel	57	Human Resources & Compensation	III	2012
Gregory T. Lucier	48	Human Resources & Compensation	III	2012
Kieran T. Gallahue	49	—	I	2013
J. Michael Losh	66	Audit	I	2013
Edward D. Miller, M.D.	69	Governance & Compliance	I	2013
Jacqueline B. Kosecoff, Ph.D.	63	Audit	II	2014
Michael D. O’Halleran	62	Human Resources & Compensation	II	2014
Robert P. Wayman	67	Audit, Governance & Compliance	II	2014

[1]

The directors in each class serve three-year terms and in each case until their respective successors are duly elected and qualified. The terms of each of Messrs. Francis, Friel and Lucier will expire at our 2012 Annual Meeting of Stockholders. We typically hold our annual meeting of stockholders in November. However, as a result of the delay in the filing of this Annual Report on Form 10-K, we delayed the filing of our proxy materials and postponed the scheduling of our 2012 Annual Meeting of Stockholders. The 2012 Annual Meeting of Stockholders is now scheduled to be held in April 2013.

Mr. Francis most recently served as executive chairman of PetSmart, Inc., a specialty pet retailer, from June 2009 until his retirement in January 2012. He previously served as chairman and chief executive officer of PetSmart from 1999 until his appointment as executive chairman. Mr. Francis is a director of PetSmart, Inc. and the lead director of SUPERVALU INC. During the prior five years, Mr. Francis also served on the board of Cardinal Health. We believe Mr. Francis’ qualifications to serve on our Board of Directors include his many years of business, operational and executive management experience, including his prior service as chairman and chief executive officer of PetSmart. Mr. Francis also brings significant Company and industry knowledge to our Board, due to his prior service on the board of directors of Cardinal Health. In addition, his current and prior service on other public company boards permit him to contribute valuable strategic management insight to our Board.

Mr. Friel has served as president and chief executive officer of PerkinElmer, Inc., a global leader focused on improving the health and safety of people and the environment, since February 2008. He has also served as a director of PerkinElmer since January 2006, serving as vice chairman until he was appointed as chairman in April 2009. He joined PerkinElmer in 1999, serving as senior vice president and chief financial officer from February 1999 to October 2004, as executive vice president and chief financial officer from October 2004 to January 2006, as president of the Life and Analytical Sciences unit from January 2006 through August 2007, and as president and chief operating officer from August 2007 through February 2008. Mr. Friel is a director of Xylem Inc. During the prior five years, Mr. Friel also served on the boards of Fairchild Semiconductor International, Inc. and Millennium Pharmaceuticals, Inc. We believe Mr. Friel’s qualifications to serve on our Board of Directors include his executive and financial leadership experience in the healthcare industry, including his current position as president and chief executive officer of PerkinElmer. Additionally, his prior service on other public company boards permits him to make valuable contributions to our Board.

Mr. Lucier has served as chairman and chief executive officer of Life Technologies Corporation, a biotechnology tools company, since November 2008 when Invitrogen Corporation and Applied Biosystems merged to form Life Technologies. Previously, he served as chief executive officer of Invitrogen Corporation from May 2003 to November 2008. We believe Mr. Lucier’s qualifications to serve on our Board of Directors include his management and operational experience in the healthcare industry, including his current position as chairman and chief executive officer of Life Technologies. His leadership and business experience make his input valuable to our Board.

Mr. Gallahue is the Chairman of our Board of Directors and Chief Executive Officer. Prior to joining us in January 2011, he was the president, chief executive officer and a director of ResMed Inc., a medical device firm serving the sleep disordered breathing and respiratory markets. Mr. Gallahue joined ResMed in January 2003 as president and chief operating officer of the Americas and was promoted to ResMed’s president in September 2004. He served in that role until he was named president, chief executive officer and a director of ResMed in January 2008. Prior to joining ResMed, from January 1998 to December 2002, he held positions of increasing responsibility at Nanogen, Inc., a DNA research and medical diagnostics company, including president and chief financial officer. Prior to 1998, Mr. Gallahue held various marketing, sales and financial positions within Instrumentation Laboratory, The Procter & Gamble Company and General Electric Company. He is a director of Volcano Corporation. During the prior five years, Mr. Gallahue also served on the board of directors of ResMed. We believe Mr. Gallahue’s qualifications to serve on our Board of Directors include his extensive executive management experience at medical device companies, including his current position as our Chief Executive Officer, as well as leadership experience from serving on other public company boards. In addition, Mr. Gallahue’s prior experience as a public company chief financial officer and as a member of a public company audit committee permit him to contribute valuable financial and accounting skills to our Board.

Mr. Losh serves as the Presiding Director of our Board of Directors. He most recently served as interim chief financial officer of Cardinal Health from July 2004 to May 2005. Previously, he was the chief financial officer of General Motors Corporation, an automobile manufacturer, from 1994 to 2000. He is a director of Prologis Inc., Aon Corporation, H.B. Fuller Company, Masco Corporation, and TRW Automotive Holdings Corporation. During the prior five years, Mr. Losh also served on the boards of AMB Property Corporation, Cardinal Health and Metaldyne Corporation. We believe Mr. Losh’s qualifications to serve on our Board of Directors include his business, leadership and financial experience, including his prior position as chief financial officer of General Motors. Mr. Losh also brings significant Company and industry knowledge to our Board, due to his long history with Cardinal Health. In addition, his current and prior positions on other public company boards and extensive experience serving on other public company audit committees, including on the audit committee of Cardinal Health prior to the spinoff, permit him to contribute valuable financial and accounting skills to our Board.

Dr. Miller is a professor of anesthesiology and critical care medicine at The Johns Hopkins University School of Medicine. He previously served as chief executive officer of Johns Hopkins Medicine, which encompasses The Johns Hopkins University School of Medicine and The Johns Hopkins Health System and Hospital, and as dean of the medical faculty of The Johns Hopkins University School of Medicine from January 1997 until his retirement in June 2012. Dr. Miller joined Johns Hopkins in 1994 as a professor and director of the department of anesthesiology and critical care medicine. Prior to joining Johns Hopkins, Dr. Miller held positions as a professor, researcher and clinician at various hospitals and academic institutions. He is a director of PNC Mutual Funds, Inc. During the prior five years, he also served on the board of PNC Alternative Strategies Fund LLC. We believe Dr. Miller’s qualifications to serve on our Board of Directors include his experience in the medical field and his prior position as chief executive officer of Johns Hopkins Medicine. His experience as a physician and clinician, and his awareness of the complexities that health care providers face, make Dr. Miller’s input and perspective valuable to our Board.

Dr. Kosecoff has served as managing partner of Moriah Partners, LLC, a private equity firm focused on health services and technology, since March 2012. She has also served as a senior advisor to Warburg Pincus LLC, a global private equity company, since March 2012. From October 2007 to November 2011, Dr. Kosecoff served as chief executive officer of OptumRx (formerly Prescriptions Solutions), a pharmacy benefits management company and subsidiary of UnitedHealth Group, and continued to serve as a senior advisor to OptumRx from December 2011 to February 2012. She served as chief executive officer of Ovations Pharmacy Solutions, a subsidiary of UnitedHealth Group providing health and well-being services for people ages 50+, from December 2005 to October 2007. From July 2002 to December 2005, she served as executive vice president, Specialty Companies of PacifiCare Health Systems, Inc., a consumer health organization. She is a director of Sealed Air Corporation,

Steris Corporation and athenahealth, Inc. We believe Dr. Kosecoff’s qualifications to serve on our Board of Directors include her extensive knowledge of the healthcare industry and executive leadership experience, including her prior position as chief executive officer of OptumRx. In addition, her service on other public company boards permits her to make valuable contributions to our Board.

Mr. O’Halleran has served as senior executive vice president of Aon Corporation, a provider of risk management, insurance and consulting services, since September 2004. From 1999 to 2004, Mr. O’Halleran served as president and chief operating officer of Aon Corporation. Mr. O’Halleran joined Aon in 1987 to lead its reinsurance division. Since that time, he has served in several significant management positions within the Aon group of companies including, since August 2007, as the executive chairman of Aon Benfield, the division of Aon Corporation that provides reinsurance and brokerage services. During the prior five years, Mr. O’Halleran served on the board of Cardinal Health. We believe Mr. O’Halleran’s qualifications to serve on our Board of Directors include his extensive knowledge of our business and industry due to his prior service on the board of directors of Cardinal Health. In addition, his many years of executive leadership experience at Aon Corporation and Aon Benfield, including his international business experience, make Mr. O’Halleran a valuable member of our Board.

Mr. Wayman served as chief financial officer of the Hewlett-Packard Company (“HP”), a computer and electronics company, from 1984 until his retirement in December 2006. He also served as executive vice president, finance and administration of HP from 1992 until his retirement after 37 years with the company. He served as interim chief executive officer of HP from February 2005 through March 2005. He is a director of Affymetrix, Inc. During the prior five years, Mr. Wayman also served on the boards of HP, Sybase, Inc. and Con-way, Inc. (formerly CNF, Inc.). We believe Mr. Wayman’s qualifications to serve on our Board of Directors include his operational, financial and accounting experience, including his prior position as chief financial officer of HP. In addition, Mr. Wayman has served and currently serves on other public company boards and has extensive audit committee experience.

Executive Officers.    The following table sets forth information, as of January 18, 2013, with respect to the individuals serving as our executive officers. For information regarding Kieran Gallahue, our Chairman and Chief Executive Officer, see information regarding our directors above.

Name	Age	Position
Kieran Gallahue	49	Chairman and Chief Executive Officer
James Hinrichs	45	Chief Financial Officer
Vivek Jain	40	President, Procedural Solutions
Thomas Leonard	44	President, Medical Systems
Roger Marchetti	54	Executive Vice President, Human Resources
Joan Stafslien	48	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Gordon LaFortune	55	Executive Vice President, EMEA/APAC Commercial Operations and Global Infusion Disposables
Donald Abbey	46	Executive Vice President, Quality, Regulatory and Medical Affairs
Jean Maschal	61	Senior Vice President, Controller and Chief Accounting Officer

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

Mr. Jain is our President, Procedural Solutions. Until August 2011, Mr. Jain served as President, Medical Technologies and Services. Prior to the spinoff, he served as Executive Vice President—Strategy and Corporate Development of Cardinal Health since August 2007. Prior to joining Cardinal Health, from May 2006 to August 2007 he served as Senior Vice President/Head of Healthcare Strategy, Business Development and M&A for the Philips Medical Systems business of Koninklijke Philips Electronics N.V., an electronics company. He was an investment banker at J.P. Morgan Securities, Inc., an investment banking firm, from July 1994 to April 2006. His last position with J.P. Morgan was as Managing Director/Co-Head of Global Healthcare Investment Banking from April 2002 to April 2006.

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

Mr. Marchetti is our Executive Vice President, Human Resources. Prior to joining us in July 2011, he was the Senior Vice President, Human Resources and Information Management of Amylin Pharmaceuticals, a biopharmaceutical company, since July 2007. He previously served as Senior Vice President, Human Resources and Corporate Services of Amylin from November 2005 to July 2007. From July 2002 to October 2005, he served as Vice President, Human Resources for Guidant Corporation, a medical device company. Prior to this role, he served as Vice President, Finance and Information Systems, Guidant Europe, Middle East, Africa, and Canada, since the beginning of 2001. From 1999 through 2000, he served as Vice President, Human Resources for Guidant’s Vascular Intervention group, and served as Guidant’s first Corporate Controller and Chief Accounting Officer from 1994 to 1999. Prior to joining Guidant, he spent over five years in various finance roles with Eli Lilly. From 1980 to 1986, he was on the audit staff of the accounting firm Touche Ross & Co. (currently Deloitte & Touche LLP).

Ms. Stafslien is our Executive Vice President, General Counsel, Chief Compliance Officer and Secretary. Ms. Stafslien was previously our Executive Vice President, General Counsel and Secretary, and effective June 2010, assumed the additional role of Chief Compliance Officer. Prior to the spinoff, she served as Senior Vice President and General Counsel, Clinical and Medical Products of Cardinal Health since July 2008. She was Senior Vice President and General Counsel, Clinical Technologies and Services of Cardinal Health, from August 2004 to July 2008. Ms. Stafslien served as Deputy General Counsel and Assistant General Counsel of ALARIS Medical Systems, Inc. (“Alaris”) from March 1999 to July 2004, when Cardinal Health acquired Alaris. From May 1998 to February 1999, she served as Senior Corporate Counsel to Alaris. Prior to joining Alaris, she was an associate with the law firms of Brobeck, Phleger & Harrison LLP and Luce, Forward, Hamilton & Scripps LLP.

Mr. LaFortune is our Executive Vice President, EMEA/APAC Commercial Operations and Global Infusion Disposables. From August 2011 to July 2012, Mr. LaFortune served as our Executive Vice President, International Commercial Operations. Until August 2011, Mr. LaFortune was our Senior Vice President and General Manager, Infusion. Prior to the spinoff, Mr. LaFortune served as President of the Infection Prevention business of Cardinal Health, from November 2004 to December 2008. From June 2001 to November 2004, Mr. LaFortune was President, International for Cardinal Health, and from February 1999 to June 2001, Mr. LaFortune was Vice President and General Manager for Cardinal Health Canada. Before joining Cardinal Health, Mr. LaFortune was Vice President and General Manager for Allegiance Healthcare Canada, which was acquired by Cardinal Health in February 1999. Mr. LaFortune also held various marketing, sales and operations positions at Allegiance and Baxter International, a manufacturer and marketer of healthcare products and services, prior to Baxter’s spinoff of the Allegiance business in 1996.

Mr. Abbey is our Executive Vice President, Quality, Regulatory and Medical Affairs. Until November 2011, Mr. Abbey served as our Senior Vice President, Quality and Regulatory Affairs. Prior to the spinoff, Mr. Abbey served as Senior Vice President, Quality and Regulatory Affairs — Clinical and Medical Products of Cardinal Health, since March 2007. Prior to joining Cardinal Health, from February 2006 to March 2007, Mr. Abbey served as Vice President, Regulatory Affairs and Quality Assurance for the Critical Care division of Respironics, Inc., a medical device firm serving the global sleep and respiratory markets. Previously, he held a number of leadership roles within the healthcare industry, including general manager of Welch Allyn’s cardiopulmonary business; vice president of Quality Assurance and Regulatory Affairs for Protocol Systems, Inc.; and director of Quality Assurance for Heartstream, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated by the SEC, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2012, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, except that Form 4 filings by J. Michael Losh and Thomas J. Leonard underreported total share ownership by 3,559 shares and 679 shares, respectively. In each case, these shares were received as a pro-rata distribution in conjunction with Cardinal Health’s spinoff of CareFusion. Due to an administrative error, these shares were inadvertently omitted from prior Form 4 filings. Messrs. Losh and Leonard each reported the correct total share ownership in filings on Form 5 on August 14, 2012.

Corporate Governance

Policies on Ethics and Compliance.    Our Board adopted a code of ethics as defined in Item 406(b) of Regulation S-K (the “Code of Conduct”) for our Company to help ensure that our business is conducted in a consistently legal and ethical manner. The Code of Conduct establishes policies pertaining to, among other things, employee conduct in the workplace, electronic communications and information security, accuracy of books, records and financial statements, securities trading, confidentiality, conflicts of interest, fairness in business practices, the Foreign Corrupt Practices Act, antitrust laws and political activities and solicitations. All of our employees, including our executive officers, as well as the members of our Board, are required to comply with our Code of Conduct. The full text of the Code of Conduct can be found in the “Investors” section of our website accessible to the public at www.carefusion.com, by clicking the “Corporate Governance” link. A printed copy may also be obtained by any stockholder upon request to our Investor Relations Department. The Audit Committee is responsible for reviewing and approving all amendments to the Code of Conduct and all waivers of the Code of Conduct for executive officers or directors, and providing for prompt disclosure of all amendments and waivers required to be disclosed under applicable law. We will disclose future amendments to our Code of Conduct, or waivers required to be disclosed under applicable law from our Code of Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, and our other executive officers and our directors, on our website, www.carefusion.com, within four business days following the date of the amendment or waiver.

In August 2011, in furtherance of our commitment to the highest standards of ethical practice, corporate conduct and integrity, our Board adopted the CareFusion Compliance Program Declaration and Description. The purpose of the compliance program is to increase the likelihood of preventing, detecting, and correcting violations of law or Company policy, and the declaration provides additional descriptions of compliance policies, procedures and efforts to establish an effective compliance program. The Compliance Program Declaration and Description can be found in the “Ethics and Compliance” section of our website accessible at www.carefusion.com, by clicking the “Our Company” link.

In addition, we maintain a Conduct Line by which employees may report violations of the Code of Conduct or seek guidance on business conduct matters. The Conduct Line is operated by an independent, third-party company, and has multi-lingual representatives available to take calls confidentially 24 hours a day, seven days a week, and can also be accessed via the Internet at www.carefusionconductline.com.

Audit Committee.    The Company has a separately-designated standing Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is comprised of Dr. Kosecoff, Mr. Francis, Mr. Wayman, and Mr. Losh (Chair). Mr. Losh was appointed Chair of the Audit Committee effective November 7, 2012, succeeding Mr. Wayman who served as the Chair of the Audit Committee since November 3, 2010. In addition, Mr. Francis was appointed as a member of the Audit Committee effective November 7, 2012. The Board has determined that each member of the Audit Committee is an “audit committee financial expert” for purposes of the rules of the SEC. In reaching this determination, the Board considered, among other things, the prior experience of each of Messrs. Losh and Wayman as a chief financial officer and the prior experience of each of Dr. Kosecoff and Mr. Francis as a chief executive officer. The Board also made a qualitative assessment of our other non-employee directors, to determine their financial knowledge and experience, and determined that they each would also qualify as an “audit committee financial expert” for purposes of the rules of the SEC should they become a member of the Audit Committee in the future. In addition, the Board has determined that Mr. Losh’s simultaneous service on the audit committees of more than two other public companies does not impair his ability to effectively serve on the Audit Committee. In reaching this determination, the Board considered Mr. Losh’s ability to devote sufficient and substantial time to serve on the Audit Committee. In addition, the Board has determined that each of the members of the Audit Committee is “independent,” consistent with the NYSE listing standards, Section 10A(m)(3) of the Exchange Act and in accordance with our Corporate Governance Guidelines.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes CareFusion’s executive compensation philosophy and program for the fiscal year ended June 30, 2012 (“fiscal 2012”). It should be read in conjunction with our tabular disclosures regarding the compensation of our named executive officers for fiscal 2012, which can be found starting on page 146 of this Annual Report on Form 10-K under the heading “Executive Compensation.”

Executive Overview

In this Compensation Discussion and Analysis, we summarize our objectives regarding the compensation of our named executive officers, including how we determine the elements and amounts of executive compensation. Included below are discussions regarding our compensation philosophy, our compensation approach, our compensation determinations, and our policies and practices related to executive compensation. Our executive compensation program reflects a commitment to (1) align compensation with our overall business goals, core values and stockholder interests, (2) motivate and retain our key executives, (3) reinforce consistent attainment of above-market performance and (4) emphasize a long-term view in creating stockholder value.

Fiscal 2012 Business and Financial Performance.    For fiscal 2012, we delivered strong financial performance in a challenging global economic and business environment, and we made significant progress against our long-term strategic plan, as highlighted below:

•

Growth in Revenue, Operating Income and Cash Flows.    We grew revenue by $158 million, or 5 percent from the prior year, to $3.6 billion. In addition, we grew operating income by $70 million, or 14 percent from the prior year, to $574 million. Our strong focus on cash flows resulted in $648 million in cash provided by operating activities in fiscal 2012, nearly double the amount we reported for fiscal 2011.

•

Reduction in Administrative Expenses and Increase in Investment in Research and Development.    As part of our efforts to reduce the complexity of our infrastructure and simplify our operations, we reduced selling, general, and administrative expenses by $34 million, or 3 percent from the prior year. During fiscal 2012, we reallocated these funds to increase our research and development investments by 12 percent from the prior year to $164 million.

•

Acquisitions and Divestitures.    A core component of our business strategy is to pursue growth opportunities that give us access to innovative technologies, complementary product lines or new markets. Our business strategy also involves assessing our portfolio of businesses with a view of divesting non-core businesses and product lines that do not align with our objectives. During fiscal 2012, we acquired several companies and technologies that expand our geographic reach, strengthen our technology base and provide opportunities for growth. We also divested a business, allowing us to simplify and focus on value-creating activities.

•

Share Repurchase Program.    With a focus on enhancing stockholder value, in February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. Through June 30, 2012, we repurchased a total of 3.9 million shares of our common stock under the share repurchase program for an aggregate of $100 million (excluding commissions and fees).

Fiscal 2012 Executive Compensation Program.    In determining the compensation of our named executive officers, the Human Resources and Compensation Committee of our Board of Directors (the “Compensation Committee”) evaluates various factors, including the following:

•	the Company’s overall business and financial performance and/or the performance of the business unit or function for which the individual is responsible;
•	the individual’s performance, experience and skills;
•	the terms of employment agreements or other arrangements with the individual;
•	compensation previously paid or awarded to the individual;
•	competitive market data for similar positions based on the Company’s comparator group; and
•	voting results from the prior year’s advisory vote on the compensation of our named executive officers.

For fiscal 2012, the Compensation Committee approved an executive compensation program that consists of three principal elements: base salary, annual cash incentives under our management incentive plan (“MIP”) and long-term equity-based incentive (“LTI”) awards. Our Compensation Committee believes that, by allocating compensation among these elements, our overall executive compensation program appropriately balances compensation-related risk and the desire to focus our named executive officers on specific short-term and long-term goals important to our overall success. Consistent with our pay-for-performance philosophy, a significant portion of the compensation of our named executive officers in fiscal 2012 was variable or at-risk. For our Chief Executive Officer, 88% of total direct compensation was subject to annual performance goals or tied to the value of our common stock. For our other named executive officers as a group, 79% of total direct compensation was subject to annual performance goals or tied to the value of our common stock.

Fiscal 2012 Total Direct Compensation

The following table summarizes total direct compensation paid to our named executive officers in fiscal 2012:

	Base Salary		MIP Award		LTI Award
Name and Principal Position	2012 Base Salary	Percent Change[1]	2012 MIP Award Target	2012 MIP Award Payout	2012 LTI Award Target Value	Percent Change[1]
Kieran T. Gallahue	$1,150,000	—	$1,437,500	$1,282,969	$7,500,000	—
Chairman and CEO
James F. Hinrichs	$530,450	3%	$424,360	$360,706	$2,387,025	3%
Chief Financial Officer
Thomas J. Leonard	$456,500	10%	$365,200	$372,504	$1,141,250	22%
President, Medical Systems
Vivek Jain	$478,950	3%	$383,160	$260,549	$1,197,375	14%
President, Procedural Solutions
Joan Stafslien	$458,350	3%	$320,845	$272,718	$1,031,288	3%
EVP, General Counsel, Chief Compliance Officer and Secretary

[1]	Reflects percent change relative to fiscal 2011.

As set forth in the table above, Mr. Gallahue’s base salary and LTI award target value remained unchanged for fiscal 2012. Each of Mr. Hinrichs and Ms. Stafslien received a 3% increase in base salary and LTI award target value based on a review of market data and considering their performance during fiscal 2011. The increases set forth above for Mr. Leonard took into account market data for his new role as President, Medical Systems, which he assumed in August 2011, and were also intended to create greater alignment between the compensation for Mr. Leonard and Mr. Jain. For both of Messrs. Leonard and Jain, the amounts set forth above reflect a common LTI award target value (250% of base salary) and a common MIP award target (80% of base salary).

Annual cash incentive awards under the MIP are performance-based, with payouts subject to the attainment of Company-wide and individual performance goals. For fiscal 2012, we established Company-wide financial performance goals for fiscal 2012 related to revenue growth and operating margin. Despite delivering strong financial performance during the year and making significant progress against our long-term strategic plan, our performance relative to the pre-established targets for revenue growth and operating margin was below target, and the 2012 MIP award payouts to our named executive officers set forth above reflect a funding level below target, with the exception of Mr. Leonard. Mr. Leonard received a MIP payout above his 2012 MIP award target based on individual performance and the performance of the Medical Systems business during the year.

Consideration of 2011 Advisory Vote on Executive Compensation.    At our November 2, 2011 annual meeting of stockholders, our stockholders voted in support of our “say-on-pay” proposal related to our fiscal 2011 executive compensation, with approximately 87% of votes cast in favor of the proposal. Given this result and after careful consideration, the Compensation Committee determined to retain the core design of our executive compensation program for fiscal 2012. However, the Compensation Committee continued to refine our executive compensation program to better align compensation with our overall business goals and stockholder interests, including the following actions that will apply to our fiscal 2013 executive compensation program:

•

Revised Comparator Group for Compensation Benchmarking.    For fiscal 2013 compensation planning, our Compensation Committee considered that as a result of recent mergers, acquisitions and divestiture transactions — by the Company and by other companies in the healthcare sector — some of the Company’s financial metrics relative to potential peer group companies have changed. Following review and analysis by our independent compensation consultant, we made adjustments to the comparator group so that the relative revenues, earnings and market capitalizations of companies in the comparator group are more closely aligned with CareFusion.

•

“Double-Trigger” Equity Award Agreements.    Historically, our standard forms of agreements for LTI awards contained a “single-trigger” vesting provision, meaning they will vest in full upon a change in control of the Company. In June 2012, the Compensation Committee approved new forms of LTI agreements for equity grants to eligible employees, including our named executive officers, that replace the existing single-trigger vesting provision with “double-trigger” vesting. Under these new agreements, vesting of the awards (and exercisability in the case of stock options) will be accelerated only if the recipient’s employment is terminated by the Company other than for “cause” or by the recipient for “good reason,” in either case within two years following a change of control of the Company.

•

Amendment of Executive Severance Guidelines.    In June 2012, the Compensation Committee approved the amendment and restatement of our Executive Severance Guidelines, which are guidelines to be considered in providing severance payments and benefits to certain executive-level employees in the event of a termination of employment by the Company without “cause” or by the executive for “good reason.” The amendment and restatement of the Executive Severance Guidelines was intended to reduce the number of executives subject to the guidelines and reduce the amount of severance payable under the guidelines.

•

Amendment of Executive Change in Control Severance Plan.    In June 2012, the Compensation Committee also approved the amendment and restatement of our Executive Change in Control Severance Plan, which provides for benefits to our named executive officers in connection with a change in control of the Company. The amendment and restatement of the Executive Change in Control Severance Plan was intended to reduce the number of executives subject to the plan, provide additional clarity around various provisions, and reduce the amount of severance payable under the plan.

Commitment to Good Compensation Governance Practices.    In designing our executive compensation program, we have implemented programs and policies to create alignment with our stockholders and that support our commitment to good compensation governance as follows:

•	Annual Advisory Vote to Approve Compensation of our Named Executive Officers. We provide our stockholders with the ability to vote annually on the compensation of our named executive officers.
•	Clawback Policy. We have the authority to require repayment of certain annual cash incentives, or subject outstanding equity incentive awards to forfeiture, in instances of executive misconduct.
•	No Tax Gross-Ups. Tax gross-ups are not provided to our executive officers for personal expenses or in the event of a change in control.
•

Independent Compensation Consultant.    The Compensation Committee has engaged Frederic W. Cook & Co. as its independent compensation consultant. Frederic W. Cook & Co. provides services only to the Compensation Committee and provided no other services to the Company during fiscal 2012.

•

Stock Ownership Guidelines.    We have established stock ownership guidelines to further align our executive officers’ interests with those of our stockholders. The guidelines require our named executive officers to acquire and hold a meaningful ownership interest in our Company.

•

Compensation Risk Assessment.    The Compensation Committee oversees and evaluates an annual risk assessment of the Company’s compensation programs. Based on the fiscal 2012 risk assessment, it was concluded that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

•

Prohibitions on Hedging, Pledging and Margin Activities.    Our insider trading policy prohibits hedging transactions by Company employees. Under the policy, all short-term, speculative or hedging transactions in CareFusion securities are prohibited by all employees. In addition, the policy was recently amended to specifically prohibit the use of CareFusion securities for pledging and margin activities.

The Compensation Committee believes that the programs and policies described above clearly demonstrate the Company’s commitment to, and consistent execution of, an effective performance-oriented executive compensation program.

Introduction

In accordance with SEC rules and regulations, our named executive officers for fiscal 2012 include our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers serving as executive officers on June 30, 2012. They were:

•	Kieran T. Gallahue, Chairman and Chief Executive Officer
•	James F. Hinrichs, Chief Financial Officer
•	Thomas J. Leonard, President, Medical Systems
•	Vivek Jain, President, Procedural Solutions
•	Joan B. Stafslien, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary

For a complete list of our current executive officers, see Part III, Item 10 of this Annual Report on Form 10-K under “Executive Officers.”

Compensation Philosophy

We believe that our named executive officers play a critical role in creating long-term value for our stockholders. The primary objective of our executive compensation program is to align compensation with our overall business goals, core values and stockholder interests. Our compensation objective is to provide a competitive pay package that motivates achievement of above-market performance with a long-term view in creating stockholder value. To this end, our executive compensation philosophy reflects:

•	a pay-for-performance model that delivers pay based on overall Company, business and individual performance;
•	an emphasis on long-term equity-based incentive awards that link a meaningful portion of executive compensation to the value of our common stock; and
•	benchmarking of our pay levels and compensation practices against a comparator group that is reasonable and appropriate for our Company.

Because we believe strongly in pay-for-performance, a substantial portion of our executive compensation program is comprised of performance-based compensation, including annual cash incentives and long-term equity-based incentives. We also believe in the importance of aligning executives’ interests with the interests of our stockholders, and accordingly we established stock ownership guidelines that require our executive officers to acquire and hold a meaningful ownership interest in our Company, as discussed below under the heading “Policies, Guidelines and Practices Related to Executive Compensation—Stock Ownership Guidelines.”

For fiscal 2012, our executive compensation program included the following elements:

•	base salary;
•	annual cash incentive awards; and
•	long-term equity-based incentive awards, comprised of stock options, RSUs and PSUs.

In addition to these elements of our executive compensation program, which together we refer to as “total direct compensation,” our named executive officers are eligible for limited benefits and perquisites, as discussed below under “Compensation Determinations — Other Benefits and Perquisites.” Our named executive officers are also eligible to participate in employee benefit programs generally offered to our other U.S. employees. The Compensation Committee believes that, by allocating compensation among these elements, our overall executive compensation program appropriately balances compensation-related risk and the desire to focus our named executive officers on specific short-term and long-term goals important to our overall success.

Role of the Compensation Committee and Management

The Compensation Committee oversees our executive compensation policies and determines the amounts and elements of compensation for our executive officers. Compensation determinations for our named executive officers other than our Chief Executive Officer are made by the Compensation Committee with input provided by the Chief Executive Officer, which the Compensation Committee considers with the assistance of its independent compensation consultant (see below under “Role of the Compensation Consultant”). With respect to compensation for our Chief Executive Officer, the Compensation Committee makes recommendations to the Board for approval. Members of management may also provide input, make recommendations and provide ongoing assistance to the Compensation Committee with respect to the design, operation, objectives and values of the various elements of our compensation program in order to provide appropriate performance and retention incentives for our named executive officers.

In addition, the Compensation Committee acts as the administrator of our equity and non-equity incentive plans covering executive officers and other employees. As it relates to employees who are not executive officers, the Compensation Committee may delegate its authority for administration of the plans to executive officers and other key employees.

The Compensation Committee also oversees an annual risk assessment of the Company’s compensation programs to determine whether such programs are reasonably likely to have a material adverse effect on the Company. During fiscal 2012, management conducted its annual risk assessment, which was supplemented with a review by the independent compensation consultant (see below under “Role of the Compensation Consultant”). Based on the Company’s analysis and the report prepared by the compensation consultant, the Compensation Committee concluded that the Company’s compensation programs were appropriately balanced to mitigate compensation-related risk with cash and stock elements, financial and non-financial goals, formal goals and discretion, and short-term and long-term rewards. The Company also has policies to mitigate compensation-related risk, including stock ownership guidelines, clawback provisions and prohibitions on employee hedging activities. Furthermore, the Compensation Committee believes that the Company’s policies on ethics and compliance along with its internal controls also mitigate against unnecessary or excessive risk taking.

Role of the Compensation Consultant

The Compensation Committee uses a compensation consultant primarily to provide input on compensation trends and developments and to assist with executive compensation benchmarking. The compensation consultant also provides a valuable outside perspective on executive compensation practices.

In establishing executive compensation for fiscal 2012, the Compensation Committee engaged Frederic W. Cook & Co. to serve as its independent compensation consultant. During fiscal 2012, Frederic W. Cook & Co.

advised our Compensation Committee on executive compensation matters, including the selection of a comparator group for compensation benchmarking, competitive market analysis for executive compensation and plan design for our annual and long-term incentive programs. Frederic W. Cook & Co. also provided regular updates on compensation trends and developments and regulatory matters, and conducted a risk assessment of our executive compensation programs. As previously mentioned, Frederic W. Cook & Co. was engaged directly by the Compensation Committee and does not provide any other unrelated products or services to the Company.

Comparator Group and Benchmarking

For fiscal 2012, the Compensation Committee, with the assistance of Frederic W. Cook & Co., selected the following 18 companies to use as a comparator group to benchmark and set compensation for our named executive officers:

Allergan, Inc.	Cephalon, Inc.	Quest Diagnostics Inc.
Bard (C.R.) Inc.	Covidien Ltd.	St. Jude Medical Inc.
Beckman Coulter, Inc.	Edwards Lifesciences Corp.	STERIS Corp.
Becton, Dickinson and Co.	Hospira, Inc.	Stryker Corp.
Biogen Idec, Inc.	Life Technologies Corp.	Varian Medical Systems Inc.
Boston Scientific Corp.	Mylan Inc.	Zimmer Holdings, Inc.

On an annual basis, the Compensation Committee reviews the comparator group using objective criteria for selecting peers that include companies in the healthcare industry that focus primarily on medical technology and devices with revenues, earnings, and market capitalizations that are generally aligned with CareFusion. Based on its review of the fiscal 2011 comparator group, the Compensation Committee determined that it was appropriate to maintain the same comparator group for fiscal 2012 compensation benchmarking. In determining to maintain the existing comparator group, the Compensation Committee considered the benefit of maintaining consistency for comparability of competitive analysis.

Compensation determinations for our executive officers were based on the executive compensation study conducted by Frederic W. Cook & Co., which included an analysis of executive compensation data for companies in the comparator group. For named executive officers, Frederic W. Cook & Co. utilized market data compiled from proxy statements by companies in the comparator group. Frederic W. Cook & Co.’s analysis included a review of each element of compensation, as well as the total direct compensation for each of our executive officers. Using this analysis, we established a goal to provide total direct compensation to our named executive officers for fiscal 2012 competitive with the comparator group, as discussed below under “Compensation Determinations.”

In connection with the fiscal 2011 “say-on-pay” proposal for the compensation of our named executive officers at our November 2, 2011, annual meeting of stockholders, a proxy advisory firm identified a concern with the Company’s comparator group for fiscal 2011. As we had already taken steps to implement our compensation program for fiscal 2012 based on the existing comparator group, the Compensation Committee considered this feedback when establishing the comparator group for fiscal 2013 compensation benchmarking. In particular, the Compensation Committee considered that as a result of recent mergers, acquisitions and divestiture transactions — by the Company and by other companies in the healthcare sector — some of the Company’s financial metrics relative to other potential peer group companies had changed. Following review and analysis by Frederic W. Cook & Co., the Compensation Committee determined it was appropriate to make adjustments to the comparator group for fiscal 2013 compensation planning so that the revenues, earnings, and market capitalizations of companies in the comparator group are more closely aligned with CareFusion. The

Compensation Committee selected 21 peer companies for the fiscal 2013 comparator group, which reflects 15 continuing peer companies from the fiscal 2012 comparator group, three deletions and six additions, as follows:

Continuing Peer Companies		Deleted Peer Companies	New Peer Companies
Allergan, Inc.	Life Technologies Corp.	Beckman Coulter, Inc.	Alere Inc.
Bard (C.R.) Inc.	Mylan Inc.	Cephalon, Inc.	Covance Inc.
Becton, Dickinson and Co.	St. Jude Medical Inc.	Quest Diagnostics Inc.	Dentsply International Inc.
Biogen Idec, Inc.	STERIS Corp.		Hologic, Inc.
Boston Scientific Corp.	Stryker Corp.		PerkinElmer, Inc.
Covidien Ltd.	Varian Medical Systems Inc.		ResMed Inc.
Edwards Lifesciences Corp.	Zimmer Holdings, Inc.
Hospira, Inc.

Compensation Determinations

Our Compensation Committee made compensation determinations for our named executive officers for fiscal 2012 based on the analysis of pay levels compared to the comparator group, as discussed above. In making these determinations, we established compensation targets for our named executive officers based on the comparator group, as follows:

•	Base salaries were generally targeted at the 50th percentile;
•	Annual cash incentive awards were generally targeted at the 65th percentile; and
•	Long-term equity-based incentive awards were generally targeted within a range of the 50th to 65th percentile.

A substantial portion of the compensation for our named executive officers is comprised of at-risk performance-based compensation, including annual cash incentives and long-term equity-based incentives. Furthermore, we do not provide any material retirement benefits, such as defined-benefit pensions, and instead rely on LTI awards, our 401(k) Savings Plan and our Deferred Compensation Plan to provide a competitive package for wealth accumulation and retirement and to motivate and retain our named executive officers.

Certain compensation decisions are formula-driven, while others require more judgment and discretion. For instance, the Compensation Committee considers market data and individual performance in determining a named executive’s base salary. For fiscal 2012, target annual cash incentives and LTI awards were established based on a multiple of base salary and were set using competitive market data. The Compensation Committee uses quantitative and qualitative metrics and exercises some judgment in determining achievement of the overall Company performance goals, as well as when assessing the individual performance of a named executive officer. In making compensation determinations, the Compensation Committee must also consider the terms of employment agreements or other arrangements with our named executive officers. As discussed below under the heading “Agreements Regarding Executive Compensation,” we are a party to employment agreements and offer letters with certain of our named executive officers that set forth compensation and other benefits.

Base Salary.    In determining base salaries for our named executive officers, the Compensation Committee considered the market data, generally targeting the 50th percentile of the comparator group. The Compensation Committee also took into account individual performance, experience and skills, as well as the terms of employment agreements and offer letters with our named executive officers.

The following table sets forth the determinations of our Compensation Committee in August 2011 with respect to base salary rates for our named executive officers for fiscal 2012:

Name	Position	Fiscal 2011 Base Salary Rate[1]	Fiscal 2012 Base Salary Rate[1]	Percent Change
Kieran T. Gallahue	Chairman and CEO	$1,150,000	$1,150,000	0%
James F. Hinrichs	Chief Financial Officer	$515,000	$530,450	3%
Thomas J. Leonard	President, Medical Systems	$415,000	$456,500	10%
Vivek Jain	President, Procedural Solutions	$465,000	$478,950	3%
Joan B. Stafslien	EVP, General Counsel, Chief Compliance Officer and Secretary	$445,000	$458,350	3%

[1]

Fiscal 2011 base salary rate reflects annual salary rate in effect at the end of fiscal 2011. Actual salary paid for fiscal 2011 and fiscal 2012 may differ from the salary rates reflected above based on the number of days of service by the named executive officer during the fiscal year, as well as the timing of any salary increase during the fiscal year.

As set forth in the table above, Mr. Gallahue’s base salary remained unchanged for fiscal 2012. Our Compensation Committee approved a 3% increase to the annual base salaries of Messrs. Hinrichs and Jain and Ms. Stafslien, which it believed was appropriate based on a review of market data and considering their performance during fiscal 2011. In approving the 10% increase to the annual base salary of Mr. Leonard, our Compensation Committee considered market data for Mr. Leonard in his new role as President, Medical Systems, which he assumed in August 2011, as well as his performance as President, Dispensing Technologies, during fiscal 2011. In this new role, Mr. Leonard, assumed responsibility for the entire Medical Systems segment, which includes our Dispensing Technologies, Infusion Systems and Respiratory Technologies businesses. Based on a review of market data, Mr. Leonard’s compensation in this new role was below the 50th percentile of the comparator group. In addition, the Compensation Committee recognized Mr. Leonard’s successful leadership of the Dispensing Technologies business, which delivered strong financial results in fiscal 2011 and took important steps in furtherance of the Company’s long-term strategic growth plan.

Annual Cash Incentive Awards.    The CareFusion Corporation Management Incentive Plan (the “MIP”) provides for annual cash incentive awards to eligible employees, including our named executive officers. Effective July 1, 2010, we amended and restated the MIP, which was approved by our stockholders in November 2010. MIP awards are performance-based, and payouts for fiscal 2012 were subject to the attainment of Company-wide and individual performance goals. The Compensation Committee established a MIP target award value for each of our named executive officers for fiscal 2012 based on competitive market data for similar positions. Target awards are expressed as a percentage of base salary. In establishing the MIP target award value, the Compensation Committee targeted the 65th percentile of short-term cash incentive targets of the comparator group, which reflected the anticipated difficulty of achieving the performance goals. For fiscal 2012, MIP target awards represented a significant portion of total cash compensation for our named executive officers.

Fiscal 2012 Total Cash Compensation

The following table sets forth the determinations of our Compensation Committee in August 2011 with respect to MIP targets for fiscal 2012, as well as the actual amount of the cash incentive awards received by our named executive officers upon payout of the fiscal 2012 MIP in September 2012:

Name	Position	Fiscal 2012 MIP Target		Fiscal 2012 MIP
		Percentage of Base Salary Rate	Award Value	Award Payout
Kieran T. Gallahue	Chairman and CEO	125%	$1,437,500	$1,282,969
James F. Hinrichs	Chief Financial Officer	80%	$424,360	$360,706
Thomas J. Leonard	President, Medical Systems	80%	$365,200	$372,504
Vivek Jain	President, Procedural Solutions	80%	$383,160	$260,549
Joan B. Stafslien	EVP, General Counsel, Chief Compliance Officer and Secretary	70%	$320,845	$272,718

For fiscal 2012, our named executive officers were eligible to receive a cash award of 0%-200% of their respective MIP target awards based on the achievement of Company-wide financial performance goals. In addition, the Compensation Committee may assign an individual performance factor of 0%-150% related to the individual performance of the officer, which can result in an increase or decrease in actual MIP payment, provided that no MIP payment shall exceed 200% of an executive officer’s MIP target. In setting Company-wide MIP performance goals, the Compensation Committee determined to utilize new financial performance criteria for fiscal 2012. For fiscal 2011, the Compensation Committee selected financial metrics related to earnings before interest and taxes (“EBIT”) and cash flow from operations as performance criteria under the MIP. For fiscal 2012, the Compensation Committee selected financial metrics related to revenue growth and operating margin. Given the Company’s strategic focus on these metrics, and their importance to investors, the Compensation Committee determined to use them to create greater alignment with management performance goals under the MIP.

The Compensation Committee approved a MIP funding matrix for fiscal 2012, which established different funding levels based on performance against pre-established targets for “Revenue Growth of Continuing Operations” and “Adjusted Operating Margin,” calculated as follows:

•

“Revenue Growth of Continuing Operations,” calculated by subtracting 1.00 from the quotient of our revenue from continuing operations for fiscal 2012, divided by our revenue from continuing operations for fiscal 2011; and

•	“Adjusted Operating Margin,” calculated by dividing our adjusted operating earnings for fiscal 2012 by revenue for fiscal 2012.

In calculating Revenue Growth of Continuing Operations, we exclude from revenue in fiscal 2012 any revenue associated with acquisitions and divestitures completed during fiscal 2012, and we exclude from revenue in fiscal 2011 any revenue associated with divestitures in fiscal 2012 that do not qualify for discontinued operations treatment. In calculating Adjusted Operating Margin, we use adjusted operating earnings, which exclude certain one-time items such as restructuring charges; impairments; gains and losses on the sale of assets; merger, acquisition and divestiture charges; and other one-time charges as approved by management and the Board. In both calculations, we also exclude the impact of foreign currency exchange rate fluctuations. We exclude these items from the calculations in order to better measure core growth in revenue and operating margin and to facilitate comparisons to the prior year period. By excluding certain one-time items from the calculations, the Compensation Committee sought to reward management for achieving the annual MIP goals, while at the same time focusing on actions that drive long-term stockholder value.

The following table shows the Company-wide MIP performance goals at minimum, target and maximum performance levels for fiscal 2012:

Performance Metric	Minimum Performance	Target Performance	Maximum Performance
Revenue Growth of Continuing Operations	1.5%	4.5%	7.5%
Adjusted Operating Margin	16.0%	18.3%	20.4%

Revenue Growth of Continuing Operations and Adjusted Operating Margin are equally weighted and evaluated within a payout matrix, which provides for no payout unless minimum performance is achieved for both metrics, a target payout if target performance is achieved for both metrics, maximum payout only if maximum performance is achieved for both metrics, and payouts determined on an interpolated basis for performance between minimum and maximum.

In July 2012, the Compensation Committee reviewed our financial performance for fiscal 2012 and determined Revenue Growth of Continuing Operations to be 2.5% and Adjusted Operating Margin to be 17.5% for purposes of the fiscal 2012 MIP calculation. While these amounts met the minimum MIP performance goals, they fell short of the amounts established for MIP payout at target. In establishing MIP funding for fiscal 2012, the Compensation Committee reviewed the results of the MIP calculation and considered additional factors in light of the Company’s strong overall business and financial performance during fiscal 2012, as well as the Company’s progress on important long-term initiatives during the year that had a negative impact on the MIP calculation. Among other things, the Compensation Committee considered the following:

•

the financial performance of the Company’s Rowa business, which was acquired in August 2011; the Company’s success in integrating Rowa into the Dispensing Technologies business drove revenue growth and generated operating earnings ahead of the acquisition model, which was not captured by the MIP funding calculation.

•

the costs absorbed by the Company associated with divesting non-core businesses, including the divestiture of the Nicolet neurodiagnostics business; these “stranded costs” associated with divestitures negatively impacted the MIP funding calculation.

•

the important investments by the Company in manufacturing and other process improvements, including expenditures related to the Company’s quality systems and product quality, which negatively impacted the MIP funding calculation.

The Compensation Committee believed that these activities furthered the Company’s strategy and were in the long-term interests of the Company’s stockholders. The Compensation Committee considered these items, as well as the Company’s overall financial performance during fiscal 2012, in which the Company significantly grew operating income, adjusted earnings per share from continuing operations and operating cash flow. The Compensation Committee also acknowledged the Company’s progress in building a foundation for long-term growth, including efforts to reduce the complexity of our infrastructure, reduce administrative expenses and make additional investments in research and development initiatives. After considering the Company’s performance against the pre-established MIP targets, and the additional factors summarized above, the Compensation Committee approved MIP funding at 85% of target.

For both Mr. Hinrichs and Ms. Stafslien, the fiscal 2012 MIP award payouts set forth above reflect a MIP payout at 85% of target, consistent with the overall MIP funding. Messrs. Gallahue and Leonard each received a MIP payout above 85% of target for fiscal 2012, based on the application of the individual performance factor discussed above. The Compensation Committee recognized the contributions of Mr. Gallahue to the Company in his first full year as Chief Executive Officer, including his leadership in developing the Company’s long-term strategic growth plan, and driving reduced complexity of our infrastructure and increased investments in research and development initiatives. With respect to Mr. Leonard, the Compensation Committee recognized Mr. Leonard’s performance in his new role as President, Medical Systems, and that the performance of the Medical Systems segment in fiscal 2012 was a significant driver of the Company’s strong financial results for the year. In addition, the Medical Systems segment executed on key growth and expansion initiatives, including the successful acquisition and integration of companies like Rowa and PHACTS. For Mr. Jain, the Compensation Committee approved a MIP payout below 85% of target. In making this determination, the Compensation Committee acknowledged that the Procedural Solutions segment performed below expectations for fiscal 2012.

As discussed in the explanatory note to this Annual Report on Form 10-K, we delayed the filing of this Form 10-K in connection with a review of our accounting for sales–type leases associated with our medication and supply dispensing products. We concluded that a modification was necessary in order to properly apply lease accounting principles to our sales–type leases. This modification resulted in a change in the manner in which we estimate the fair value of leased assets in accounting for our sales–type leases, which impacts how we record revenue associated with our sales–type leases. As a result, we revised our historical financial information included in this Form 10-K, as well as our preliminary financial results for fiscal 2012. In January 2013, the Compensation Committee assessed the cumulative impact of the modification to the Company’s method of accounting for sales-type leases and the subsequent events described in this Form 10-K on the MIP calculations for fiscal years 2010 through 2012 and determined that the cumulative impact would not have been material. After considering the impact, as well as the facts and circumstances regarding the modification and the delay in the filing of the Annual Report on Form 10-K, the Compensation Committee reaffirmed its previously approved MIP funding and MIP award payouts to our named executive officers for fiscal 2012.

MIP award payouts to our named executive officers are designed to be performance-based compensation, and therefore to be fully tax deductible under the Tax Code. For fiscal 2012, our Compensation Committee established an overall Company performance criterion of $313 million of EBIT, which had to be satisfied before any payout could be made to our named executive officers under the MIP. For fiscal 2012, the Compensation Committee established a MIP framework whereby, if this performance criterion was met, each of our named executive officers could be awarded a MIP bonus up to 200% of his or her MIP target, subject to the Compensation Committee’s negative discretion to award incentive payments in lesser amounts. For fiscal 2012, the Company generated EBIT in excess of the threshold, which allowed the Compensation Committee to approve the MIP payouts discussed above. The Compensation Committee exercised its discretion to approve MIP payouts less than 200% based on Company performance relative to the MIP funding matrix and the additional considerations discussed above.

Long-Term Equity-Based Incentive Awards.    Prior to the spinoff, Cardinal Health approved the CareFusion Corporation 2009 Long-Term Incentive Plan (the “LTIP”), which was then approved by our stockholders in November 2010. The LTIP provides for the grant of stock options, restricted stock, RSUs, performance cash, PSUs and other equity-based awards. We intend to grant long-term equity-based incentive awards under the LTIP to our eligible employees on an annual basis in connection with our compensation planning process each August. On August 15, 2011, we granted eligible employees, including our named executive officers, equity-based awards under the LTIP as part of our fiscal 2012 annual LTI award.

In connection with the fiscal 2012 annual LTI award, we established target award values for each of our named executive officers using competitive market data for similar positions based on the comparator group. We targeted LTI award values within a range of the 50th to 65th percentile of the comparator group, primarily to reflect differences in individual performance, pay history, experience in role and internal equitability. We believe that this is consistent with a business emphasizing long-term growth and innovation. To accomplish the compensation objectives discussed above, we granted our named executive officers a combination of stock options, RSUs and PSUs during fiscal 2012.

Stock Options.    Stock options are intended to align executives with the interests of stockholders in increasing sustainable, long-term stockholder value. We view stock options as an element of performance-based compensation because a stock option provides no realizable value upon grant. These instruments only deliver value to a recipient if the price of our common stock increases above the price at the time of grant and vesting requirements have been met. Our stock options are granted with an exercise price equal to the closing market price for our common stock on the date of grant and provide no cash benefit if the option is not exercised when the price of the stock exceeds the grant price during the option’s term. Our stock options typically vest over a period of three years, with 33 1/3% of the shares subject to the award vesting on each of the first three anniversaries of the grant date.

RSUs.    We grant our executives RSUs primarily to ensure that our executives maintain an ownership stake in the Company. By providing an ownership stake in the Company, RSUs align executives’ financial interests with stockholders’ interests. We believe RSUs also aid in retention and provide value to our executives, given that we do not provide pensions. Our RSUs typically vest over a period of three years, with 33 1/3% of the shares subject to the award vesting on each of the first three anniversaries of the grant date.

PSUs.    PSUs are intended to reward our executives for the achievement of specified multi-year performance goals. As performance-based compensation, PSUs will only vest if the performance goals are achieved during the specified performance period. In fiscal 2012, we granted PSUs to our executive officers with performance goals based on the achievement of the compounded annual growth rate (“CAGR”) of the Company’s fully diluted, adjusted earnings per share over the three year performance period beginning July 1, 2011 and ending June 30, 2014. The payout amount for these PSUs will vary between 0%—200% of a target number of shares of common stock based on performance relative to the CAGR target established for the performance period. If the performance target is achieved, these awards will “cliff-vest” on the third anniversary of the grant date. If the Company does not meet the minimum performance target, then the PSUs will not vest and no shares will be delivered to the executive officer. As a general matter, achievement of targeted performance goals is difficult, requiring significant and sustained effort on the part of our executives. Achievement of the targeted performance goals for our PSUs requires superior performance relative to underlying market growth rates, although, as a general matter, we anticipate the minimum targets to be more readily achievable.

Fiscal 2012 annual LTI awards for our named executive officers were comprised of stock options, PSUs and RSUs allocated 50%, 25% and 25%, respectively, of the total LTI target award values. The following table sets forth the determinations of our Compensation Committee in August 2011 with respect to the fiscal 2012 annual LTI awards for our named executive officers:

Name	Position	Total LTI Target Award Value ($)	Stock Options[1] (# shares)	RSUs[1] (# shares)	PSUs[1,2] (# shares)
Kieran T. Gallahue	Chairman and CEO	$7,500,000	503,306	73,357	73,357
James F. Hinrichs	Chief Financial Officer	$2,387,025	160,187	23,347	23,347
Thomas J. Leonard	President, Medical Systems	$1,141,250	76,586	11,162	11,162
Vivek Jain	President, Procedural Solutions	$1,197,375	80,353	11,711	11,711
Joan B. Stafslien	EVP, General Counsel, Chief Compliance Officer and Secretary	$1,031,288	69,207	10,087	10,087

[1]

The fiscal 2012 annual LTI award was granted on August 15, 2011 pursuant to the LTIP. Stock options and RSUs vest over a period of three years, with 33 1/3% of the shares subject to the award vesting on each of the first three anniversaries of the grant date. Stock options granted as part of the fiscal 2012 annual LTI award have an exercise price of $25.56, the closing price of our common stock on the NYSE on the date of grant, and have a term of seven years. The 2012 annual LTI award amounts are based on the total award value, allocated to stock options, RSUs and PSUs, as discussed above. The share amounts for stock options were determined by dividing the award value allocated to stock options by the grant date fair value associated with an option to purchase our common stock using a Black-Scholes-Merton valuation model. The share amounts for RSUs and PSUs were determined by dividing the award values allocated to RSUs and PSUs by $25.56, the closing price of our common stock on the NYSE on the date of grant.

[2]

Reflects target number of shares subject to PSUs, assuming all performance goals and other requirements are met. As discussed above, the PSUs will be earned from 0%—200% of target based on the achievement of performance goals related to the Company’s ability to grow its earnings per share, with payment in shares following the conclusion of the three-year performance period.

The RSUs granted to our named executive officers are designed to be performance-based compensation under the Tax Code and to be fully tax deductible. For the RSUs granted to our named executive officers as part of the fiscal 2012 annual LTI award, our Compensation Committee established a performance condition of $313 million of EBIT, which had to be satisfied before the RSUs would vest. For fiscal 2012, the Company generated EBIT in excess of the threshold. Since the performance condition has been satisfied, the RSUs will vest as to 33 1/3% of the shares subject to the award on each of the first three anniversaries of the grant date.

Other Benefits and Perquisites.    Our named executive officers are eligible to participate in employee benefit programs generally offered to our other employees. In addition, we provide certain other perquisites to our named executive officers that are not generally available to other U.S. employees, as described below. These perquisites are reported in the “Summary Compensation Table” included in the Executive Compensation section of this Annual Report on Form 10-K.

Company Aircraft.    The Company utilizes corporate-owned aircraft for business purposes to help increase the productivity of its global business operations, while also providing transportation flexibility and security. The Compensation Committee has approved an aircraft utilization policy that sets forth the guidelines and procedures for use of the aircraft by Company executives and members of the Board. While personal use of the corporate-owned aircraft is permitted, it is generally limited. During fiscal 2012, Mr. Gallahue was the only named executive officer to utilize the aircraft for personal travel, and the “Summary Compensation Table” included in the Executive Compensation section of this Annual Report on Form 10-K reflects $3,702 related to such personal use.

Relocation Program.    We maintain a relocation program that provides relocation benefits to our employees, including executive officers, who are relocated for business reasons. Under this program, we provide relocation assistance, which may include reimbursement for commuting expenses, temporary living expenses, home sale expenses, household goods moving and storage, and cost of living adjustments. In anticipation of the spinoff, Cardinal Health agreed to provide several of our executive officers with relocation benefits under the Cardinal Health relocation policy when they left existing positions with Cardinal Health to join CareFusion. We assumed obligations under this policy in connection with the spinoff, which included obligations to Messrs. Hinrichs, Jain and Leonard. During fiscal 2012, we paid Messrs. Jain and Hinrichs $20,769 and $2,378, respectively, related to these relocation benefits. For more detailed information regarding the relocation benefits provided to our named executive officers, see the “Summary Compensation Table” included in the Executive Compensation section of this Annual Report on Form 10-K.

Deferred Compensation Plan.    We maintain a non-qualified Deferred Compensation Plan to allow executives to accumulate wealth on a tax-deferred basis and to be competitive in recruiting and retaining executive talent. We do not provide for wealth accumulation for retirement through defined benefit pensions or supplemental executive retirement plans. For Cardinal Health employees who became our employees following the spinoff, including our named executive officers, we assumed the obligations for benefits accrued while Cardinal Health employees under the Cardinal Health Deferred Compensation Plan. Our Deferred Compensation Plan permits certain management employees to defer payment and taxation of a portion of salary and bonus and receive an investment return on the deferred amount based on several investment alternatives. In addition, we typically make additional matching and fixed contributions to the deferred balances of employees, including our named executive officers, subject to limits discussed below under the heading “Executive Compensation —Nonqualified Deferred Compensation in Fiscal 2012.” Contributions made by CareFusion with respect to our named executive officers are set forth in the “Summary Compensation Table” included in the Executive Compensation section of this Annual Report on Form 10-K.

All other perquisites that we provide to our named executive officers are minimal. During fiscal 2012, Messrs. Gallahue, Leonard and Jain and their spouses participated in our annual sales incentive award trip for high-performing members of our sales team at Company expense. Participation by Messrs. Gallahue, Leonard and Jain was part of their management responsibility and was intended to enhance the overall value and meaningfulness of the sales award trip for our top sales performers. During fiscal 2011, we also paid the legal fees associated with the employment agreement with Mr. Gallahue. Our named executive officers are also eligible for reimbursement for executive physical examinations, and they participate in programs generally offered to our other employees, including medical insurance, dental insurance, life insurance and long-term disability insurance and our 401(k) Savings Plan. For more detailed information regarding benefits and perquisites provided to our named executive officers, see the “Summary Compensation Table” included in the Executive Compensation section of this Annual Report on Form 10-K.

Agreements Regarding Executive Compensation

The Compensation Committee reviews and approves, or makes recommendations to the Board to approve, any employment agreements or offer letters with our named executive officers relating to compensation or separation payments. During fiscal 2011, we entered into an employment agreement with Mr. Gallahue when we hired him to become our Chairman and Chief Executive Officer, and we entered into an offer letter with Mr. Hinrichs in connection with his promotion to the position of Chief Financial Officer. We are also a party to offer letters that were previously entered into with our other named executive officers. These employment agreements and offer letters establish baseline compensation and benefits levels, which we believe has helped us to attract, retain and motivate our named executive officers, particularly in the context of the spinoff.

Kieran T. Gallahue.    On January 29, 2011, we entered into an employment agreement with Mr. Gallahue with respect to his employment as our Chairman and Chief Executive Officer. The agreement provides for an initial term of three years and will automatically renew thereafter for consecutive one-year terms unless earlier terminated by either party upon 180 days’ advance notice. The agreement provides that, during the term of the agreement, Mr. Gallahue will receive an annual base salary of not less than $1,150,000 and be eligible for a target annual bonus under the MIP of not less than 120% of his annual base salary payable based on performance objectives to be determined by the Compensation Committee. We also paid Mr. Gallahue a cash sign-on bonus of $650,000, which he was required to repay if he had voluntarily terminated his employment for certain reasons prior to January 29, 2012. The agreement also provides that Mr. Gallahue will be eligible to participate in the Company’s employee benefits programs, which include retirement savings, nonqualified deferred compensation, health and welfare, and perquisite programs, and will be given paid vacation, in accordance with plans and policies in effect for other senior executives. We also agreed to reimburse Mr. Gallahue for legal fees and expenses up to $45,000 in connection with his diligence of the Company and the negotiation and execution of the agreement.

Pursuant to the agreement, Mr. Gallahue was granted a sign-on equity award on February 15, 2011 comprised of PSUs based on a grant value of $7.2 million. These PSUs will vest on the third anniversary of the grant date, subject to the Company’s achievement of certain stock price targets after the first year, but prior to the third year from the date of grant and which are maintained for the requisite number of trading days. For additional details regarding these PSUs, see footnote 5 to the table of “Outstanding Equity Awards at Fiscal-Year-End for Fiscal 2012” included in the Executive Compensation section of this Annual Report on Form 10-K. In addition, to compensate Mr. Gallahue for the forfeiture of the value of equity grants from his previous employer, the agreement provided for the grant of buy-out equity awards comprised of stock options with a value of $5.66 million and RSUs with a value of $10.58 million. The buy-out equity award included RSUs in an amount that was intended to correspond to the intrinsic value of the in-the-money stock options and the value of the RSUs that he would forfeit upon joining CareFusion, and stock options in an amount intended to compensate him for the difference between the accounting fair value and the intrinsic value of forfeited stock options. We granted these stock options and RSUs to Mr. Gallahue on February 15, 2011, which will vest in annual installments of 33 1/3% on each of the first three anniversaries of the grant date, provided that Mr. Gallahue is employed with the Company on the applicable vesting date. The agreement also provided that Mr. Gallahue would be eligible for the annual LTI award in fiscal 2012 and for future annual LTI awards consistent with the Company’s practices for equity grants to management then in effect. In the event we terminate Mr. Gallahue’s employment without cause or Mr. Gallahue terminates his employment for good reason, the buy-out equity awards shall vest, to the extent not then vested, as to the next annual installment; provided that, in the event that such a termination occurs within two years following a “change of control” (as defined in the agreement), the buy-out equity awards shall vest in full. With respect to the PSUs granted as a sign-on equity award, in the event of such a termination prior to the third anniversary of the grant date, all PSUs that would have vested prior to such date based on the achievement of the associated stock price targets will vest; provided that, in the event such a termination occurs within two years following a change of control, and is after the first anniversary but before the third anniversary of the grant date, all PSUs with an associated stock price target at or below the per share consideration in the change of control transaction shall vest in full. Pursuant to the agreement, Mr. Gallahue also agreed to a number of restrictive covenants during the term of the agreement and for a period thereafter. The agreement also establishes the amount of severance payments to be paid in connection with a termination of employment of Mr. Gallahue during the term of the agreement, as discussed below in the Executive Compensation section of this Annual Report of Form 10-K under the heading “Potential Payments on Termination or Change in Control — Kieran T. Gallahue.”

James F. Hinrichs.    On November 29, 2010, we entered into an offer letter with Mr. Hinrichs with respect to his employment as our Chief Financial Officer. The offer letter provides for an annual base salary of $515,000 and a target annual bonus under the MIP of 80% of his annual base salary. In addition, pursuant to the offer letter, Mr. Hinrichs was granted a sign-on equity award comprised of stock options with a value of $1.5 million. We granted these stock options to Mr. Hinrichs on December 15, 2010, which will vest in annual installments of 33 1/3% on each of the first three anniversaries of the grant date, provided that Mr. Hinrichs is employed with the Company on the applicable vesting date. The offer letter also provided that Mr. Hinrichs would be eligible for an annual LTI award in fiscal 2012, and the target expected value would be 450% of his base salary. The letter also provided for additional vesting in the event of certain terminations of employment on or before July 29, 2012. The offer letter also establishes the amount of severance payments to be paid in connection with a termination of employment of Mr. Hinrichs during the term of the agreement, as discussed below in the Executive Compensation section of this Annual Report on Form 10-K under the heading “Potential Payments on Termination or Change in Control — James F. Hinrichs.”

Vivek Jain.    Mr. Jain was hired by Cardinal Health as Executive Vice President – Corporate Development and Business Strategy in August 2007. In November 2008, in anticipation of the proposed spinoff of CareFusion from Cardinal Health, Mr. Jain accepted the position of President of the Medical Technologies and Services segment of Cardinal Health and agreed to relocate to San Diego. In connection with taking this new assignment based in San Diego, Cardinal Health entered into an offer letter with Mr. Jain. We assumed the obligations of Cardinal Health under the offer letter in connection with the spinoff. The offer letter established base salary, LTI target and MIP target for Mr. Jain as President of the Medical Technologies and Services segment. In addition, the offer letter provided for relocation benefits under the Cardinal Health executive relocation policy in connection with his relocation to San Diego from Ohio, which included a cost of living adjustment and a loss on home sale benefit. The offer letter also provides for severance payments to be paid in connection with a termination of employment of Mr. Jain under certain circumstances, as discussed below in the Executive Compensation section of this Annual Report on Form 10-K under the heading “Potential Payments on Termination or Change in Control — Vivek Jain.”

Severance Benefits and Payments Upon a Change in Control

For our named executive officers with employment agreements or offer letters, severance and change in control benefits are generally included in these agreements, as discussed above. For our named executive officers who are not covered by specific agreements or arrangements, we maintain Executive Severance Guidelines, which establish indicative amounts of severance payments and benefits payable to executives in connection with a termination of employment by the Company without cause or by an executive for good reason, and an Executive Change in Control Severance Plan, which provides for severance payments and benefits to executives who experience an eligible termination within 24 months following a change in control of the Company. In addition, our standard forms of equity grant agreements and the LTIP include terms that provide for acceleration of vesting in connection with a change in control. You can find additional information regarding severance payments and benefits, as well as a tabular summary of these benefits, below in the Executive Compensation section of this Annual Report on Form 10-K under the heading “Potential Payments on Termination or Change in Control.”

The Executive Severance Guidelines are considered by the Compensation Committee in providing severance payments and benefits to certain executive-level employees in the event of a termination of employment by the Company without “cause” or by the executive for “good reason.” The Executive Severance Guidelines are intended to establish an indicative amount of severance, and payments and benefits may be higher or lower than as recommended in the Executive Severance Guidelines, as determined in the sole discretion of the Compensation Committee. During fiscal 2012, the Executive Severance Guidelines provided for cash severance payments to eligible executives in an amount equal to one year of their base salary plus the average of their actual awards under the MIP for the two years prior to the year that employment is terminated. In addition, the Executive Severance Guidelines provided that these executive officers would also be entitled to a pro-rated MIP award based on actual performance for the year in which they are terminated. In June 2012, the Compensation Committee approved the amendment and restatement of the Executive Severance Guidelines, effective July 1, 2012. The amendment and restatement of the Executive Severance Guidelines was intended to reduce the number of executives subject to the guidelines and reduce the amount of severance payable under the guidelines. The Executive Severance Guidelines now provide for cash severance equal to one year of base salary, plus a potential additional payment in an amount up to the average of the prior two years’ annual cash incentive awards under the MIP. The amended and restated Executive Severance Guidelines also provide for health benefits continuation and outplacement services for a period of one year; however, they no longer provide for a pro-rated MIP award for the year of termination. All payments and benefits under the Executive Severance Guidelines are conditioned upon the receipt by the Company of a waiver and release of claims.

The Executive Change in Control Severance Plan (the “CIC Plan”) provides for benefits to our named executive officers in connection with a change in control of the Company. The purpose of the CIC Plan is to establish severance benefits for key executives in the event of a change in control, so they will continue to serve and provide objective advice and counsel to the Company and contribute meaningfully to change in control transactions that are in the best interests of the Company’s stockholders. During fiscal 2012, the CIC Plan provided that, upon an involuntary termination without “cause” or a voluntary termination for “good reason” within 24 months following a change in control, executives at or above the level of senior vice president would receive cash severance equal to two times their annual base salary and target annual bonus, as well as a pro-rated target bonus in the year of termination. The CIC Plan also provides for other post-termination benefits such as outplacement services and continuation of health insurance coverage for a certain period of time. In June 2012, the Compensation Committee approved the amendment and restatement of the CIC Plan, effective July 1, 2012. The amendment and restatement of the CIC Plan was intended to reduce the number of executives subject to the plan, provide additional clarity around various provisions, and reduce the amount of severance payable under the plan. Under the amended and restated CIC Plan, upon an involuntary termination without cause or a voluntary termination for good reason within 24 months following a change in control, executives at or above the level of executive vice president will receive cash severance equal to two times their annual base salary and target annual bonus; executives at the level of senior vice president will receive cash severance equal to 1.5 times their annual base salary and target annual bonus; and certain executives at the level of vice president will receive cash severance equal to one times their annual base salary and target annual bonus. The CIC Plan does not provide for tax gross-up payments relating to the payment of any excise tax on the extent to which an executive’s severance constitutes excess parachute payments under Sections 4999 and 280G of the Tax Code. However, the CIC Plan does provide for a “cutback,” so that to the extent severance payments to an executive under the CIC Plan would trigger the excise tax, payments will be reduced to the extent necessary to prevent any portion of the payments from becoming nondeductible by us under Section 280G of the Tax Code or subject to the excise tax imposed under Section 4999 of the Tax Code, but only if, by reason of that reduction, the net after-tax benefit received by the executive exceeds the net after-tax benefit the executive would receive if no reduction was made.

In addition, our named executive officers will receive accelerated vesting of their LTI awards in connection with a change in control. Historically, our standard forms of agreements for equity awards granted under the LTIP contained a “single-trigger” vesting provision, meaning they will vest in full upon a change in control. Single-trigger treatment of equity awards can ensure that ongoing employees are treated the same as terminated employees with respect to outstanding equity awards. In addition, single-trigger equity awards can assist in retaining key employees in the face of a potential change of control by providing a benefit if they remain with the Company through the date of the change of control. Our Compensation Committee recognizes that equity awards with a “double-trigger” vesting provision, meaning they will vest in full only if there is a change in control and an award recipient’s employment is terminated, can be a valuable retention tool. Such provisions can help ensure that executives remain with the Company before, during, and after a change in control, which can help protect the interests of the Company’s stockholders, but which can also provide value to an acquirer. In fiscal 2011, we granted Mr. Gallahue sign-on and buy-out equity awards that included a double-trigger vesting provision as discussed above under “Agreements Regarding Executive Compensation — Kieran T. Gallahue.” In June 2012, the Compensation Committee approved new forms of LTI agreements for equity grants to all employees, including our named executive officers, which replace the existing single-trigger vesting provision with double-trigger vesting. Under these new agreements, the vesting of the awards (and exercisability in the case of stock options) will be accelerated only if the recipient’s employment is terminated by the Company other than for “cause” or by the recipient for “good reason,” in either case within two years following the “change of control” (as such terms are defined in the amended agreements for the awards). The terms of these new agreements applied to the annual LTI award in August 2012, and will be used prospectively for future LTI awards.

Compensation Determinations for Fiscal 2013

In August 2012, our Compensation Committee considered the compensation of our named executive officers for fiscal 2013. The Compensation Committee determined to increase the annual base salaries of our named executive officers from fiscal 2012 levels by between 0% and 6%, primarily as a result of the U.S. merit budget funding and individual performance and taking into account assessment of market data. MIP targets as a percentage of base salary for these officers were not changed. The following table sets forth the determinations of our Compensation Committee with respect to our named executive officers for fiscal 2013 base salaries and fiscal 2013 MIP targets:

		Annual Base Salary Rate			Fiscal 2013 MIP Target
Name	Position	Fiscal 2012	Fiscal 2013	Percent Change	Percentage of Base Salary Rate	Total Award Value
Kieran T. Gallahue	Chairman and CEO	$1,150,000	$1,150,000	0%	125%	$1,437,500
James F. Hinrichs	Chief Financial Officer	$530,450	$546,364	3%	80%	$437,091
Thomas J. Leonard	President, Medical Systems	$456,500	$483,890	6%	80%	$387,112
Vivek Jain	President, Procedural Solutions	$478,950	$478,950	0%	80%	$383,160
Joan B. Stafslien	EVP, General Counsel, Chief Compliance Officer and Secretary	$458,350	$481,268	5%	70%	$336,887

In August 2012, our Compensation Committee also approved the fiscal 2013 annual LTI award, which included equity-based awards for our named executive officers. Consistent with the prior year, the Compensation Committee determined to include stock options, RSUs and PSUs as part of the fiscal 2013 annual LTI award, with the stock options and RSUs subject to three-year vesting as to 33 1/3% of the shares subject to the award on each of the first three anniversaries of the grant date. The PSUs will be earned based on the achievement of performance goals, with payment in shares following the conclusion of the three-year performance period beginning July 1, 2012 and ending June 30, 2015. For the fiscal 2013 annual LTI award, the Compensation Committee established a performance goal for the PSUs based on the same financial metric used for PSUs granted in fiscal 2012, namely the Company’s ability to grow its adjusted earnings per share. Consistent with fiscal 2012, the fiscal 2013 annual LTI awards granted to our named executive officers were comprised of stock options, RSUs and PSUs, allocated 50%, 25% and 25%, respectively, of the total award values.

The following table sets forth the determinations of our Compensation Committee in August 2012 with respect to our named executive officers for the fiscal 2013 annual LTI award:

Name	Position	Total LTI Target Award Value ($)	Stock Options[1] (# shares)	RSUs[1] (# shares)	PSUs[1,2] (# shares)
Kieran T. Gallahue	Chairman and CEO	$7,500,000	478,392	69,989	69,989
James F. Hinrichs	Chief Financial Officer	$2,458,636	156,826	22,944	22,944
Thomas J. Leonard	President, Medical Systems	$1,451,670	92,596	13,547	13,547
Vivek Jain	President, Procedural Solutions	$1,317,113	84,013	12,291	12,291
Joan B. Stafslien	EVP, General Counsel, Chief Compliance Officer and Secretary	$1,082,852	69,070	10,105	10,105

[1]

The fiscal 2013 annual LTI award was granted on August 15, 2012 pursuant to the LTIP. Stock options and RSUs vest over a period of three years, with 33 1/3% of the shares subject to the award vesting on each of the first three anniversaries of the grant date. These stock options have an exercise price of $26.79, the closing price of our common stock on the NYSE on the date of grant, and have a term of seven years. These RSUs are designed to be performance-based compensation under the Tax Code and to be fully tax deductible, and they include a performance condition of $313 million of EBIT, which has to be satisfied before the RSUs will vest. The 2013 annual LTI award amounts are based on the total award value, allocated to stock options, RSUs and PSUs, as discussed above. The share amounts for stock options were determined by dividing the award value allocated to stock options by the grant date fair value associated with an option to purchase our common stock using a Black-Scholes-Merton valuation model. The share amounts for RSUs and PSUs were determined by dividing the award values allocated to RSUs and PSUs by $26.79, the closing price of our common stock on the NYSE on the date of grant.
[2]

Reflects target number of shares subject to PSUs, assuming all performance goals and other requirements are met. As discussed above, the PSUs will be earned from 0%—200% of target based on the achievement of performance goals related to the Company’s ability to grow its earnings per share, with payment in shares following the conclusion of the three-year performance period.

Policies, Guidelines and Practices Related to Executive Compensation

Stock Ownership Guidelines.    To more closely align our executive officers’ and directors’ interests with the interests of our stockholders, we maintain a set of stock ownership guidelines that require:

•	our Chief Executive Officer to accumulate and hold a number of shares of stock valued at five times his base salary within five years after becoming an officer;
•	our other executive officers to accumulate and hold a number of shares of stock valued at three times their base salaries within five years after becoming an officer; and
•	our directors to accumulate and hold a number of shares of stock valued at five times the annual cash retainer within five years after joining our Board.

In addition to direct holdings, shares owned jointly or separately from a spouse and/or children, shares held in trust, shares subject to deferred delivery, and unvested RSUs are also counted for purposes of the stock ownership guidelines. As of June 30, 2012, all of our non-employee directors held shares valued in excess of five times the annual cash retainer. As our executive officers assumed their current roles with CareFusion in connection with or subsequent to the spinoff, they still have several years to accumulate the required number of shares set forth above.

Potential Impact on Compensation from Executive Misconduct.    Under the LTIP and MIP, we have the authority to require repayment, or subject outstanding awards to forfeiture, in certain instances of executive officer misconduct. Under the LTIP and MIP, we can seek recovery when a payment was based on the achievement of financial results that were subsequently restated if the executive officer engaged in misconduct that caused or contributed to the need for the restatement of previously filed financial statements.

Under our standard form of stock option agreement, an unexercised option is forfeited if the holder has engaged in specified conduct, as described below, while employed by us or for a period of three years following termination of employment, and we may require the holder to repay the gross option gain realized from the exercise of the options exercised within three years prior to such conduct. Under our standard form of RSU agreement, unvested RSUs and deferred RSUs that vested within the look-back period (three years) of the RSU agreement are forfeited if the holder has engaged in specified conduct, described below, while employed by us or for three years after termination of employment. Moreover, we may require the holder to repay the value of the RSUs settled within three years prior to such conduct. The specified conduct includes:

•	disclosure or use of confidential information;
•	violation of our policies;
•	solicitation of business or our employees;
•	disparagement;

•	breach of any provision of an employment agreement or severance agreement; and
•	competitive actions (during employment and for a period of 12 months following termination of employment).

We may also terminate all vested stock options if the executive’s employment is terminated for cause. We may also seek damages for breach of contract or seek other equitable relief.

Equity Grant Practices.    Our fiscal year ends on June 30, and we expect to grant an annual LTI award to eligible employees, including our named executive officers, on or about August 15 of each year. In the event of grants related to new hires, promotions, or other off-cycle awards, the grants are made on the 15th day of the month or the first business day to follow the 15th day of the month.

Policy on Stock Hedging, Pledging and Margin Activities.    Our policy on buying and selling stock and securities prohibits hedging transactions by Company employees. Under the policy, all short-term, speculative or hedging transactions in CareFusion securities are now prohibited by all employees. In addition, the policy was recently amended to specifically prohibit the use of CareFusion securities for pledging and margin activities.

Tax and Accounting Matters

Section 162(m) of the Tax Code places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to certain named executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. Our LTIP and MIP are also structured generally to allow for the payment of performance-based compensation meeting those requirements and, as such, to be fully deductible. In order to preserve the deductibility under Section 162(m) of the Tax Code of the compensation payable under our MIP and LTIP, we obtained stockholder approval of these plans at our November 3, 2010, annual meeting of stockholders to satisfy the requirements of Section 162(m) of the Tax Code. It is the Compensation Committee’s general policy to endeavor to minimize the adverse effect of Section 162(m) of the Tax Code on the deductibility of compensation expense; however, the Compensation Committee maintains flexibility in compensating executive officers in a manner designed to promote varying company goals.

The Compensation Committee also considers the impact of Section 409A of the Tax Code, and the compensation plans, programs and agreements are, in general, designed to be exempt from or comply with the requirements of that section so as to avoid possible adverse tax consequences that may result from noncompliance with Section 409A.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s management. Based on this review and its discussions with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Submitted by the Human Resources and Compensation Committee of the Board of Directors:

Gregory T. Lucier, Chair

Michael D. O’Halleran

Robert F. Friel

EXECUTIVE COMPENSATION

The following tables contain compensation information for our named executive officers for the fiscal year ended June 30, 2012. Until the completion of our spinoff from Cardinal Health on August 31, 2009, CareFusion was a wholly owned subsidiary of Cardinal Health. Accordingly, the information included below for periods prior to August 31, 2009 reflect amounts paid by Cardinal Health. The information included in the tables below should be read in conjunction with the Compensation Discussion and Analysis, which can be found on page 125 of this Annual Report on Form 10-K.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards[1]		Option Awards[2]		Non- Equity Incentive Plan Compen- sation[3]	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compen- sation[4]		Total
Kieran T. Gallahue Chairman and CEO	2012	$1,150,000	$—		$3,750,010		$3,749,630		$1,282,969	$—	$34,003		$9,966,612
	2011	$482,188	$650,000	[5]	$17,780,007	[6]	$5,660,003	[6]	$578,466	$—	$72,193		$25,222,857

James F. Hinrichs	2012	$528,073	$—		$1,193,499		$1,193,393		$360,706	$—	$35,320		$3,310,991
Chief Financial Officer	2011	$447,736	$—		$354,889		$1,855,068	[7]	$305,362	$—	$51,647		$3,014,702
Thomas J. Leonard	2012	$450,115	$—		$570,601		$570,566		$372,504	$—	$41,738		$2,005,524
President, Medical Systems	2011	$412,750	$—		$245,418		$490,854		$469,352	$—	$33,846		$1,652,220

Vivek Jain	2012	$476,804	$—		$598,666		$598,630		$260,549	$—	$53,820		$1,988,469
President,	2011	$471,058	$—		$264,371		$528,771		$179,001	$—	$115,200		$1,558,401
Procedural Solutions	2010	$450,000	$—		$1,771,865		$506,331		$702,675	$—	$709,563	[8]	$4,140,434

Joan Stafslien	2012	$456,296	$—		$515,647		$515,592		$272,718	$—	$28,085		$1,788,338
EVP, General Counsel, Chief Compliance Officer and Secretary

[1]

Stock awards consist of restricted stock units (“RSUs”) and performance stock units (“PSUs”). Amounts shown reflect grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 (without regard to estimates of forfeitures related to service-based vesting), rather than an amount paid to or realized by the named executive officer. RSU and PSU awards were valued as of the grant date by multiplying the closing price of the common stock on the NYSE on that date by the number of shares subject to the awards. PSUs are displayed assuming performance goals are achieved and PSUs are paid out in shares at the target amount. For fiscal 2012, the following amounts represent the target PSU value included in the table by individual: Mr. Gallahue: $1,875,005; Mr. Hinrichs: $596,749; Mr. Leonard: $285,301; Mr. Jain: $299,333; and Ms. Stafslien: $257,823. The actual payout amount of the PSUs will vary between 0%—200% of the target number of shares of common stock based on performance relative to the pre-established target (see “Grants of Plan-Based Awards for Fiscal 2012” table below).

[2]

Amounts shown reflect grant date fair value computed in accordance with ASC Topic 718 (without regard to estimates of forfeitures related to service-based vesting), rather than an amount paid to or realized by the named executive officer. The stock option awards were valued as of the grant date by multiplying the closing price of the common stock on the NYSE on that date by the number of shares subject to the awards, and applying a Black-Scholes-Merton value. All options have a term of seven years. For a discussion of the calculation of the award value of these stock options, including assumptions and methodologies to value these stock options, please see note 21—Share-Based Compensation to the Company’s financial statements included in this Annual Report on Form 10-K.

[3]	Amounts represent payments under the CareFusion Corporation Management Incentive Plan (the “MIP”).

[4]	The elements of compensation included in “All Other Compensation” for fiscal 2012 are set forth in the table below.
[5]

Reflects cash sign-on bonus paid to Mr. Gallahue in connection with his hiring as our Chief Executive Officer in January 2011. For more information, see discussion above in the Compensation Discussion and Analysis under the heading “Agreements Regarding Executive Compensation — Kieran T. Gallahue.”

[6]

Reflects sign-on equity award comprised of PSUs based on a grant value of $7.2 million and buy-out equity awards comprised of stock options and RSUs with a value of $5.66 million and $10.58 million, respectively. These awards were granted on February 15, 2011 in connection with the hiring of Mr. Gallahue as our Chief Executive Officer. For more information, see discussion above in the Compensation Discussion and Analysis under the heading “Agreements Regarding Executive Compensation — Kieran T. Gallahue.” The stock options and RSUs were granted with respect to 633,110 and 380,029 shares, respectively. The PSUs were granted with respect to 450,094 shares that were issued in five separate tranches, which vest based on the achievement of closing stock price targets (see “Outstanding Equity Awards at Fiscal Year-End for Fiscal 2012” table below). The aggregate fair value of the PSUs was $7.2 million, with the number of shares subject to each tranche of the PSUs determined utilizing a Monte Carlo valuation model. For a discussion of the calculation of the fair value of these PSUs, including assumptions and methodologies to value these PSUs, please see note 21 — Share-Based Compensation to the Company’s financial statements included in this Annual Report on Form 10-K.

[7]

Includes sign-on equity award comprised of stock options with a grant value of $1.5 million, granted with respect to 192,574 shares. This award was granted on December 15, 2010 in connection with the hiring of Mr. Hinrichs as our Chief Financial Officer. For more information, see discussion above in the Compensation Discussion and Analysis under the heading “Agreements Regarding Executive Compensation — James F. Hinrichs.”

[8]

The elements of compensation included in “All Other Compensation” for fiscal 2010 consist primarily of amounts paid to Mr. Jain in connection with his relocation to San Diego, CA in 2008 under the Cardinal Health relocation policy, the obligation of which was assumed by CareFusion. Includes tax reimbursement amounts related to such relocation benefits.

The amounts shown for “All Other Compensation” for fiscal 2012 include (1) contributions to the named executive’s account under the CareFusion 401(k) Savings Plan; (2) contributions to the named executive’s account under the CareFusion Deferred Compensation Plan; (3) perquisites and other personal benefits; (4) tax reimbursements; and (5) relocation payments and benefits in the following amounts:

Name	401(k) Plan Contributions	Deferred Compensation Plan Contributions	Perquisites and Other Personal Benefits[1]		Tax Reimbursements		Relocation[2]	Total
Kieran T. Gallahue	$22,312	$960	$10,731	[3,4]	$—		$—	$34,003
James F. Hinrichs	$20,300	$12,642	$—		$196	[2]	$2,182	$35,320
Thomas J. Leonard	$23,825	$10,609	$7,304	[4]	$—		$—	$41,738
Vivek Jain	$21,393	$5,133	$6,525	[4]	$—		$20,769	$53,820
Joan B. Stafslien	$21,800	$6,285	$—		$—		$—	$28,085

[1]

The incremental cost of all perquisites and personal benefits is their actual cost, except for personal use of corporate aircraft. We own and operate our own aircraft, which is used to facilitate business travel of senior executives in as safe a manner as possible and with the best use of their time. Incremental cost is variable operating cost, which includes fuel per flight hour, “deadhead” flights (i.e., empty flights to and from the Company’s hangar or any other location), engine reserves per flight hour (engine reserves are an accrued expense for future maintenance on the aircraft engines), average repair and maintenance costs, travel expenses for flight crew and temporary pilot costs, and actual per flight hangar and parking ramp fees, landing fees, catering and miscellaneous handling charges for flights that actually transport executives, as well as any applicable federal excise tax. Fixed costs, such as flight crew salaries, wages and other employment costs, employee seminars and training, depreciation, building/hangar rent, aircraft lease expense, utilities, general liability insurance and other insurance costs, are not included in the calculation of incremental cost because we incur these expenses regardless of the personal use of the corporate aircraft by the executives. No tax reimbursements are provided to any of our executives for taxes on income attributed to their personal use or immediate family members’ personal use of our corporate aircraft. Amounts associated with personal use of our personal aircraft in fiscal 2012 were as follows: Mr. Gallahue: $3,702.
[2]

We maintain a relocation program for certain employees, including executive officers, who are relocated for business reasons. Under this program, we provide relocation assistance, which may include reimbursement for commuting expenses, temporary living expenses, home sale expenses, household goods moving and storage, and cost of living adjustments. During fiscal 2012, we provided relocation benefits to Mr. Jain, who relocated to San Diego, CA in 2008, and Mr. Hinrichs, who relocated to San Diego, CA in 2009. The amounts included in the “Relocation” column reflect the fiscal 2012 relocation benefits for Messrs. Jain and Hinrichs. In addition, the amounts included in the “Tax Reimbursements” column reflect the tax reimbursement amounts related to the fiscal 2012 relocation benefits for Mr. Hinrichs.

[3]	Includes $3,702 associated with personal use of the corporate aircraft.
[4]

During fiscal 2012, Messrs. Gallahue, Leonard and Jain and their spouses participated in our sales incentive award trip for high-performing members of our sales team at Company expense. Participation by Messrs. Gallahue, Leonard and Jain was part of their management responsibility and was intended to enhance the overall value and effectiveness of the sales award trip. Amounts included in the “Perquisites and Other Personal Benefits” column represent the incremental cost to us of travel, hotel, meals, entertainment and other expenses for Messrs. Gallahue, Leonard and Jain and their spouses. Tax reimbursements were not provided to Messrs. Gallahue, Leonard or Jain with respect to the imputed income associated with the sales award trip.

Employment Agreements and Other Compensation Arrangements

We entered into an employment agreement with Mr. Gallahue in January 2011 related to his employment as our Chairman and Chief Executive Officer, and we entered into an offer letter with Mr. Hinrichs in November 2010 in connection with his promotion to the position of Chief Financial Officer. We are also a party to an offer letter with Mr. Jain, which we assumed in connection with the spinoff from Cardinal Health. These employment agreements and offer letters are discussed in the Compensation Discussion and Analysis under the heading “Agreements Regarding Executive Compensation.”

Grants of Plan-Based Awards for Fiscal 2012

The following table supplements the Summary Compensation Table by providing additional information about plan-based compensation for fiscal 2012:

Name	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards[1]			Estimated Potential Payouts Under Equity Incentive Plan Awards[2]			All Other Stock Awards: Number of CareFusion Stock or Units[3]	All Other Option Awards: Number of Securities Underlying CareFusion Options[4]	Exercise or Base Price of Option Awards[5]	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
Kieran T. Gallahue
MIP	7/1/2011	$0	$1,437,500	$2,875,000
Stock Options	8/15/2011								503,306	$25.56	$3,749,630
RSUs	8/15/2011							73,357			$1,875,005
PSUs	8/15/2011				0	73,357	146,714				$1,875,005
James F. Hinrichs
MIP	7/1/2011	$0	$424,360	$848,720
Stock Options	8/15/2011								160,187	$25.56	$1,193,393
RSUs	8/15/2011							23,347			$596,749
PSUs	8/15/2011				0	23,347	46,694				$596,749
Thomas J. Leonard
MIP	7/1/2011	$0	$365,200	$730,400
Stock Options	8/15/2011								76,586	$25.56	$570,566
RSUs	8/15/2011							11,162			$285,301
PSUs	8/15/2011				0	11,162	22,324				$285,301
Vivek Jain
MIP	7/1/2011	$0	$383,160	$766,320
Stock Options	8/15/2011								80,353	$25.56	$598,630
RSUs	8/15/2011							11,711			$299,333
PSUs	8/15/2011				0	11,711	23,422				$299,333
Joan B. Stafslien
MIP	7/1/2011	$0	$320,845	$641,690
Stock Options	8/15/2011								69,207	$25.56	$515,592
RSUs	8/15/2011							10,087			$257,823
PSUs	8/15/2011				0	10,087	20,174				$257,823

[1]

This information relates to award opportunities granted during fiscal 2012 under the MIP with respect to fiscal 2012 performance. The threshold, target and maximum potential payout amounts reflect 0%, 100% and 200% of target, respectively, based on achievement of Company-wide financial performance goals. As discussed in the Compensation Discussion and Analysis, MIP payouts may be increased or decreased at the discretion of the Compensation Committee based on individual performance using a multiplier of between 0%-150%, provided that no MIP payment shall exceed 200% of an executive officer’s MIP target. MIP award payouts to our named executive officers are designed to be performance-based compensation under the Tax Code and to be tax deductible in accordance with Section 162(m) of the Tax Code. For fiscal 2012, our Compensation Committee established an overall Company performance criterion of $313 million of EBIT, which had to be satisfied before any payout could be made to our named executive officers under the MIP. For fiscal 2012, the Compensation Committee established a MIP framework whereby, if this performance criterion was met, each of our named executive officers could be awarded a MIP bonus up to 200% of his or her MIP target, subject to the Compensation Committee’s discretion to award bonuses in lesser amounts. For fiscal 2012, the Company generated EBIT in excess of the threshold, and the Compensation Committee exercised its discretion to approve MIP payouts less than 200% based on the performance factors discussed in the Compensation Discussion and Analysis under the heading “Compensation Determinations—Annual Cash Incentive Awards.”

[2]

PSUs granted during the fiscal year under the LTIP are subject to the satisfaction of performance criteria during the three-year performance period beginning on July 1, 2011 and ending on June 30, 2014. Our Compensation Committee established performance goals for the PSUs based on the achievement of the Compounded Annual Growth Rate (“CAGR”) of fully diluted, adjusted earnings per share. The payout amount of the PSUs will vary between 0%—200% of the target number of shares of common stock based on performance relative to the target established for CAGR during the performance period. If the performance target is achieved, these awards will

“cliff-vest” on the third anniversary of the grant date. If the Company does not meet the minimum target, then the PSUs will not vest and no shares will be delivered to the executive officer. The grant date fair value of the PSUs is based on the closing price of CareFusion common stock on the NYSE on the grant date.
[3]

All stock awards are RSUs granted during the fiscal year under the LTIP. RSUs granted on August 15, 2011, as part of the fiscal 2012 annual LTI award are structured to allow for the deduction of the RSU award value in accordance with Section 162(m) of the Tax Code. For the RSUs granted to our named executive officers as part of the fiscal 2012 annual LTI award, our Compensation Committee established a performance condition of $313 million of EBIT, which had to be satisfied before the RSUs would vest. For fiscal 2012, the Company generated EBIT in excess of the threshold. Since the performance condition has been satisfied, the RSUs will vest as to 33 1/3% of the shares subject to the award on each of the first three anniversaries of the grant date.

[4]

All stock option awards are nonqualified stock options granted during the fiscal year under the LTIP, and vest over a period of three years, with 33 1/3% of the shares subject to the award vesting on each of the first three anniversaries of the grant date. All stock options have a term of seven years.

[5]	Options have an exercise price equal to the closing price of CareFusion common stock on the NYSE on the grant date.

Compensation Plans

Management Incentive Plan.    In connection with the spinoff, the Compensation Committee adopted the MIP, which provides for cash incentive awards to eligible employees, including our named executive officers. Effective July 1, 2010, we amended and restated the MIP, which was approved by our stockholders in November 2010. The MIP is intended to advance the interests of the Company and its stockholders by providing our executive officers and other key employees with an annual bonus incentive to achieve strategic objectives of the Company and its subsidiaries; focus our executive officers and other key employees on measures that drive superior financial and management performance and value creation; provide compensation opportunities that are externally competitive and internally consistent with the Company’s strategic objectives and total rewards strategy; and provide bonus opportunities that reward our executive officers and other employees who are in positions to make significant contributions to the overall success of the Company. For a discussion of our fiscal 2012 MIP performance goals, our performance relative to our goals and our determinations of MIP payouts for fiscal 2012, please see page 133 of this Annual Report on Form 10-K under the heading “Compensation Discussion and Analysis — Compensation Determinations — Annual Cash Incentive Awards.”

Long-Term Incentive Plan.    Prior to the spinoff, Cardinal Health, in its capacity as our sole stockholder, approved the LTIP. The LTIP was approved by our stockholders in November 2010. The LTIP permits the issuance of long-term incentive awards to our employees, directors and employees of our subsidiaries to encourage alignment with stockholders’ interest and share in the Company’s success. Awards under the LTIP may be made in the form of stock options, restricted stock, RSUs, performance cash, PSUs and other equity-based awards. The LTIP is also intended to assist the Company in attracting and retaining individuals in key and critical positions. As set forth in the “Grants of Plan-Based Awards for Fiscal 2012” table above, during fiscal 2012 we granted stock options, RSUs, and PSUs to our named executive officers. For a discussion of the LTIP and the types of awards granted in fiscal 2012 pursuant to the LTIP, please see page 136 of this Annual Report on Form 10-K under the heading “Compensation Discussion and Analysis — Compensation Determinations — Long-Term Equity-Based Incentive Awards.”

In addition, the LTIP provides for the grant of replacement awards in accordance with the terms of the employee matters agreement entered into with Cardinal Health in connection with the spinoff. The employee matters agreement addressed, among other things, the mechanism for the conversion and adjustment of equity awards (including stock options, stock appreciation rights and RSUs) in connection with the spinoff into replacement awards based on Cardinal Health common shares and/or our common stock, as applicable. For purposes of the vesting of the replacement awards, continued employment or service with Cardinal Health, or with us, will be treated as continued employment for purposes of both Cardinal Health’s and our equity awards. The adjusted Cardinal Health stock options and RSUs and the replacement awards that a holder received in connection with the spinoff were subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable prior to the spinoff. Our named executive officers who were employees of Cardinal Health received replacement awards with respect to their outstanding Cardinal Health equity-based awards, which are reflected in the “Outstanding Equity Awards at Fiscal Year-End for Fiscal 2012” table below.

Outstanding Equity Awards at Fiscal Year-End for Fiscal 2012

The following table shows the number of CareFusion shares underlying exercisable and unexercisable stock options and unvested RSUs and PSUs held by our named executive officers on June 30, 2012:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable		Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested[1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested[1]
Kieran T. Gallahue	211,036	422,074	[2]	$27.84		2/15/2018
	—	503,306	3,*	$25.56		8/15/2018
	—	—		—		—	326,710	4,*	$8,389,913	523,451	5,6,*	$13,442,222
James F. Hinrichs	703	—		$17.77	[7]	9/2/2012
	1,069	—		$17.77	[7]	8/15/2013
	1,069	—		$17.77	[7]	3/15/2014
	830	—		$17.77	[7]	8/15/2014
	7,367	—		$25.09		8/23/2014
	18,078	—		$31.90		8/15/2015
	42,509	21,255	[8]	$20.71		9/15/2016
	16,876	33,754	[9]	$22.59		8/16/2017
	64,191	128,383	[10]	$24.41		12/15/2017
	—	160,187	3,*	$25.56		8/15/2018
	—	—		—		—	52,101	4,*	$1,337,954	23,347	6,*	$599,551
Thomas J. Leonard	8,798	—		$29.25		7/15/2015
	10,923	—		$31.90		8/15/2015
	39,427	19,714	[8]	$20.71		9/15/2016
	23,340	46,682	[9]	$22.59		8/16/2017
	—	76,586	3,*	$25.56		8/15/2018
	—	—		—		—	34,300	4,*	$880,824	11,162	6,*	$286,640
Vivek Jain	6,876	—		$17.77	[7]	9/17/2014
	28,160	—		$31.90		8/15/2015
	50,532	25,266	[8]	$20.71		9/15/2016
	25,143	50,288	[9]	$22.59		8/16/2017
	—	80,353	3,*	$25.56		8/15/2018
	—	—		—		—	39,884	4,*	$1,024,221	11,711	6,*	$300,738
Joan B. Stafslien	621	—		$17.77	[7]	9/2/2012
	690	—		$17.77	[7]	8/15/2013
	477	—		$17.77	[7]	8/15/2014
	7,379	—		$25.09		8/23/2014
	10,213	—		$31.90		8/15/2015
	42,422	21,211	[8]	$20.71		9/15/2016
	25,005	50,011	[9]	$22.59		8/16/2017
	—	69,207	3,*	$25.56		8/15/2018
	—	—		—		—	34,949	4,*	$897,490	10,087	6,*	$259,034

*	Indicates equity awards that are reported in the “Grants of Plan-Based Awards for Fiscal 2012” table.
[1]	The market value is equal to the product of $25.68, the closing price of CareFusion’s common stock on the NYSE on June 29, 2012, and the number of unvested CareFusion RSUs or PSUs, as applicable.
[2]

These awards were granted to Mr. Gallahue on February 15, 2011, and vest over a period of three years, with 33 1/3% of the shares subject to each award vesting on each of the first three anniversaries of the grant date.

[3]

These awards were granted to our named executive officers on August 15, 2011. Stock options vest over a period of three years, with 33 1/3% of the shares subject to the award vesting on each of the first three anniversaries of the grant date.

[4]

Reflects RSUs granted in 2009, 2010 and/or 2011 that have not yet vested. Includes RSUs that are also reported in the “Grants of Plan Based Awards for Fiscal 2012” table as follows: Mr. Gallahue (73,357),

Mr. Hinrichs (23,347), Mr. Leonard (11,162), Mr. Jain (11,711) and Ms. Stafslien (10,087). The RSUs granted in fiscal 2012 included a performance condition of $313 million of EBIT, which had to be satisfied before the RSUs would vest. For fiscal 2012, the Company generated EBIT in excess of the threshold. Since the performance condition has been satisfied, the RSUs will vest as to 33 1/3% of the shares subject to the award on each of the first three anniversaries of the grant date. See “Grants of Plan Based Awards for Fiscal 2012.”
[5]

Includes 450,094 PSUs granted to Mr. Gallahue on February 15, 2011. This award has been issued in five separate tranches, and each tranche will vest on February 15, 2014, subject to: (1) CareFusion common stock meeting a specific closing price target for such tranche on a date that is after the 12 month anniversary of the grant date (a “Trigger Date”), (2) the achievement of an average closing price target for such tranche during the period that includes the Trigger Date and the immediately following 19 trading days, and (3) Mr. Gallahue remaining in continuous service with CareFusion through February 15, 2014. The number of shares subject to each tranche and the associated closing price target are as follows: Tranche 1 (85,833 shares, $30.00 target); Tranche 2 (80,432 shares, $35.00 target); Tranche 3 (80,432 shares, $40.00 target); Tranche 4 (92,179 shares, $45.00 target); Tranche 5 (111,218 shares, $50.00 target). Also includes 73,357 PSUs granted to Mr. Gallahue on August 15, 2011, as further discussed in footnote 6 below.

[6]

Reflects PSUs granted to our named executive officers on August 15, 2011, which are subject to the satisfaction of performance criteria during the three-year performance period beginning on July 1, 2011 and ending on June 30, 2014. Our Compensation Committee established performance goals for the PSUs based on the achievement of the compounded annual growth rate (“CAGR”) of fully diluted, adjusted earnings per share. The payout amount of the PSUs will vary between 0% — 200% of the target number of shares of common stock based on performance relative to the target established for CAGR during the performance period. See “Grants of Plan Based Awards for Fiscal 2012.”

[7]

These stock options were received in connection with Cardinal Health’s voluntary stock option exchange program, which was approved by its shareholders on June 23, 2009. This program, which was conducted prior to the spinoff, but during our fiscal 2010, allowed participants to exchange Cardinal Health stock options with exercise prices substantially above the then current grant price for a lesser number of Cardinal Health stock options with a lower exercise price. Pursuant to this program, options to purchase shares of Cardinal Health were surrendered in exchange for new stock options to purchase shares of Cardinal Health, which were granted on July 20, 2009. In connection with the spinoff, these new Cardinal Health stock options converted into options to purchase shares of CareFusion common stock, each with an exercise price of $17.77 per share.

[8]

These stock options were granted on September 15, 2009, and vest over a period of three years, with 33 1/3% of the shares subject to the award vesting on each of the first three anniversaries of the grant date.

[9]

These stock options were granted on August 16, 2010, and vest over a period of three years, with 33 1/3% of the shares subject to the award vesting on each of the first three anniversaries of the grant date.

[10]

These stock options were granted on December 15, 2010, and vest over a period of three years, with 33 1/3% of the shares subject to the award vesting on each of the first three anniversaries of the grant date.

Option Exercises and Stock Vested for Fiscal 2012

The following table shows stock options exercised and RSUs and PSUs that vested during the fiscal year ended June 30, 2012:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting[1]
Kieran T. Gallahue	—	$—	126,676	$3,027,556
James F. Hinrichs	—	$—	27,251	$670,691
Thomas J. Leonard	—	$—	51,851	$1,265,032
Vivek Jain	—	$—	66,759	$1,625,541
Joan B. Stafslien	—	$—	53,974	$1,311,648

[1]

Under the terms of the LTIP, we calculate value realized on vesting using the closing price of our common stock on the NYSE on the day prior to the vesting date. The amounts set forth above reflect the value calculated by multiplying this closing price by the number of shares acquired on the vesting date before withholding taxes.

Nonqualified Deferred Compensation in Fiscal 2012

We maintain a nonqualified Deferred Compensation Plan, (the “DCP”), which is further described below. The following table provides information regarding the participation of our named executive officers in the DCP:

Name	Executive Contributions in Last FY1	Registrant Contribution in Last FY2	Aggregate Earnings in Last FY3	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Kieran T. Gallahue	$103,847	$960	$8,690	$—	$161,610
James F. Hinrichs	$56,630	$12,642	$(3,351)	$—	$358,014
Thomas J. Leonard	$59,337	$10,609	$(3,602)	$—	$198,067
Vivek Jain	$—	$5,133	$(577)	$—	$26,515
Joan B. Stafslien	$—	$6,285	$(7,719)	$—	$145,545

[1]	Executive contributions are deducted from the salary we pay to our executives. Accordingly, executive contributions are included in the “Salary” column in the “Summary Compensation Table” above.
[2]

Registrant DCP contributions are included in the “All Other Compensation” column of the Summary Compensation Table. Registrant contributions include the employer match and employer discretionary contributions, as described further below. Registrant DCP contributions included in the Summary Compensation Table for prior years are as follows:

	2011	2010
Kieran T. Gallahue	$10,000	$	n/a
James. F. Hinrichs	$9,958		$4,975
Thomas J. Leonard	$9,867		$6,947
Vivek Jain	$6,985		$—
Joan B. Stafslien	$6,000		$1,686
[3]

The aggregate earnings with respect to DCP accounts are calculated based upon the change in value of the investment options selected by the named executive officer during the year, as described in more detail below. The aggregate earnings set forth above are not included in the Summary Compensation Table.

The DCP permits eligible employees, including named executive officers, to defer a portion of their cash compensation into any of several investment alternatives. Participants in the DCP may defer between 1% and 50% of base salary and between 1% and 100% of incentive compensation. In addition, we may, at our discretion, make additional matching or fixed contribution credits to the deferred balances of participating employees. In general, matching contribution credits may be made at the same rate applicable to the employee under our 401(k) Savings Plan. We may also credit to a participant’s account an amount (not to exceed $100,000) equal to a percentage of cash compensation which is greater than the dollar limitation in effect for the year under the Tax Code as a discretionary employer contribution credit. Contributions made with respect to our named executive officers are set forth in the “Summary Compensation Table” above.

To measure the amount of the Company’s obligation to each participant under the DCP, we maintain a separate bookkeeping record, which we refer to as an account, for each participant. The participants are permitted to direct the investment of the portion of the accounts allocable to that participant in the same manner the participant is permitted to direct the investment of the participant’s account under our 401(k) Savings Plan. The notional investment options available under the DCP are substantially the same investment options that are available in the 401(k) Savings Plan. We then credit or debit the participant’s account with the actual earnings or losses based upon the performance results of the notional investment options selected by the participant. The participant may change the allocation of his or her account among the investment alternatives then available under the DCP.

For eligible employees, deferred balances are paid upon retirement, termination from employment, death or disability. Some contributions made by us and other account credits are subject to vesting provisions requiring that the participant has completed three years of service with the Company, which are fully accelerated upon a change in control (defined as described under “Potential Payments Upon Termination or Change in Control” below). If the participant terminates employment with us due to retirement, death, total disability, or pursuant to a change in control, all amounts subject to such vesting requirements shall vest. If a participant terminates employment before satisfying the vesting requirements, all amounts subject to the vesting requirements are forfeited.

DCP account balances are paid in cash. The plan is not intended to qualify under Section 401(a) of the Tax Code and is exempt from many of the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) as a “top hat” plan for a select group of management or highly compensated employees.

Potential Payments on Termination or Change in Control

We entered into agreements and maintain plans that provide for compensation to our named executive officers upon certain triggering events that result in termination of employment (including termination following a change in control of the Company). The “Potential Payments on Termination of Change in Control” table below includes information for each of our named executive officers related to potential payments assuming that a triggering event occurred as of June 30, 2012 and, if applicable, based on our closing stock price on that date. The following paragraphs describe the provisions of our various plans, including the LTIP and the MIP, and the benefits under these plans in the event of each triggering event and the assumptions that were used in creating the table.

Non-Compete and Non-Solicitation Agreements.    Our standard stock option, RSU and PSU award agreements provide that if a named executive officer violates the provisions contained in the award agreements with respect to: (i) competitive actions, then unexercised stock options and unvested RSUs and PSUs will be forfeited, and we may seek repayment of gains realized or obtained by the named executive officer from vested stock options, RSUs and PSUs during a look-back period of one to three years from the violation, or (ii) confidentiality, non-disparagement or non-solicitation of business or our employees (during employment and for a period of 12 months following termination), or breaches our policies, then unexercised stock options and unvested RSUs and PSUs will be forfeited, we may seek repayment of gains realized or obtained by the named executive officer from vested stock options, RSUs and PSUs during a look-back period of one to three years from the violation, and we may bring an action for breach of contract or seek other equitable relief. Under the terms of the LTIP and MIP, all or a portion of a final award may be subject to an obligation of repayment to the Company if the named executive officer violates an applicable non-competition and/or confidentiality covenant.

Termination For Cause.    Termination for cause under the LTIP and MIP means termination of employment on account of any act of fraud or intentional misrepresentation or embezzlement, misappropriation or conversion of assets of the Company or any subsidiary, or the intentional and repeated violation of our written policies or procedures. Our standard stock option, RSU and PSU award agreements provide that if a named executive officer is terminated for cause, then unexercised stock options and unvested RSUs and PSUs will be forfeited. Under the MIP, if a named executive officer is terminated for cause, then all rights to any bonus payment for such performance period will be forfeited. We may also seek repayment of gains realized or obtained by the named executive officer from MIP payments or equity awards under the LTIP during a look-back period.

Involuntary Termination Without Cause.    Under the Executive Severance Guidelines in effect during fiscal 2012, executive officers that are terminated by us, other than for cause, would have been eligible to receive a payment of one year of their base salary plus the two year average of their actual award under the MIP for the two years prior to the year that employment is terminated. In addition, these executive officers would also be entitled to a pro-rated MIP award for the year in which they are terminated. The Executive Severance Guidelines generally apply only in circumstances where an executive officer is not party to an individual severance or employment agreement that provides for severance payments in connection with a termination without cause. As discussed above in the Compensation Discussion and Analysis, the Compensation Committee approved the amendment and restatement of the Executive Severance Guidelines in June 2012. The amendment and restatement of the Executive Severance Guidelines was intended to reduce the number of executives subject to the guidelines and reduce the amount of severance payable under the guidelines. Our standard stock option, RSU and PSU award agreements provide that if the employment of a named executive officer is terminated without cause, then unvested stock options, RSUs and PSUs will be forfeited.

Termination by Reason of Retirement.    Generally, retirement means the termination of employment (other than by death or disability and other than in the event of termination for cause) by an employee after attaining the age of 55 and having at least 10 years of continuous service with the Company (including service with an affiliate of the Company prior to the time that such affiliate became an affiliate of the Company). Our standard stock option and RSU agreements provide that, if after six months from the date of grant of a stock option or RSU, a named executive officer is or becomes retirement eligible, then rights to the unvested portion of such awards will generally vest in full, provided, that the awards will only become exercisable or payable, as the case may be, in accordance with their original vesting schedules. Rights to PSUs would similarly vest, provided, that the payment of shares subject to such PSUs would occur only in accordance with the original payment schedule if the associated performance conditions are satisfied. In addition, vested stock options will remain exercisable through the remaining term of the option. Under the MIP, if employment is terminated due to retirement during the performance period, the final payout will be pro-rated based upon the length of time that the participant was employed during the performance period.

Termination by Reason of Disability.    Our long-term disability plan currently provides that, to be considered disabled because of an illness or injury, the executive must: continuously be unable to perform substantial and material duties of the executive’s own job; not be gainfully employed in any occupation for which the executive is qualified by education, training or experience; and be under the regular care of a licensed physician. Our standard stock option and RSU agreements provide that, if after six months from the date of grant of a stock option or RSU, the employment of a named executive officer is terminated by reason of disability, then rights to the unvested portion of such awards will generally vest in full, and such awards shall become exercisable or payable, as the case may be, on the date of such termination. Rights to PSUs would similarly vest, provided, that the number of shares payable upon vesting would be calculated based on the timing of the termination event relative to the performance period for such PSUs. In addition, vested stock options will remain exercisable through the remaining term of the option. Under the MIP, if employment is terminated due to disability during the performance period, the final payout will be pro-rated based upon the length of time that the participant was employed during the performance period.

Termination by Death.    Our standard stock option and RSU agreements provide that, if after six months from the date of grant of a stock option or RSU, the employment of a named executive officer is terminated by reason of death, then rights to the unvested portion of such awards will generally vest in full, and such awards shall become exercisable or payable, as the case may be, on the date of such termination. Rights to PSUs would similarly vest, provided, that the number of shares payable upon vesting will be calculated based on the timing of the termination event relative to the performance period for such PSUs. Under the MIP, if employment is terminated due to death during the performance period, the final payout will be pro-rated based upon the length of time that the participant was employed during the performance period.

Change of Control of the Company.    Under the LTIP, unless an award agreement specifically provides otherwise, all stock options, RSUs, PSUs and other awards granted under the LTIP will generally vest in full upon a change of control, and such awards shall become exercisable or payable, as the case may be, on the date of such change of control; provided that the number of shares payable upon vesting of PSUs will be calculated based on the timing of the change of control event relative to the performance period for such PSUs. As discussed above in the Compensation Discussion and Analysis, the Compensation Committee approved new forms of LTI award agreements in June 2012, and commencing with the annual LTI award in August 2012, such awards will vest in full, and become exercisable or payable, as the case may be, only in the event of a qualifying termination that occurs within 24 months following a change of control. The MIP does not establish a separate payment framework related to a change of control. Accordingly, if a termination occurred in connection with a change of control of the Company, any payments under the MIP would be made in accordance with the termination provisions discussed above. Under the LTIP, a “change of control” means any of the following:

•

the acquisition by any entity of beneficial ownership of 25% or more of either our outstanding common stock or the combined voting power of the Company's then-outstanding voting securities (other than any acquisition directly from the Company or any of our affiliates or employee benefit plans and any Non-Control Acquisition, defined below); or

•

a change in a majority of the members of our Board of Directors, other than directors approved by a vote of at least a majority of the incumbent directors (other than any director whose initial assumption of office resulted from an actual or threatened election or proxy contest); or

•

a reorganization, merger or consolidation or other sale of all or substantially all of our assets or our acquisition of assets or shares of another corporation, unless such transaction is a Non-Control Acquisition; or

•	our stockholders approve a complete liquidation or dissolution of the Company.

A “Non-Control Acquisition” means a business combination where: (1) the beneficial owners of our outstanding common stock and voting securities immediately prior to such business combination beneficially own more than 50% of the outstanding common and the combined voting power of the then-outstanding voting securities of the resulting corporation (including a corporation which as a result of such transaction owns the Company or all or substantially all of our assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership immediately prior to such business combination; (2) no person beneficially owns 25% or more of our then-outstanding common stock or combined voting power of the resulting corporation (unless such ownership existed prior to the business combination); and (3) at least a majority of the members of the board of directors of the corporation resulting from the business combination were members of our Board of Directors (who were approved by a vote of at least a majority of the incumbent directors) at the time of the execution of the initial agreement, or the action of our Board of Directors, providing for such business combination.

Change in Control Severance Plan.    The CIC Plan was established for CareFusion prior to the spinoff and provides for certain severance benefits to executives upon a termination of employment by the Company without “cause” or by the executive for “good reason” (as defined in the CIC Plan), in each case within 24 months following a change in control event affecting the Company (i.e., a “double-trigger” scenario). The CIC Plan provides for cash severance equal to a multiple of the sum of base salary and target bonus, a pro-rated target bonus for the year of termination, and health benefits continuation and outplacement services in varying amounts depending on the executive’s position with the Company. As discussed above in the Compensation Discussion and Analysis, the Compensation Committee approved the amendment and restatement of the CIC Plan, effective July 1, 2012. Under the CIC Plan as in effect at the end of fiscal 2012, our named executive officers would have been eligible to receive cash severance equal to two times their annual base salary and target annual bonus, as well as a pro-rated target bonus in the year of termination. The CIC Plan does not provide for tax gross-up payments relating to the payment of any excise tax on the extent to which an executive’s severance constitutes excess parachute payments under Sections 4999 and 280G of the Tax Code. However, the CIC Plan does provide for a “cutback,” so that to the extent severance payments to an executive under the CIC Plan would trigger the excise tax, payments will be reduced to the extent necessary to prevent any portion of the payments from becoming nondeductible by us under Section 280G of the Tax Code or subject to the excise tax imposed under Section 4999 of the Tax Code, but only if, by reason of that reduction, the net after-tax benefit received by the executive exceeds the net after-tax benefit the executive would receive if no reduction was made.

Additional Assumptions and Valuation Methodology.    For purposes of the table below, the following assumptions have been made:

•	the date of termination of employment is June 30, 2012, the end of our most recent fiscal year; and
•	the price of our common stock on the date of termination was $25.68 per share, the closing price of our common stock reported by the NYSE on June 29, 2012.

Stock options, RSUs and PSUs that were already vested as of June 30, 2012 are not reflected in the table below. For stock options subject to accelerated vesting upon termination or change in control, the value included in the table below is the difference between the closing price of our common stock on June 29, 2012 and the exercise price for each option for which vesting is accelerated. For RSUs and PSUs subject to accelerated vesting upon termination or change in control, the value included in the table below reflects the closing price of our common stock on June 29, 2012 multiplied by the number of RSUs and PSUs accelerated.

The table below reflects amounts that would have been payable as of June 30, 2012 to the named executive officers under our existing plans and employment agreements and arrangements. Benefits that are available to all our salaried employees on retirement, death or disability, including the 401(k) Savings Plan and other deferred compensation distributions, group and supplemental life insurance benefits and short-term and long-term disability benefits are not included. Please see the “Nonqualified Deferred Compensation in Fiscal 2012” table for payments or benefits payable in connection with triggering events. Under the DCP, some contributions made by us and other account credits are subject to vesting provisions requiring that the participant has completed three years of service with us. If the participant terminates employment with us due to retirement, death or disability or there has been a change in control, all amounts subject to such vesting requirements will vest. The table below includes only increased payments and the value of vesting and acceleration under the DCP in connection with the triggering events.

Kieran T. Gallahue.    Under the terms of Mr. Gallahue’s employment agreement, in the event the Company terminates his employment without “cause” or Mr. Gallahue terminates his employment for “good reason” (each as defined in the Agreement), Mr. Gallahue will be entitled to (i) accrued and unpaid base salary through the termination date; (ii) a prorated MIP bonus payment for the year in which the termination occurs, (iii) a severance payment equal to the sum of (A) two times his annual base salary plus (B) two times his two-year average actual MIP bonus payment; and (iv) continued group health plan coverage through COBRA for 18 months. In the event of such a termination, Mr. Gallahue would also benefit from additional vesting of his equity awards, as discussed in the Compensation Discussion and Analysis under the heading “Employment Agreement and Other Compensation Arrangements — Kieran T. Gallahue.”

James F. Hinrichs.    Under the offer letter with Mr. Hinrichs, in the event the Company terminates his employment without “cause” or Mr. Hinrichs terminates his employment with “good reason” (each as defined in the offer letter) on or before July 29, 2012, Mr. Hinrichs will be entitled to (i) accrued and unpaid base salary through the termination date; (ii) a prorated MIP bonus payment for the year in which the termination occurs, (iii) a severance payment equal to the sum of (A) one times his annual base salary plus (B) one times his two-year average actual MIP bonus payment and (iv) a cash payment of $500,000. In the event of such a termination, Mr. Hinrichs would also benefit from additional vesting of his equity awards, as discussed above in the Compensation Discussion and Analysis under the heading “Employment Agreement and Other Compensation Arrangements — James F. Hinrichs.” In the event his employment is terminated after such date, Mr. Hinrichs will be entitled to accrued and unpaid base salary through the termination date and any severance payments provided for under the Company’s severance guidelines as in effect on the termination date.

Vivek Jain.    Under the offer letter with Mr. Jain, in the event we terminate Mr. Jain’s employment other than for “cause,” he will be entitled to one year of severance. The severance payment would consist of one year of base pay and bonus, with bonus based on the average of the prior two years of bonus.

As we have not entered into individually negotiated arrangements with Mr. Leonard or Ms. Stafslien that establish post-termination benefits and payments, any benefits or payments provided to them in connection with a termination or change in control would be made in accordance with our plans, policies and guidelines discussed above.

Potential Payments on Termination or Change in Control

				Change in Control[2]
Name and Type of Payment/Benefit[1]	Retirement or Termination by executive without “Good Reason”	Termination without “Cause” or by executive with “Good Reason”	Termination due to Death or Disability	Without Termination	Termination
Kieran T. Gallahue
Base salary	$—	$2,300,000	$—	$—	$2,300,000
Pro-rata fiscal 2012 MIP[3]	$—	$1,437,500	$1,437,500	$—	$1,437,500
Fiscal 2012 MIP target[4]	$—	$2,662,969	$—	$—	$2,875,000
Value of accelerated equity awards[5,6]	$—	$3,253,040	$9,078,245	$3,828,012	$10,334,117
Value of accelerated DCP balance[7]	$—	$—	$12,557	$—	$12,557
Health benefits[8]	$—	$—	$—	$—	$20,593
Outplacement assistance	$—	$—	$—	$—	$4,000
Tax cutback[9]					$—
Total	$—	$9,653,509	$10,528,302	$3,828,012	$16,983,767
James F. Hinrichs
Base salary	$—	$530,450	$—	$—	$1,060,900
Pro-rata fiscal 2012 MIP[3]	$—	$424,360	$424,360	$—	$424,360
Fiscal 2012 MIP target[10]	$—	$333,034	$—	$—	$848,720
Value of accelerated equity awards[5]	$—	$—	$1,930,010	$2,329,711	$2,329,711
Health benefits[8]	$—	$—	$—	$—	$13,697
Outplacement assistance	$—	$—	$—	$—	$4,000
Other[11]		$500,000	$—	$—	$500,000
Tax cutback[9]					$(325,547)
Total	$—	$1,787,844	$2,354,370	$2,329,711	$4,855,841
Thomas J. Leonard
Base salary	$—	$456,500	$—	$—	$913,000
Pro-rata fiscal 2012 MIP[3]	$—	$365,200	$365,200	$—	$365,200
Fiscal 2012 MIP target[10]	$—	$420,928	$—	$—	$730,400
Value of accelerated equity awards[5]	$—	$—	$1,227,787	$1,418,880	$1,418,880
Health benefits[8]	$—	$—	$—	$—	$13,697
Outplacement assistance	$—	$—	$—	$—	$4,000
Tax cutback[9]					$—
Total	$—	$1,242,628	$1,592,987	$1,418,880	$3,445,177

				Change in Control[2]
Name and Type of Payment/Benefit[1]	Retirement or Termination by executive without “Good Reason”	Termination without “Cause” or by executive with “Good Reason”	Termination due to Death or Disability	Without Termination	Termination
Vivek Jain
Base salary	$—	$478,950	$—	$—	$957,900
Pro-rata fiscal 2012 MIP[3]	$—	$383,160	$383,160	$—	$383,160
Fiscal 2012 MIP target[10]	$—	$219,755	$—	$—	$766,320
Value of accelerated equity awards[5]	$—	$—	$1,415,072	$1,615,564	$1,615,564
Health benefits[8]	$—	$—	$—	$—	$13,680
Outplacement assistance	$—	$—	$—	$—	$4,000
Tax cutback[9]					$—
Total	$—	$1,081,885	$1,798,232	$1,615,564	$3,740,624
Joan B. Stafslien
Base salary	$—	$458,350	$—	$—	$916,700
Pro-rata fiscal 2012 MIP[3]	$—	$320,845	$320,845	$—	$320,845
Fiscal 2012 MIP target[10]	$—	$255,621	$—	$—	$641,690
Value of accelerated equity awards[5]	$—	$—	$1,252,093	$1,424,782	$1,424,782
Health benefits[8]	$—	$—	$—	$—	$13,697
Outplacement assistance	$—	$—	$—	$—	$4,000
Tax cutback[9]					$—
Total	$—	$1,034,816	$1,572,938	$1,424,782	$3,321,714

[1]

For purposes of this table, the following compensation levels are assumed: Mr. Gallahue: base salary of $1,150,000 and annual MIP target of $1,437,500; Mr. Hinrichs: base salary of $530,450 and annual MIP target of $424,360; Mr. Leonard: base salary of $456,500 and annual MIP target of $365,200; Mr. Jain: base salary of $478,950 and annual MIP target of $383,160; and Ms. Stafslien: base salary of $458,350 and annual MIP target of $320,845.

[2]

In general, equity awards granted pursuant to the LTIP prior to August 2012 vest in full in the event of a change in control. As discussed above, the equity awards granted to Mr. Gallahue vest in full upon termination of employment following a change in control. A change in control without termination of employment would not have triggered additional cash payments to any of the named executive officers. As discussed above, we also maintain the CIC Plan, which provides for certain severance benefits to executives upon a termination of employment by the Company without “cause” or termination by the executive for “good reason” within 24 months following a change in control. Under the CIC Plan in effect as of June 30, 2012, the named executive officers would have been eligible to receive cash severance equal to two times annual salary and target annual bonus, plus a pro-rated MIP target payment for the current year upon such a termination, as well as continuation of medical benefits for 18 months and outplacement services for six months.

[3]

Amount presented reflects fiscal 2012 MIP target. Actual MIP payments would be determined following the end of the performance period based on the achievement of the performance criteria for the MIP award. In the event a triggering event occurred on June 30, 2012, the actual amount payable may have been different than the amount presented.

[4]

Amount presented reflects two times the average of Mr. Gallahue’s actual MIP payment for fiscal 2012 and full year MIP target for fiscal 2011. Mr. Gallahue’s fiscal 2011 MIP payment was pro-rated based on his length of service during fiscal 2011 as Chairman and Chief Executive Officer. In the event a triggering event occurred on June 30, 2012, the actual amount payable to Mr. Gallahue may have been less than the amount presented due to the pro-ration of his fiscal 2011 MIP award.

[5]

Value of accelerated equity awards reflects number of unvested stock options, RSUs and PSUs that would have vested as of June 30, 2012, as a result of the applicable triggering event. The value of these RSUs and

PSUs was calculated by multiplying the number of shares subject to these awards (using the target number of shares in the case of PSUs) by the closing price of our common stock on the NYSE on June 29, 2012 ($25.68). The value of these stock options was calculated by multiplying these stock options by the difference between the exercise price and the closing price of our common stock on the NYSE on June 29, 2012 ($25.68); provided that no amounts are included above for stock options that have an exercise price higher than the closing price on June 29, 2012.
[6]

Value of accelerated equity awards for Mr. Gallahue does not include amounts related to PSUs granted as a sign-on equity award on February 15, 2011. As none of the minimum price targets for these PSU have been met based on the closing price of the Company’s common stock on the NYSE through June 30, 2012, these PSUs are not included in the table above.

[7]

Reflects the unvested balance of DCP account as of June 30, 2012, that would become fully vested upon termination due to death, disability or in connection with a change in control of the Company, if such triggering event occurred prior to the completion of three years of continuous service with the Company.

[8]

Value of health benefits calculated based on the cost to the Company of current benefits elections for each executive multiplied by the number of months specified by the applicable employment agreement or employment arrangement. Actual costs of providing these benefits may vary from amounts reflected above.

[9]

Pursuant to the CIC Plan, as amended, to the extent severance payments would subject our named executive officers to an excise tax under Sections 4999 and 280G of the Tax Code, the payments will be reduced to the extent necessary to prevent any portion of the payments from becoming nondeductible by us under Section 280G of the Tax Code or subject to the excise tax imposed under Section 4999 of the Tax Code, but only if, by reason of that reduction, the net after-tax benefit received by the executive exceeds the net after-tax benefit the executive would receive if no reduction was made.

[10]

Amounts included in the “Termination without Cause or by executive with Good Reason” column reflect average of actual MIP payments for fiscal 2012 and fiscal 2011. Amounts included in the “Termination” column in connection with a change in control reflect two times the MIP target for fiscal 2012.

[11]	Reflects cash payment of $500,000 payable under offer letter with Mr. Hinrichs, dated November 29, 2010, as further discussed above.

Director Compensation

On an annual basis, the Compensation Committee reviews comparative market data and recommendations from its compensation consultant with regard to the structure of our non-employee director compensation and the amounts paid to our non-employee directors. In November 2011, based on the analysis of Frederic W. Cook & Co. and the recommendation of the Compensation Committee, our Board of Directors approved the following changes to our non-employee director compensation framework for fiscal 2012:

•	a $5,000 increase in the cash retainer payable to each director who serves as Chair of a Board Committee;
•	a $25,000 increase in the annual grant of RSUs to each director;
•	elimination of the initial grant of RSUs awarded to new directors upon election to the Board; and
•	elimination of tax gross-ups for directors related to spousal travel arrangements provided by the Company.

The table below summarizes the elements and amount of compensation we paid to our non-employee directors for Board and Committee service in fiscal 2012:

Compensation Element	Amount
Annual Retainer	$100,000
Additional Retainer for the Presiding Director	$20,000
Additional Retainer for Committee Service:
Audit Committee (member /chair)	$10,000 / $25,000
Human Resources and Compensation Committee (member /chair)	$10,000 / $25,000
Governance and Compliance Committee (member /chair)	$5,000 / $15,000
Equity Grant[1]
RSUs (annual award)	$150,000

[1]

On an annual basis, we grant each of our non-employee directors an equity award in the form of RSUs for a number of shares of our common stock with a value of $150,000 on the grant date. Director RSUs are generally granted on the date of our annual meeting of stockholders in November of each year and vest in full one year from the date of grant.

In fiscal 2012, directors were given the option to defer payment of their cash retainers and their RSUs into our DCP, and going forward, we intend to continue to allow directors to make such deferral elections. For directors, deferred cash balances under the DCP are paid upon termination from board service, death or disability. Payments generally will commence at least six months after the event triggering the payment, except in the case of death or disability. For RSUs, which would otherwise be settled in shares of common stock on the date of vesting, directors can defer delivery of the shares until after termination from Board service or until a fixed future date. We also reimburse directors for reasonable out-of-pocket travel expenses incurred in connection with attendance at Board and committee meetings and attendance at director education programs. We may also reimburse directors for out-of-pocket expenses incurred by the director’s spouse in connection with spousal participation in occasional board-related activities. As set forth above, we do not provide a “gross-up” or otherwise reimburse directors for payment of taxes related to such reimbursement.

The following table reflects all compensation awarded to, earned by or paid to the Company’s non-employee directors during fiscal 2012:

Name	Fees Earned or Paid in Cash[1]($)	Stock Awards[2]($)	Total ($)
Philip L. Francis	$113,750	$150,000	$263,750
Robert F. Friel	$110,000	$150,000	$260,000
Jacqueline Kosecoff, Ph.D.	$115,000	$150,000	$265,000
J. Michael Losh	$130,000	$150,000	$280,000
Gregory T. Lucier	$123,750	$150,000	$273,750
Edward D. Miller, M.D.	$105,000	$150,000	$255,000
Michael D. O’Halleran	$110,000	$150,000	$260,000
Robert P. Wayman	$128,750	$150,000	$278,750

[1]

Reflects cash retainer amounts paid quarterly in connection with the regularly-scheduled meetings of the Board and Board Committees held during fiscal 2012. Amounts reflect the increase in the cash retainers discussed above, which became effective November 2011.

[2]

Reflects RSUs granted on November 2, 2011 pursuant to the LTIP that vest in full one year from the date of grant. Based on the award values set forth above, each RSU was granted with respect to 6,019 shares of CareFusion common stock. The share amounts for these RSU awards were determined by dividing the award value by $24.92, the closing price of our common stock on the NYSE on the date of grant. Amounts shown reflect grant date fair value computed in accordance with Accounting Standards Codification Topic 718, rather than an amount paid to or realized by the director.

The following table shows the number of stock awards and stock option awards outstanding for each non-employee director as of June 30, 2012:

Name	Unvested Stock Awards[1]	Vested Stock Awards Subject to Deferred Delivery[2]	Stock Option Awards[3]
Philip L. Francis	6,019	—	22,690
Robert F. Friel	6,019	13,761	—
Jacqueline Kosecoff, Ph.D.	6,019	—	—
J. Michael Losh	6,019	13,761	130,301
Gregory T. Lucier	6,019	13,761	—
Edward D. Miller, M.D.	6,019	—	—
Michael D. O’Halleran	6,019	13,761	29,712
Robert P. Wayman	6,019	—	—

[1]	Reflects RSUs granted on November 2, 2011 that vest in full one year from the date of grant.
[2]	Reflects vested RSUs for which delivery has been deferred.
[3]

Reflects stock options that were granted as replacement awards in connection with the spinoff with respect to stock options originally granted by Cardinal Health. Replacement awards have substantially the same terms, vesting conditions and other restrictions as the original award. All of the stock options in the table above are fully vested and exercisable, provided, however, that the exercise price for certain of these stock options exceeded the closing price of the Company’s common stock on the NYSE on June 30, 2012.

As discussed above in the Compensation Discussion and Analysis, we maintain stock ownership guidelines that apply to our executive officers and our non-employee directors. Under our stock ownership guidelines, our non- employee directors are required to accumulate and hold a number of shares of stock valued at five times the annual cash retainer within five years after joining our Board of Directors. As of June 30, 2012, all of our non-employee directors held shares valued in excess of five times the annual cash retainer. For more information about the shares of CareFusion common stock beneficially owned by our non-employee directors, please refer to “Security Ownership of Certain Beneficial Owners and Management” on page 164 of this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

During fiscal 2012 and as of the date of this Annual Report on Form 10-K, none of the members of the Compensation Committee has been an officer or employee of CareFusion or had a relationship with the Company requiring disclosure under Item 404 of Regulation S-K, and none of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes options and other rights outstanding under our share-based compensation plans as of June 30, 2012:

Plan Category	Securities to be Issued Upon Exercise (a)[1]	Weighted - Average Exercise Price (b)[2]	Securities Available for Future Issuance (c)[3]
Equity Compensation Plan Approved by Security Holders	17,656,449	27.16	16,585,958
Equity Compensation Plan Not Approved by Security Holders	—	—	—

[1]

This amount reflects the number of shares of common stock to be issued upon exercise of outstanding stock options, as well as 3,212,680 shares subject to the vesting of outstanding restricted stock awards and units and 639,099 shares subject to the vesting of outstanding performance stock units at June 30, 2012. For performance stock units granted during the fiscal year ended June 30, 2012 this amount includes an estimate of the number of shares to be delivered pursuant to such awards, assuming the performance targets are achieved by the fiscal year ending June 30, 2014. For performance stock units granted during the fiscal year ended June 30, 2011 this amount includes an estimate of the number of shares to be delivered pursuant to such awards, assuming all performance targets are achieved within three years of grant date.

[2]

Reflects weighted-average exercise price of outstanding stock options and does not include unvested restricted stock awards and units or performance stock units at June 30, 2012, which have weighted average grant date fair values of $24.04 and $18.80, respectively.

[3]

Reflects the number of shares of common stock remaining available for future issuance under the 2009 Long-Term Incentive Plan (“LTIP”), excluding securities reflected in column (a). See note 21 to the consolidated financial statements for a description of the various share-based grants that may be issued under the LTIP. At June 30, 2012, 23.4 million shares out of the 40.0 million shares authorized for issuance under the LTIP have been used for the grant of incentive and non-qualified stock options, the grant of restricted stock and restricted stock units and the grant of performance stock units. The number of shares to be issued in connection with performance stock units granted during the fiscal years ended June 30, 2012 and 2011 is not determined until the end of the performance periods and are therefore included at the current estimate of payout shares.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 18, 2013 (unless otherwise indicated below), with respect to (1) each person who is known by us who beneficially owns more than 5% of our common stock, (2) each director and named executive officer and (3) all of our directors and executive officers as a group. The address of each director and executive officer shown in the table below is c/o CareFusion Corporation, 3750 Torrey View Court, San Diego, CA 92130. We determined beneficial ownership under rules promulgated by the SEC, based on information obtained from questionnaires, Company records and filings with the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days of January 18, 2013. For our directors and executive officers, this includes shares subject to stock options, restricted stock units and/or performance stock units that can be acquired (including as a result of expected vesting and/or delivery) within 60 days of January 18, 2013, which we refer to as presently vested equity. All percentages are based on our shares outstanding as of January 18, 2013. Except as noted below, each holder has sole voting and investment power with respect to all shares listed as beneficially owned by that holder.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock
JPMorgan Chase & Co.[1]	18,228,853	8.2%
The Vanguard Group, Inc.[2]	12,596,902	5.7%
Kieran T. Gallahue[3]	801,238	*
James F. Hinrichs[3]	352,889	*
Thomas J. Leonard[3]	209,726	*
Vivek Jain[3]	270,249	*
Joan B. Stafslien[3]	218,324	*
Philip L. Francis[4,5]	56,090	*
Robert F. Friel[6]	25,313	*
Jacqueline B. Kosecoff, Ph.D	25,313	*
J. Michael Losh[4,6,7]	160,482	*
Gregory T. Lucier[6]	25,313	*
Edward D. Miller, M.D.[6]	25,313	*
Michael D. O’Halleran[4,6,8]	58,929	*
Robert P. Wayman	25,313	*
All directors and executive officers as a group (17 persons) [9]	2,593,445	1.2%

*	Less than 1%.
[1]

Based on information obtained from a Schedule 13G filed with the SEC on January 22, 2013 by JPMorgan Chase & Co. (“JPMorgan”) on behalf of itself and its wholly owned subsidiaries, JPMorgan Chase Bank, National Association, J.P. Morgan Investment Management Inc., JPMorgan Asset Management (UK) Ltd., J.P. Morgan Trust Company of Delaware and JPMORGAN ASSET MANAGEMENT (CANADA) INC. JPMorgan reported that as of December 31, 2012 it had sole voting power with respect to 15,144,194 shares of our common stock, shared voting power with respect to 489,386 shares of our common stock, sole dispositive power with respect to 17,662,428 shares of our common stock, shared dispositive power with respect to 565,547 shares of our common stock, and that the shares are beneficially owned by JPMorgan and its wholly owned subsidiaries identified above. The address of JPMorgan is 270 Park Avenue, New York, NY 10017. The number of shares held by JPMorgan and its related entities may have changed since the filing of the Schedule 13G.

[2]

Based on information obtained from a report on Form 13F filed with the SEC on November 14, 2012 by The Vanguard Group, Inc. (“Vanguard”) and certain related entities. Includes 12,227,050 shares of common stock held by Vanguard; 305,525 shares of common stock held by Vanguard Fiduciary Trust Company; and 64,327 shares of common stock held by Vanguard Investments Australia Ltd. The address of Vanguard is P.O. Box 2600, Valley Forge, PA 19482. The number of shares held by Vanguard and its related entities may have changed since the filing of the Form 13F.
[3]

Common stock and the percent of class listed as beneficially owned by our named executive officers include presently vested equity, as follows: Mr. Gallahue — 716,517 shares; Mr. Hinrichs — 307,707 shares; Mr. Leonard — 151,071 shares; Mr. Jain — 187,905 shares; and Ms. Stafslien — 155,471shares.

[4]

Common stock and the percent of class listed as beneficially owned by the listed director includes presently vested equity, as follows: Mr. Francis — 22,690 shares; Mr. Losh — 126,874 shares; and Mr. O’Halleran — 26,285 shares.

[5]	Includes 975 shares of common stock held by Mr. Francis’ spouse for the benefit of Mr. Francis’ daughter and 20,873 shares held in a trust for Mr. Francis’ benefit.
[6]

Common stock and the percent of class listed as beneficially owned includes shares for which delivery has been deferred, as follows: Mr. Friel — 19,780 shares; Mr. Losh — 19,780 shares; Mr. Lucier — 19,780 shares; Dr. Miller — 6,019 shares; and Mr. O’Halleran — 13,761 shares.

[7]	Includes 750 shares of common stock held in a trust for the benefit of Mr. Losh’s daughters.
[8]	Includes 3,750 shares of common stock held in a trust for Mr. O’Halleran’s benefit.
[9]

Common stock and percent of class listed as beneficially owned by all directors and executive officers as a group include presently vested equity with respect to an aggregate of 1,962,789 shares of common stock. Certain of our executive officers meet the eligibility requirements for retirement under the 2009 Long-Term Incentive Plan (the “LTIP”). Due to their retirement eligibility and pursuant to the terms of the LTIP, their rights to certain stock options and restricted stock units have vested or will vest within 60 days of January 18, 2013; provided, however, that such awards will only become exercisable or payable, as the case may be, in accordance with their original vesting schedules. Accordingly, the 160,602 shares of common stock subject to these awards are not reflected in the above table as beneficially owned.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures for Approval of Related Person Transactions

The Board has adopted a written Related Person Transaction Policy and Procedures, which requires the approval or ratification by the Audit Committee of any transaction or series of transactions exceeding $120,000 in any year, in which we are a participant and any related person has a direct or indirect material interest. Related persons include our directors, nominees for election as a director, persons controlling over 5% of our common stock and executive officers and the immediate family members of each of these individuals.

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

If advance Audit Committee approval of a transaction is not feasible, the transaction will be considered for ratification at the Audit Committee’s next regularly scheduled meeting. If a transaction relates to a director, that director will not participate in the Audit Committee’s deliberations. In addition, the Audit Committee Chair may pre-approve or ratify any related person transactions in which the aggregate amount is expected to be less than $500,000.

Related Person Transactions

During fiscal 2012, there were no transactions, or currently proposed transactions, in which we were or are to be a participant involving an amount exceeding $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board has established categorical standards to assist it in making its determination of director independence. As embodied in our Corporate Governance Guidelines, using standards that the Board has adopted to assist it in assessing independence and in accordance with applicable SEC rules and the listing standards of the NYSE, the Board defines an “independent director” to be a director who:

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

The Board assesses on a regular basis, and at least annually, the independence of our directors and, based on the recommendation of the Governance and Compliance Committee, makes a determination as to which directors are independent. References to “us,” “we” or “the Company” above would include any subsidiary in a consolidated group with CareFusion Corporation. The terms “immediate family member” and “executive officer” above are expected to have the same meaning specified for such terms in the NYSE listing standards.

The Board has determined that the following directors, comprising all of our non-employee directors, are independent under the listing standards of the NYSE and our Corporate Governance Guidelines: Messrs. Philip L. Francis, Robert F. Friel, J. Michael Losh, Gregory T. Lucier, Michael D. O’Halleran and Robert P. Wayman and Drs. Jacqueline B. Kosecoff and Edward D. Miller.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Related Matters

Audit and Non-Audit Fees.    The following table presents the fees for professional services earned by Ernst & Young LLP for services rendered to the Company for the fiscal years ended June 30, 2012 and 2011:

	2012	2011
Audit Fees[1]	$4,763,142	$5,300,637
Audit-Related Fees[2]	313,019	48,606
Tax Fees[3]	54,490	232,311
All Other Fees[4]	143,231	83,432

Total	$5,273,882	$5,664,986

[1]

Audit Fees include services relating to the integrated audit of the consolidated annual financial statements and internal control over financial reporting, the review of financial statements included in the Company’s quarterly reports on Form 10-Q and statutory and regulatory filings or engagements.

[2]	Audit-Related Fees include services relating to employee benefit plan audits, accounting consultations and reviews, and due diligence services.
[3]	Tax Fees include services relating to tax compliance, tax advice, and tax planning.
[4]	All Other Fees consist of fees for products and services other than the services reported above.

Policy Regarding Pre-Approval of Services Provided by the Independent Auditor.

The Audit Committee has established an Audit and Non-Audit Services Compliance Policy (the “Policy”) requiring pre-approval of all audit and permissible non-audit services performed by the independent auditor to monitor the auditor’s independence from the Company. The Policy provides for the annual pre-approval of specific types of services pursuant to policies and procedures adopted by the Audit Committee, and gives detailed guidance to management as to the specific services that are eligible for such annual pre-approval.

The Policy requires the specific pre-approval of all other permitted services. For both types of pre-approval, the Audit Committee considers whether the provision of a non-audit service is consistent with the SEC’s rules on auditor independence. Additionally, the Audit Committee considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. Also, unless a service is a pre-approved service set forth in the Policy and within the established guidelines, it will require approval by the Audit Committee in order for it to be provided by the independent auditor. In its review, the Audit Committee will also consider the relationship between fees for audit and non-audit services in deciding whether to pre-approve such services.

As provided under the Sarbanes-Oxley Act of 2002 and the SEC’s rules, the Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee to address certain requests for pre-approval of services for up to $250,000, and the Chair must report his or her pre-approval decisions to the Audit Committee at its next regular meeting. The Policy is designed to help ensure that there is no delegation by the Audit Committee of authority or responsibility for pre-approval decisions to management. The Audit Committee monitors compliance by requiring management to report to the Audit Committee on a regular basis regarding the pre-approved services rendered by the independent auditor. Management has also implemented internal procedures to promote compliance with the Policy.

The Audit Committee has selected Ernst & Young LLP to serve as our independent auditor for the fiscal year ending June 30, 2013, subject to ratification by our stockholders. Ernst & Young LLP has served as the independent auditor of the Company since the spinoff from Cardinal Health and also audited the Company’s financial statements while it was part of Cardinal Health. Representatives of Ernst & Young LLP will be present at the Annual Meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1)	Page No.
Consolidated and Combined Financial Statements:
Report of Independent Registered Public Accounting Firm	59
Consolidated and Combined Statements of Income for the Fiscal Years Ended June 30, 2012, 2011 and 2010	60
Consolidated Balance Sheets at June 30, 2012 and 2011	61
Consolidated and Combined Statements of Stockholders’ Equity for the Fiscal Years Ended June 30, 2012, 2011 and 2010	62
Consolidated and Combined Statements of Cash Flows for the Fiscal Years Ended June 30, 2012, 2011 and 2010	63
Notes to Consolidated and Combined Financial Statements	64
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	119

(a) (2) The following Supplemental Schedule is included in this report:

Financial Statement Schedule:	Page No.
Schedule II — Valuation and Qualifying Accounts	176

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
Form 8-K filed on July 22, 2009, File No. 1-11373).¯

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

Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

10.1	Transition Services Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.2	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.3	Employee Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.4	Form of Indemnification Agreement between CareFusion Corporation and individual directors (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on June 26, 2009, File No. 1-34273).

10.5	Form of Indemnification Agreement between CareFusion Corporation and individual officers (incorporated by reference to Exhibit 10.6 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on June 26, 2009, File No. 1-34273).

10.6	Retention Agreement, dated as of August 31, 2004, between ALARIS Medical Systems, Inc. and David L. Schlotterbeck (incorporated by reference to Exhibit 10.36 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373). #

10.7	First Amendment to the Retention Agreement between ALARIS Medical Systems, Inc. and David L. Schlotterbeck, dated and effective as of November 2, 2005 (incorporated by reference to Exhibit 10.06 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373). #

10.8	Second Amendment to Retention Agreement between CareFusion 303, Inc (f/k/a ALARIS Medical Systems, Inc. or Cardinal Health 303, Inc.) and David L. Schlotterbeck, effective November 26, 2007 (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 6, 2008, File No. 1-11373). #

10.9	Employment Agreement, dated August 31, 2009, between CareFusion Corporation and David L. Schlotterbeck, including forms of Retention Award Agreements for Nonqualified Stock Options and Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009, File No. 1-34273). #

10.10	Form of Executive Officer Offer Letter (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009,
File No. 1-34273). #

10.11	Form of Director Offer Letter (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.12	Three Year Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K dated July 6, 2009, File No. 1-34273).

Exhibit Number	Description of Exhibits

10.13	364-Day Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K dated July 6, 2009, File No. 1-34273).

10.14	Purchase Agreement, dated July 14, 2009, among CareFusion Corporation, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

10.15	CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161615). #

10.16	Form of Nonqualified Stock Option Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.17	Form of Nonqualified Stock Option Agreement, as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.18	Form of Restricted Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.19	Form of Performance Stock Units Agreement, as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.20	Form of Restricted Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan, used in connection with fiscal year 2012 equity grants, for officers of the Company (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 filed on August 9, 2011, File No. 1-34273) #

10.21	Form of Restricted Stock Units Agreement (Officers), as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.22	Form of Restricted Stock Units Agreement for Directors under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.23	Form of Restricted Stock Units Agreement (Directors), as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.24	Form of Restricted Stock Units Agreement (Multi-year vest), as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.25	Form of Restricted Stock Units Agreement (Cliff vest), as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

Exhibit Number	Description of Exhibits

10.26	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.27	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.28	Form of terms and conditions applicable to restricted shares under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.29	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273).#

10.30	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.31	Form of terms and conditions applicable to restricted shares under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.32	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for directors of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.33	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for directors of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.34	CareFusion Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161611). #

10.35	CareFusion Corporation Management Incentive Plan (as amended and restated effective as of July 1, 2010) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2010, File No. 1-34273). #

10.36	CareFusion Corporation Severance Plan, as amended and restated effective July 1, 2012 (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.37	CareFusion Corporation Executive Change in Control Severance Plan, as amended and restated effective July 1, 2012 (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

Exhibit Number	Description of Exhibits

10.38	CareFusion Corporation Executive Severance Guidelines, as amended and restated effective July 1, 2012 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.39	Retention Agreement, dated October 15, 2009, between CareFusion Corporation and Dwight Winstead, including a Retention Award and Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2009, File No. 1-34273). #

10.40	Separation Agreement dated June 22, 2010, between CareFusion Corporation and Carol Zilm (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed on August 19, 2010, File No. 1-34273). #

10.41	Retirement Agreement dated as of November 1, 2010, with David L. Schlotterbeck (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on November 2, 2010, File No. 1-34273). #

10.42	Offer Letter dated as of November 29, 2010, with James Hinrichs (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 1, 2010, File No. 1-34273). #

10.43	Severance Agreement dated as of December 1, 2010, with Edward Borkowski (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 1, 2010, File No. 1-34273). #

10.44	Employment Agreement dated as of January 29, 2011, with Kieran T. Gallahue (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011, File No. 1-34273). #

10.45	Credit Agreement, dated as of July 6, 2011, among CareFusion Corporation, JPMorgan Chase Bank, N.A., as administrative agent and swing line lender, Bank of America, N.A., as syndication agent, the other lenders party thereto and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2011, File No. 1-34273).

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of CareFusion Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm.*

24.1	Powers of Attorney (included on the signature page).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

99.1	Amended Consent Decree for Condemnation and Permanent Injunction (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273).

101.INS	XBRL Instance Document†

Exhibit Number	Description of Exhibits

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Filed herewith.
#	Indicates management contract or compensatory plan.
¯	The schedules and exhibits to the Separation Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission supplementally upon request.
†	XBRL (Extensible Business Reporting Language) information included herewith is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

(c)	Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description
II	Valuation and Qualifying Accounts

CAREFUSION CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal Year 2012:
Accounts Receivable	$13	$6	$—	$(4)	$15
Inventory Reserve	40	9	—	(11)	38
Net Investment in Sales-Type Leases	9	2	1	(2)	10

	$62	$17	$1	$(17)	$63

Fiscal Year 2011:
Accounts Receivable	$9	$6	$1	$(3)	$13
Inventory Reserve	45	5	1	(11)	40
Net Investment in Sales-Type Leases	8	1	—	—	9

	$62	$12	$2	$(14)	$62

Fiscal Year 2010:
Accounts Receivable	$16	$—	$(1)	$(6)	$9
Inventory Reserve	35	18	(1)	(7)	45
Net Investment in Sales-Type Leases	7	—	1	—	8

	$58	$18	$(1)	$(13)	$62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2013.

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

Signature	Title	Date

/s/ Kieran T. Gallahue Kieran T. Gallahue	Chairman and Chief Executive Officer and Director (principal executive officer)	January 31, 2013

/s/ James F. Hinrichs James F. Hinrichs	Chief Financial Officer (principal financial officer)	January 31, 2013

/s/ Jean Maschal Jean Maschal	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	January 31, 2013

/s/ Philip L. Francis Philip L. Francis	Director	January 31, 2013

/s/ Robert F. Friel Robert F. Friel	Director	January 31, 2013

/s/ Jacqueline B. Kosecoff Jacqueline B. Kosecoff, Ph.D.	Director	January 31, 2013

/s/ J. Michael Losh J. Michael Losh	Presiding Director	January 31, 2013

/s/ Gregory T. Lucier Gregory T. Lucier	Director	January 31, 2013

/s/ Edward D. Miller Edward D. Miller, M.D.	Director	January 31, 2013

/s/ Michael D. O’Halleran Michael D. O’Halleran	Director	January 31, 2013

/s/ Robert P. Wayman Robert P. Wayman	Director	January 31, 2013