Form 10-Q
period 2012-09-30
CAREFUSION Corp
filed 2013-02-08
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission on January 31, 2013. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarters Ended September 30,
(in millions, except per share amounts)	2012	2011

Revenue	$837	$828
Cost of Products Sold	401	405

Gross Margin	436	423

Selling, General and Administrative Expenses	244	264
Research and Development Expenses	47	37
Restructuring and Acquisition Integration Charges	2	7

Operating Income	143	115

Interest Expense and Other, Net	19	25

Income Before Income Tax	124	90
Provision for Income Tax	37	18

Income from Continuing Operations	87	72
Loss from Discontinued Operations, Net of Tax	(3)	(2)

Net Income	$84	$70

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.39	$0.32
Discontinued Operations	$(0.01)	$(0.01)
Basic Earnings per Common Share	$0.38	$0.31

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.39	$0.32
Discontinued Operations	$(0.01)	$(0.01)
Diluted Earnings per Common Share	$0.37	$0.31

Weighted-Average Number of Common Shares Outstanding:
Basic	221.9	223.8
Diluted	224.4	226.3

See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011
Net Income	$84	$70

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments (net of tax expense of $2 million for the three months ended September 30, 2012 and tax benefit of $3 million for the three months ended September 30, 2011)	22	(27)
Unrealized Gain/(Loss) on Derivatives (net of tax expense of $1 million for the three months ended September 30, 2012 and tax benefit of $1 million for the three months ended September 30, 2011)	1	(2)
Unrealized Loss on Interest Rate Swaps (net of tax benefit of $1 million for the three months ended September 30, 2012)	(2)	—

	21	(29)

Comprehensive Income, Net of Tax	$105	$41

See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	September 30, 2012	June 30, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,461	$1,648
Trade Receivables, Net	409	441
Current Portion of Net Investment in Sales-Type Leases	370	374
Inventories, Net	410	390
Prepaid Expenses	37	25
Other Current Assets	198	167
Current Assets of Discontinued Operations	—	73

Total Current Assets	2,885	3,118

Property and Equipment, Net	422	431
Net Investment in Sales-Type Leases, Less Current Portion	992	978
Goodwill	3,044	3,039
Intangible Assets, Net	819	831
Other Assets	91	91

Total Assets	$8,253	$8,488

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$2	$251
Accounts Payable	181	176
Deferred Revenue	69	62
Accrued Compensation and Benefits	93	139
Other Accrued Liabilities	220	286
Current Liabilities of Discontinued Operations	—	19

Total Current Liabilities	565	933

Long-Term Obligations, Less Current Portion	1,151	1,151
Deferred Income Taxes	654	644
Other Liabilities	541	529

Total Liabilities	2,911	3,257

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued and Outstanding – None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued and Outstanding – 222.6 and 221.4 shares at September 30, 2012 and June 30, 2012, respectively	2	2
Treasury Stock, at cost, 4.1 shares at September 30, 2012 and June 30, 2012, respectively	(105)	(105)
Additional Paid-In Capital	4,765	4,759
Retained Earnings	747	663
Accumulated Other Comprehensive Loss	(67)	(88)

Total Stockholders’ Equity	5,342	5,231

Total Liabilities and Stockholders’ Equity	$8,253	$8,488

See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarters Ended September 30,
(in millions)	2012	2011

Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,648	$1,370

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$(1)	$1

Cash Flows from Operating Activities:
Net Income	84	70
Loss from Discontinued Operations	(3)	(2)

Income from Continuing Operations	87	72

Adjustments to Reconcile Income from Continuing Operations to Net Cash (Used in)/Provided by Operating Activities:
Depreciation and Amortization	45	48
Other Non-Cash Items	34	34
Change in Operating Assets and Liabilities:
Trade Receivables	32	36
Inventories	(22)	(55)
Net Investment in Sales-Type Leases	(10)	(11)
Accounts Payable	7	(15)
Other Accrued Liabilities and Operating Items, Net	(95)	(106)

Net Cash Provided by Operating Activities – Continuing Operations	78	3
Net Cash Provided by/(Used in) Operating Activities – Discontinued Operations	1	(2)

Net Cash Provided by Operating Activities	79	1

Cash Flows from Investing Activities:
Cash Paid for Acquisition, Net of Cash Received	(2)	(131)
Other Investing Activities	(18)	(24)

Net Cash Used in Investing Activities – Continuing Operations	(20)	(155)

Net Cash Used in Investing Activities	(20)	(155)

Cash Flows from Financing Activities:
Reduction of Long-Term Obligations	(250)	—
Other Financing Activities	(9)	(19)

Net Cash Used in Financing Activities – Continuing Operations	(259)	(19)
Net Cash Provided by Financing Activities – Discontinued Operations	—	1

Net Cash Used in Financing Activities	(259)	(18)

Effect of Exchange Rate Changes on Cash – Continuing Operations	14	(14)
Effect of Exchange Rate Changes on Cash – Discontinued Operations	—	1

Net Effect of Exchange Rate Changes on Cash	14	(13)

Net Decrease in Cash and Cash Equivalents – Continuing Operations	(187)	(185)
Net Increase in Cash and Cash Equivalents – Discontinued Operations	1	—

Net Decrease in Cash and Cash Equivalents	(186)	(185)

Cash and Cash Equivalents at September 30, Attributable to Continuing Operations	$1,461	$1,185

Cash and Cash Equivalents at September 30, Attributable to Discontinued Operations	$—	$1

See accompanying notes to unaudited condensed consolidated financial statements

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

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated and combined financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated and combined financial statements for our fiscal year ended June 30, 2012, filed with the SEC with our Annual Report on Form 10-K on January 31, 2013 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

Reorganization of Segment Information. Leading up to our spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our businesses into two new global operating segments and reporting segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics product line with our Respiratory Technologies business unit within our Medical Systems segment. Our respiratory diagnostics product line had previously been reported within our Procedural Solutions segment as “Other.” Financial information for all periods presented have been reclassified to reflect these changes to our operating and reporting segments.

The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business units. The Dispensing Technologies business unit includes equipment and related services for medication and supply dispensing. The Infusion Systems business unit includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business unit includes respiratory ventilators and dedicated disposable ventilator circuits and accessories, as well as our respiratory diagnostics product line. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”

The Procedural Solutions segment is organized around our disposable products businesses. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business units. The Infection Prevention business unit includes single-use skin antiseptic and other patient-preparation

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business unit includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business unit includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy.

New Accounting Pronouncements (Adopted during Fiscal Year 2013)

ASU 2011-05 & ASU 2011-12, In June 2011, The Financial Accounting Standards Board (“FASB”) issued ASU 2011-05—Presentation of Comprehensive Income (“ASU 2011-05”), and in December 2011 issued ASU 2011-12—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-05 amends existing guidance around comprehensive income and aligns Other Comprehensive Income (“OCI”) disclosure requirements between GAAP and International Financial Reporting Standards. Previously, components of OCI could be presented as part of the statement of changes in stockholders’ equity; ASU 2011-05 requires entities to report these in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used in existing GAAP, and the second statement would include components of OCI. ASU 2011-05 does not change the items that must be reported within OCI. ASU 2011-12 indefinitely defers portions of the new presentation requirements of ASU 2011-05 around reclassifications of items out of accumulated OCI. During the deferral period, entities will still need to comply with the existing requirements of GAAP for the presentation of reclassification adjustments. We adopted the provisions of ASU 2011-05 and ASU 2011-12 during the quarter ended September 30, 2012. The adoptions of ASU 2011-05 and ASU 2011-12 had no material impact on our financial condition, results of operations or cash flows.

NOTE 2. DISCONTINUED OPERATIONS

Nicolet Business

During the quarter ended March 31, 2012, we committed to a plan to sell our Nicolet neurodiagnostic and monitoring products business, resulting in held for sale classification of the underlying assets. As a result, the assets of the Nicolet business were written down to fair value less costs to sell. In April 2012, we entered into a definitive agreement to sell the Nicolet business for approximately $58 million in cash, subject to post closing adjustments related to working capital. As a result, we recorded a pre-tax impairment charge of approximately $78 million in the fiscal year ended June 30, 2012. On July 1, 2012 we completed the sale of the Nicolet business, resulting in an additional $5 million loss recorded in the quarter ended September 30, 2012, primarily related to the tax impact from the sale. The Nicolet business was historically part of our Procedural Solutions segment. Our decision to sell the Nicolet business is part of our continuing strategy of divesting product lines that do not align with our objectives.

NOTE 3. EARNINGS PER SHARE

For the quarters ended September 30, 2012 and 2011, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of the shares used to compute basic and diluted earnings per share for the quarters ended September 30, 2012 and 2011:

	Quarters Ended September 30,
(shares in millions)	2012	2011
Denominator for Basic Earnings per Share	221.9	223.8
Effect of Dilutive Securities:
Stock Options	1.1	0.9
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.4	1.6

Denominator for Diluted Earnings per Share	224.4	226.3

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The table below provides a summary of the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the quarters ended September 30, 2012 and 2011:

	Quarters Ended September 30,
(securities in millions)	2012	2011
Number of Securities	7.7	8.4
Weighted Average Exercise Price	$31.20	$31.51

Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income, therefore, the sum of per share components may not equal the per share amounts presented.

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. During fiscal year 2012, we repurchased a total of 3.9 million shares of our common stock under the share repurchase program for an aggregate of $100 million (excluding commissions and fees). No shares were repurchased under this program during the quarter ended September 30, 2012. We expect to continue to manage the pace of the remaining $400 million of purchases under this program based on market conditions and other relevant factors.

NOTE 4. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities and associated charges are measured at fair value as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters ended September 30, 2012 and 2011:

	Quarters Ended September 30,
(in millions)	2012	2011
Restructuring Charges	$2	$7
Acquisition Integration Charges	—	—

Total Restructuring and Acquisition Integration Charges	$2	$7

Restructuring Charges

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

The following table includes information regarding our current restructuring programs:

	Accrued at	Quarter Ended September 30, 2012		Accrued at
(in millions)	June 30, 2012[1]	Accrued Costs	Cash Payments	Sept. 30, 2012[1]
Total Restructuring Programs	$10	$2	$(5)	$7

[1]	Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

As discussed in note 1 to the unaudited condensed consolidated financial statements, in order to better align our operating and reporting structures with our updated business profile, commencing with the quarter ended September 30, 2011, we have re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics product line with our Respiratory Technologies business unit within our Medical Systems segment.

The following table segregates our restructuring charges into our reportable segments for the quarters ended September 30, 2012 and 2011, net of reclassification adjustments to conform to the current period presentation:

	Quarters Ended September 30,
(in millions)	2012	2011[1]
Medical Systems	$1	$5
Procedural Solutions	1	2

Total Restructuring Charges	$2	$7

[1]

Restructuring charges include the global restructuring program initiated in the fiscal year ended June 30, 2011 (the “2011 Plan”). Substantially all of the costs associated with the 2011 Plan were incurred as of June 30, 2011.

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

NOTE 5. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	September 30, 2012	June 30, 2012
Raw Materials	$145	$145
Work-in-Process	20	20
Finished Goods	286	263

	451	428
Reserve for Excess and Obsolete Inventories	(41)	(38)

Inventories, Net	$410	$390

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

impact of anticipated changes in business practices, market dynamics, and economic conditions. We also reserve individual balances based on the evaluation of customers’ specific circumstances. We write off amounts that are deemed uncollectible. Financing receivables are generally considered past due 30 days after the billing date. We do not accrue interest on past due financing receivables.

The change in the allowance for credit losses on financing receivables for the three months ended September 30, 2012, consisted of the following:

(in millions)
Beginning balance of allowance for credit losses – June 30, 2012	$10
Charge-offs	—
Recoveries	—
Provisions	(1)

Ending balance of allowance for credit losses – September 30, 2012	$9

The following table summarizes the credit losses and recorded investment in sales-type leases as of September 30, 2012:

(in millions)
Allowance for credit losses:
Ending Balance at September 30, 2012	$9

Ending Balance: individually evaluated for impairment	$2

Ending Balance: collectively evaluated for impairment	$7

Sales-Type Leases:
Ending Balance at September 30, 2012	$1,362

Ending Balance: individually evaluated for impairment	$13

Ending Balance: collectively evaluated for impairment	$1,349

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, net of adjustments for discontinued operations:

(in millions)	Total
Balance at June 30, 2012	$3,039
Goodwill Acquired, Net of Foreign Currency Translation Adjustments	5

Balance at September 30, 2012	$3,044

As discussed in note 1 to the unaudited condensed consolidated financial statements, during the quarter ended September 30, 2012, we combined our respiratory diagnostics product line with our Respiratory Technologies business unit, which is included in the Medical Systems segment. Prior to re-segmentation, goodwill for the Medical Systems segment and the Procedural Solutions segment was $1,650 million and $1,389 million, respectively, as of June 30, 2012. After re-segmentation, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,066 million and $973 million, respectively, as of June 30, 2012.

As of September 30, 2012, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $2,069 million and $975 million, respectively. The amount set forth above for goodwill acquired reflects the impact of business acquisitions.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from 3 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
September 30, 2012
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	85	41	44
Developed Technology	9	360	166	194
Customer Relationships	16	479	259	220
Other	9	40	31	9

Total Amortized Intangibles	12	964	497	467

Total Intangibles		$1,316	$497	$819

June 30, 2012
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	86	41	45
Developed Technology	9	353	154	199
Customer Relationships	16	478	253	225
Other	8	41	31	10

Total Amortized Intangibles	12	958	479	479

Total Intangibles		$1,310	$479	$831

Amortization expense is as follows:

	Quarters Ended September 30,
(in millions)	2012	2011
Amortization Expense	$18	$21

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2013	2014	2015	2016	2017
Amortization Expense	$73	$70	$56	$53	$50

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 8. BORROWINGS

Borrowings consisted of the following:

(in millions)	September 30, 2012	June 30, 2012
Senior Notes due 2012, 4.125%, Effective Rate 4.37%	$—	$250
Senior Notes due 2014, 5.125% Less Unamortized Discount of $1.9 million at September 30, 2012, Effective Rate 5.36%	448	448
Senior Notes due 2019, 6.375% Less Unamortized Discount of $8.6 million at September 30, 2012, Effective Rate 6.60%	691	691
Euro Denominated Debt, Interest Averaging 3.50% at September 30, 2012, Due in Varying Installments through 2020	12	12
Other Obligations; Interest Averaging 8.78% at September 30, 2012 and 8.54% at June 30, 2012, Due in Varying Installments through 2014	2	1

Total Borrowings	1,153	1,402
Less: Current Portion	2	251

Long-Term Portion	$1,151	$1,151

Senior Unsecured Notes. In July 2009, we sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion. The discount on sale of the senior unsecured notes is amortized to interest expense utilizing the effective interest method. In August 2012, we used $250 million in cash to repay upon maturity the $250 million aggregate principal amount of the 4.125% senior notes due 2012.

Euro Denominated Debt. In connection with our acquisition of Rowa Automatisierungssysteme GmbH (“Rowa”) on August 1, 2011, we assumed a 9 million Euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. At September 30, 2012 and June 30, 2012, the aggregate outstanding balance on these loans was $12 million.

Revolving Credit Facility. In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million, under which no amounts were outstanding at September 30, 2012 or June 30, 2012. Effective as of December 10, 2012, we increased the aggregate commitments under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility.

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

The failure to timely file the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 resulted in a breach of our covenant under the credit facility to periodically deliver our financial statements to the lenders. We obtained waivers from the lenders under the credit facility, and will become current in our filings with the SEC with the filing of this Form 10-Q and have provided all required financial statements to the lenders.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Other Borrowings. We maintain other borrowings that consist primarily of additional notes, loans and capital leases. These additional notes, loans and capital leases totaled $2 million at September 30, 2012 and $1 million at June 30, 2012. Obligations related to capital leases are secured by the underlying assets.

Letters of Credit and Bank Guarantees. At September 30, 2012 and June 30, 2012, we had $24 million and $21 million, respectively, of letters of credit and bank guarantees outstanding.

NOTE 9. INCOME TAX

The effective tax rate was 29.8% and 20.5%, respectively, for the quarters ended September 30, 2012 and 2011.

The difference between the effective tax rate for the quarter ended September 30, 2012 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable adjustments related to certain foreign earnings taxed in the United States.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

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

Administrative Subpoenas. In April 2011, we received a federal administrative subpoena from the U.S. Department of Justice (“Department of Justice”) through the U.S. Attorney for the District of Kansas. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. In August 2012, we received another federal administrative subpoena from the Department of Justice containing additional information requests. All three subpoenas request for documents and other materials that relate primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. We are cooperating with the Department of Justice and the OIG to respond to these requests. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened, or any outcome of these matters. We cannot estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

proceedings and litigation relating to the matters addressed in the amended consent decree. As of September 30, 2012, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves to cover any possible future costs and expenses of compliance with the amended consent decree.

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

NOTE 11. FINANCIAL INSTRUMENTS

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

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of September 30, 2012 and June 30, 2012:

(in millions)	September 30, 2012	June 30, 2012
Assets:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[1]	$1	$2

Total Assets	$1	$2

Liabilities:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[2]	$1	$3
Forward Interest Rate Swap Agreements[3]	19	17

Total Liabilities	$20	$20

[1]	All foreign currency forward contracts classified as derivative assets are recorded as “Other Current Assets” in the unaudited condensed consolidated balance sheets.
[2]	All foreign currency forward contracts classified as derivative liabilities are recorded as “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.
[3]

All forward interest rate swap agreements classified as derivative liabilities are recorded as either “Other Accrued Liabilities” or “Other Liabilities” in the unaudited condensed consolidated balance sheets, depending on the expected settlement dates.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Cash Flow Hedges. We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts to manage variability of expected future cash flows from changing interest rates. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain (loss) on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of foreign currency forward contract cash flow hedges is included in the unaudited condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

At September 30, 2012 and June 30, 2012, we held foreign currency forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses. At September 30, 2012 and June 30, 2012, we also held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with our debt.

The following table shows the notional amount of the outstanding cash flow hedges as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$23	$47
Interest Rate Swap Agreements	750	750

Total	$773	$797

As of September 30, 2012, the foreign currency forward contracts are expected to mature through March 2013.

During the quarter ended September 30, 2012, we entered into forward interest rate swap agreements with the aggregate notional amount totaling $300 million. During the year ended June 30, 2012, we entered into forward interest rate swap agreements with the aggregate notional amount totaling $750 million, of which $300 million expired during the quarter ended September 30, 2012. These agreements hedge the variability in future interest rates due to changes in the benchmark interest rate.

Credit risk of these contracts was not material as of September 30, 2012 and June 30, 2012. The unrealized net loss included in OCI on the unaudited condensed consolidated balance sheet was $19 million and $18 million at September 30, 2012 and June 30, 2012, respectively. The amounts reclassified from OCI to the unaudited condensed consolidated statements of income for the quarters ended September 30, 2012 and 2011 were not material. The amount of ineffectiveness associated with these derivative instruments was not material.

Fair Value (Non-Designated) Hedges. We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain (loss) recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the unaudited condensed consolidated statements of income in “Interest Expense and Other, Net”. The maximum period of time that we hedge exposure for foreign currency fair value hedges is 31 days.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table summarizes the notional amount of the fair value hedges outstanding as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$51	$59

During the quarters ended September 30, 2012 and 2011, we recognized a $1 million loss and a $1 million gain, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on quoted market prices for the same or similar instruments as of September 30, 2012 and June 30, 2012:

	September 30, 2012		June 30, 2012
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign Currency Forward Contracts	$74	$—	$106	$(1)
Interest Rate Swap Agreements	750	(19)	750	(17)

Total	$824	$(19)	$856	$(18)

NOTE 12. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2012:

(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,257	$1,257	$—	$—
Other Investments	17	17	—	—
Assets-Foreign Currency Forward Contracts	1	—	1	—

Total Financial Assets	$1,275	$1,274	$1	$—

Financial Liabilities:
Liabilities-Foreign Currency Forward Contracts	$1	$—	$1	$—
Interest Rate Swap Agreements	19	—	19	—

Total Financial Liabilities	$20	$—	$20	$—

The cash equivalents balance is comprised of highly liquid investments purchased with an original maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the unaudited condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. Assets and liabilities classified as Level 2 relate to foreign currency forward contracts and interest rate swap agreements. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments. See note 11 for additional information. The amount of level 3 assets and liabilities measured on a recurring basis at September 30, 2012 was immaterial.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,340 million and $1,577 million as of September 30, 2012 and June 30, 2012, respectively, as compared to the net carrying amounts of $1,153 million and $1,402 million at September 30, 2012 and June 30, 2012, respectively. The fair value of our senior notes at September 30, 2012 and June 30, 2012 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at September 30, 2012 and June 30, 2012, was based on either the quoted market prices for the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at September 30, 2012 was determined using a discounted cash flow analysis, which approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 8 for additional information.

NOTE 13. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The table below summarizes the changes in the carrying amount of the liability for product warranties for the quarter ended September 30, 2012:

(in millions)
Balance at June 30, 2012	$31
Warranty Accrual	1
Warranty Claims Paid	(7)
Adjustments to Preexisting Accruals	—

Balance at September 30, 2012	$25

As of September 30, 2012 and June 30, 2012, approximately $13 million and $18 million, respectively, of the ending liability balances related to accruals for product recalls.

NOTE 14. SEGMENT INFORMATION

As discussed in note 1, in order to better align our operating and reportable segments with the manner in which we organize our businesses, commencing in the quarter ended September 30, 2011, we re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions. Additionally, during the quarter ended September 30, 2012, we reclassified our respiratory diagnostics product line from the Procedural Solutions segment into the Medical Systems segment within our Respiratory Technologies business unit. Our operations are principally managed on a products and services basis, and the Medical Systems and Procedural Solutions segments focus primarily on our medical equipment businesses and disposable products businesses, respectively. Financial information for all periods presented have been reclassified to reflect these changes to our operating and reporting segments.

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

Medical Systems. The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business units. The Dispensing Technologies business unit includes equipment and related services for medication and supply dispensing. The Infusion Systems business unit includes infusion pumps and dedicated

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

disposable infusion sets and accessories. The Respiratory Technologies business unit includes respiratory ventilators and dedicated disposable ventilator circuits and accessories, as well as our respiratory diagnostics product line. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”

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

We evaluate the performance of our operating segments based upon, among other things, segment profit. Segment profit is segment revenue less cost of products sold, SG&A expenses, research and development expenses and restructuring and acquisition integration charges. With the exception of goodwill, we do not identify or allocate assets by operating segment; accordingly, segment related disclosures with respect to assets have been omitted. See note 7.

The following table presents information about our reporting segments for the quarters ended September 30, 2012 and 2011, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions[1]	Total
September 30, 2012:
External Revenues	$551	$286	$837
Depreciation and Amortization	32	13	45
Operating Income	102	41	143
Capital Expenditures	13	5	18

September 30, 2011:
External Revenues	$546	$282	$828
Depreciation and Amortization	35	13	48
Operating Income	82	33	115
Capital Expenditures	19	5	24

[1]	Segment results have been adjusted for discontinued operations. See note 2.

The following table presents revenue and net property and equipment by geographic area:

	Revenue		Property and Equipment, Net
	Quarters Ended September 30,		As of September 30,	As of June 30,
(in millions)	2012	2011	2012	2012
United States	$663	$655	$317	$323
International	174	173	105	108

Total	$837	$828	$422	$431

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table presents the revenue information for select business lines within each of the segments for the quarters ended September 30, 2012 and 2011:

	Quarter Ended September 30,
(in millions)	2012	2011
Medical Systems
Dispensing Technologies	$244	$241
Infusion Systems	203	206

Respiratory Technologies[1]	97	93
Other	7	6

Total Medical Systems	$551	$546

Procedural Solutions[2]
Infection Prevention	$144	$138
Medical Specialties	$80	$78

Specialty Disposables	$62	$66

Total Procedural Solutions	$286	$282
Total CareFusion	$837	$828

[1]	Includes the respiratory diagnostics product line. See note 1.
[2]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

NOTE 15. SUBSEQUENT EVENTS

On November 14, 2012 we completed the acquisition of Intermed Equipamento Medico Hospitalar Ltda (“Intermed”), a privately held, leading respiratory technologies company based in Sao Paulo, Brazil. We funded the acquisition with existing cash and funds generated from operations. The acquisition of Intermed was not material to our unaudited condensed consolidated financial statements.

On December 10, 2012 we increased the aggregate commitments available under our senior unsecured revolving credit facility from $550 million to $750 million pursuant to the exercise of the accordion feature under the credit facility. In connection with this increase, we also obtained waivers from the lenders under the credit agreement related to the covenant to deliver our financial statements to the lenders who are parties to the credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated and combined financial statements and related notes thereto for the fiscal year ended June 30, 2012, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 31, 2013.

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

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the SEC instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended June 30, 2012, filed with the SEC on Form 10-K on January 31, 2013 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Leading up to our spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our businesses into two new global operating and reporting segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics product line with our Respiratory Technologies business unit within our Medical Systems segment. Our respiratory diagnostics product line had previously been reported within our Procedural Solutions segment as “Other.” Financial information for all periods presented have been reclassified to reflect these changes to our operating and reporting segments.

The Medical Systems segment is organized around our medical equipment businesses. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business units. The Dispensing Technologies business unit includes equipment and related services for medication and supply dispensing. The Infusion Systems business unit includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business unit includes respiratory ventilators and dedicated disposable ventilator circuits and accessories, as well as our respiratory diagnostics product line. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”

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

Since the beginning of fiscal year 2009, challenges have existed in the healthcare capital equipment market as hospitals have prioritized their capital spending. Despite seeing small signs of improvement in overall hospital capital spending, we continue to anticipate it will take some time before significant market improvements are realized and prioritization will continue to be a significant factor as hospitals focus on attaining meaningful use capabilities within their information technology systems. We continue to believe that our Medical Systems business lines are well positioned to benefit from increases in hospital capital equipment spending as the market recovers over time.

Since 2010, procedural volumes in acute care facilities have decreased; although procedural volumes were relatively stable during fiscal year 2012. Procedural volumes in acute care facilities represent one indicator for the demand of the disposable products sold within our Procedural Solutions operating segment. In addition to procedural volumes, demand for many of our Procedural Solutions products is created when physicians convert their existing practices away from legacy methods and adopt our clinically differentiated products. As a result, we believe our clinically differentiated product revenue has consistently outperformed trends in acute care facility procedural volumes.

Consolidated Results of Operations

Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended September 30, 2012 and 2011:

	Quarters Ended September 30,
(in millions)	2012	2011	Change
Revenue	$837	$828	$9
Cost of Products Sold	401	405	(4)

Gross Margin	436	423	13
Selling, General and Administrative Expenses	244	264	(20)
Research and Development Expenses	47	37	10
Restructuring and Acquisition Integration Charges	2	7	(5)

Operating Income	143	115	28
Interest Expense and Other, Net	19	25	(6)

Income Before Income Tax	124	90	34
Provision for Income Tax	37	18	19

Income from Continuing Operations	87	72	15
Loss from Discontinued Operations, Net of Tax	(3)	(2)	(1)

Net Income	$84	$70	$14

Revenue

The following table presents the revenue information for select business lines within each of the segments for the quarters ended September 30, 2012 and 2011:

	Quarters Ended September 30,
(in millions)	2012	2011	Change
Medical Systems
Dispensing Technologies	$244	$241	$3
Infusion Systems	203	206	(3)
Respiratory Technologies[1]	97	93	4
Other	7	6	1

Total Medical Systems	$551	$546	$5

Procedural Solutions[2]
Infection Prevention	$144	$138	$6
Medical Specialties	80	78	2
Specialty Disposables	62	66	(4)

Total Procedural Solutions	$286	$282	$4

Total CareFusion	$837	$828	$9

[1]	Includes the respiratory diagnostics product line. See note 1.
[2]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

Revenue in our Medical Systems segment increased 1% to $551 million for the quarter ended September 30, 2012 compared to the prior year. The increase in Medical Systems revenue was primarily a result of growth from our Dispensing Technologies and Respiratory Technologies business units ($7 million) partially offset by decreased revenues from our Infusion Systems business unit ($3 million) compared to prior year.

Revenues in our Infusion Systems business unit declined 1% primarily due to a decrease in the volume of pump installations. Revenues in our Respiratory Technologies business unit increased by $4 million as a result of the continued fulfillment of a significant government order and revenues in our Dispensing Technologies business unit increased by $3 million as a result of new business from competitive displacements and the impact of Rowa, which was acquired in August 2011.

Revenue in our Procedural Solutions segment increased by 1% to $286 million for the quarter ended September 30, 2012 compared to the prior year. The increase in Procedural Solutions revenue was primarily due to growth in our Infection Prevention business unit ($6 million) partially offset by decreased revenues from our Specialty Disposables business unit ($4 million).

Gross Margin and Cost of Products Sold

Gross margin increased 3% to $436 million during the quarter ended September 30, 2012 compared to the prior year primarily due to higher recall reserves in the prior year ($12 million). As a percentage of revenue, gross margin was 52.1% for the quarter ended September 30, 2012 compared to 51.1% in the prior year.

The increase in gross margin was primarily the result of higher revenue, manufacturing savings, and the impact of higher prior year recall charges ($12 million). Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative and Research and Development Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $20 million, or 8%, to $244 million during the quarter ended September 30, 2012 compared to the prior year, primarily due to savings associated with restructuring activities.

Research and Development (“R&D”) expenses increased $10 million, or 27%, to $47 million during the quarter ended September 30, 2012 compared to the prior year as we continue to invest in next generation platforms in each of our Medical Systems business units.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $5 million to $2 million during the quarter ended September 30, 2012 compared to the prior year.

Operating Income

Segment profit in our Medical Systems segment increased $20 million to $102 million during the quarter ended September 30, 2012 compared to the prior year. The 24% increase in segment profit was primarily driven by the impact of prior year recall charges ($12 million), a 10% reduction in SG&A and lower restructuring and acquisition integration charges ($4 million); partially offset by a 29% increase in R&D expenses.

Segment profit in our Procedural Solutions segment increased $8 million to $41 million during the quarter ended September 30, 2012. The 24% increase in segment profit was primarily attributable to increased revenue and manufacturing and distribution cost savings as compared to the prior year.

Interest Expense and Other, Net

Interest expense and other, net decreased 24% to $19 million during the quarter ended September 30, 2012. We repaid $250 million of senior notes upon their maturity in August 2012 and therefore recognized a lesser amount of interest expense on these notes as compared to the prior year ($3 million).

Provision for Income Tax

Income tax expense increased to $37 million for the quarter ended September 30, 2012 compared to $18 million for the quarter ended September 30, 2011. The effective tax rate for the quarter ended September 30, 2012 was 29.8% compared to 20.5% for the quarter ended September 30, 2011. The increase in the effective tax rate was primarily due to an increase in tax expense as a result of changes in our business income mix by jurisdiction and an increase in discrete tax expense as a result of foreign tax refunds received in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2012.

Generally, fluctuations in our effective tax rate are primarily due to changes within international and state effective tax rates resulting from our business income mix and discrete items.

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law in the United States. This legislation includes the temporary extension of several expired business tax incentives retroactively to calendar year 2012 and prospectively through calendar year 2013. Among the extended tax provisions was the research and development tax credit and look-through treatment of payments between related controlled foreign corporations. The effects of the change in the tax law will be recognized in our third quarter of fiscal year 2013, which is the quarter the law was enacted.

For additional detail regarding the provision for income taxes, see note 9 to the unaudited condensed consolidated financial statements.

Loss from Discontinued Operations, Net of Tax

During the quarter ended September 30, 2012, loss from discontinued operations totaled $3 million, compared to loss from discontinued operations of $2 million for the quarter ended September 30, 2011.

For additional details regarding discontinued operations, see note 2 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Overview

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. In the fiscal year ended June 30, 2012, cash flows from financing activities were primarily related to the share repurchase program, as discussed below.

Our cash balance at September 30, 2012 was $1,461 million. Of this balance, $1,161 million is held outside of the United States and is denominated in United States dollars as well as other currencies. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. Approximately $100 million of purchases were made under this program at June 30, 2012. No shares were repurchased under this program during the quarter ended September 30, 2012. We expect to continue to manage the pace of the remaining $400 million of purchases under this program based on market conditions and other relevant factors.

We are currently before the IRS Appeals office for fiscal years 2003 through 2007. In addition, we have commenced federal income tax audits for fiscal years 2008 through 2010. We believe that we have provided adequate reserves for these matters. However, even if we are adequately reserved, final settlement of these matters may require us to make cash payments to the IRS which could be material. In addition, these payments may result in increased costs if we need to utilize our revolving credit facility or repatriate foreign cash to fund these payments. See note 9 to the unaudited condensed consolidated financial statements for further information.

Sources and Uses of Cash

The following table summarizes our unaudited condensed consolidated statements of cash flows from continuing operations:

	Quarters Ended September 30,
(in millions)	2012	2011	Change
Cash Flow (Used in)/Provided by:
Operating Activities	$78	$3	$75
Investing Activities	$(20)	$(155)	$135
Financing Activities	$(259)	$(19)	$(240)

Quarters Ended September 30, 2012 and 2011

Net operating cash flow provided by continuing operations increased $75 million to $78 million for the quarter ended September 30, 2012 compared to the prior year. The increase was primarily due to higher net income, adjusted for the impact of non-cash items ($12 million), as well as increases in cash flow associated with inventories ($33 million), accounts payable ($22 million), and other accrued liabilities and operating items ($11 million). These increases were offset by a decrease in cash flow from accounts receivable ($4 million).

Net cash used in continuing operations from investing activities decreased $135 million for the quarter ended September 30, 2012 compared to the prior year due to a decrease in net cash paid for acquisitions ($129 million) and a decrease in capital expenditures, intangible asset additions, and other investing activities ($6 million). In the quarter ended September 30, 2011, we completed the acquisition of Rowa ($131 million, net of cash received).

Net cash used in continuing operations from financing activities increased $240 million for the quarter ended September 30, 2012 compared to the prior year due to amounts paid to reduce the current portion of long-term debt obligations ($250 million). This increase was partially offset by a net decrease in amounts paid for treasury shares and withholding taxes associated with the vesting of equity-based compensation awards ($9 million).

Capital Resources

Revolving Credit Facility. In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million, which matures in July 2016. Effective as of December 10, 2012, we increased the aggregate commitments available under our credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility.

At September 30, 2012, there were no amounts outstanding under our senior unsecured revolving credit facility.

The failure to timely file the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 resulted in a breach of our covenant under the credit facility to periodically deliver our financial statements to the lenders. We obtained waivers from the lenders under the credit facility, and will become current in our filings with the SEC with the filing of this Form 10-Q and have provided all required financial statements to the lenders.

For additional detail regarding the five-year senior unsecured revolving credit facility, see note 8 to the unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

At September 30, 2012, we did not have any off-balance sheet arrangements. Other than the repayment upon maturity of $250 million of our outstanding senior notes in August 2012 as discussed above, we have had no material changes related to contractual obligations since June 30, 2012. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K, filed with the SEC on January 31, 2013.

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

Interest Rate Risk

Interest income and expense on variable-rate instruments are sensitive to fluctuations in interest rates across the world. Changes in interest rates primarily affect the interest earned on our cash and equivalents and, to a significantly lesser extent, the interest expense on our debt. We seek to manage our interest rate risk by using derivative instruments such as swaps with financial institutions to hedge our risks on a portion of our probable future debt issuances. In general, we may hedge material interest rate exposures up to several years before the forecasted transaction; however, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

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

The notional amount of forward interest rate swap derivative instruments outstanding was $750 million as of September 30, 2012 and June 30, 2012, with an estimated fair value loss of approximately $19 million and $17 million, respectively. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates.

As of September 30, 2012, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At September 30, 2012, there were no outstanding amounts under our revolving credit facility. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes, as discussed above.

The tables below present information about our investment portfolio and debt obligations:

	September 30, 2012
	Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$204	$—	$—	$—	$—	$—	$204	$204
Cash Equivalents	$1,257	$—	$—	$—	$—	$—	$1,257	$1,257
Weighted Average Interest Rate [1]	0.08%	—	—	—	—	—	0.08%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt [2]	$1	$2	$452	$2	$1	$704	$1,162	$1,338
Weighted Average Coupon Rate	3.30%	3.47%	5.12%	3.47%	2.65%	6.35%	5.86%	—
Other Obligations	$1	$1	$—	$—	$—	$—	$2	$2
Weighted Average Interest Rate	7.29%	12.43%	—	—	—	—	8.78%	—

	June 30, 2012
	Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$303	$—	$—	$—	$—	$—	$303	$303
Cash Equivalents	$1,345	$—	$—	$—	$—	$—	$1,345	$1,345
Weighted Average Interest Rate [1]	0.09%	—	—	—	—	—	0.09%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt [2]	$250	$2	$452	$2	$1	$705	$1,412	$1,576
Weighted Average Coupon Rate	4.12%	3.47%	5.12%	3.47%	2.65%	6.35%	5.55%	—
Other Obligations	$1	$—	$—	$—	$—	$—	$1	$1
Weighted Average Interest Rate	7.32%	12.43%	—	—	—	—	8.54%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of $11 million purchase discounts at September 30, 2012 and June 30, 2012.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,340 million and $1,577 million at September 30, 2012 and June 30, 2012, respectively. The fair value of our senior notes at September 30, 2012 and June 30, 2012 was based on quoted market prices. The fair value of the other obligations at September 30, 2012 and June 30, 2012, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt or estimated based on discounted cash flows.

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

The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign currency denominated receivables, payables and loans are recorded in the unaudited condensed consolidated statements of income. To the extent that cash flow hedges qualify for hedge accounting, the gain or loss on the forward contract will be recorded to OCI. As the forecasted exposures affect earnings, the realized gain or loss on the forward contract will be moved from OCI to the unaudited condensed consolidated statements of income.

The following table provides information about our foreign currency derivative instruments outstanding as of September 30, 2012 and June 30, 2012:

	September 30, 2012		June 30, 2012
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$3	1.3	$1	1.2
Australian Dollar	15	1.0	21	1.0
New Zealand Dollar	7	0.8	7	0.8
South African Rand	2	8.2	2	8.5
Canadian Dollar	14	1.0	14	1.0
Swiss Franc	—	—	2	1.0
Japanese Yen	2	77.9	2	79.4
Hong Kong Dollar	5	7.8	—	—

Total	$48		$49

Estimated Fair Value	$—		$—

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$13	12.8	$23	13.8
Euro	—	—	1	1.2
Indian Rupee	—	—	1	57.4
Swiss Franc	4	0.9	11	1.0
British Pound	3	1.6	13	1.6

Total	$20		$49

Estimated Fair Value	$—		$(1)

Foreign Currency Forward Contracts:
(Pay foreign currency/receive Euros)
British Pound	$6	0.8	$8	0.8

Total	$6		$8

Estimated Fair Value	$—		$—

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

Changes in Internal Control Over Financial Reporting

As described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, we identified a material weakness in our internal control over financial reporting related to our accounting for sales-type leases associated with our Pyxis medication and supply dispensing products. As discussed in the Form 10-K, we concluded that a modification was necessary in order to properly apply lease accounting principles to our sales–type leases, and we revised our historical financial results included in the Form 10-K to properly estimate the fair value of leased assets in accounting for sales–type leases associated with our Pyxis medication and supply dispensing products. As a result of the need to correct the manner in which we apply lease accounting principles to our sales-type leases, we did not historically have adequate internal controls and processes in place to account for our sales-type leases.

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

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See note 10 to the unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which we filed with the SEC on January 31, 2013. The risks and uncertainties described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our company’s purchases of equity securities during the quarter ended September 30, 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publically Announced Program[1,2]
July 1 – 31, 2012	—	$—	—	$400
August 1 – 31, 2012	—	—	—	400
September 1 – 30, 2012	—	—	—	400

Total	—	—	—	$400

[1]

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. No shares were repurchased under this program during the quarter ended September 30, 2012. We expect to continue to manage the pacing of the remaining $400 million of purchases under this program based on market conditions and other relevant factors.

[2]	Dollars in millions.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information included herewith is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREFUSION CORPORATION

Date: February 8, 2013	By:	/s/ James F. Hinrichs
James F. Hinrichs, Chief Financial Officer (Principal financial officer and duly authorized signatory)