Form 10-Q
period 2012-12-31
CAREFUSION Corp
filed 2013-02-08
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2012	2011	2012	2011

Revenue	$909	$890	$1,746	$1,718
Cost of Products Sold	438	443	839	848

Gross Margin	471	447	907	870

Selling, General and Administrative Expenses	249	261	493	525
Research and Development Expenses	48	36	95	73
Restructuring and Acquisition Integration Charges	3	7	5	14

Operating Income	171	143	314	258

Interest Expense and Other, Net	19	17	38	42

Income Before Income Tax	152	126	276	216
Provision for Income Tax	44	32	81	50

Income from Continuing Operations	108	94	195	166
Income (Loss) from Discontinued Operations, Net of Tax	—	1	(3)	(1)

Net Income	$108	$95	$192	$165

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.49	$0.42	$0.88	$0.74
Discontinued Operations	$—	$—	$(0.01)	$—
Basic Earnings per Common Share	$0.49	$0.42	$0.87	$0.74

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.48	$0.41	$0.87	$0.73
Discontinued Operations	$—	$—	$(0.01)	$—
Diluted Earnings per Common Share	$0.48	$0.42	$0.86	$0.73

Weighted-Average Number of Common Shares Outstanding:
Basic	222.6	224.7	222.3	224.3
Diluted	224.9	226.6	224.7	226.5

See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2012	2011	2012	2011
Net Income	$108	$95	$192	$165

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments (net of tax expense of $0 million and $2 million for the three and six months, respectively, ended December 31, 2012 and tax benefit of $0 million and $3 million for the three and six months, respectively, ended December 31, 2011)	3	(18)	25	(45)
Unrealized Gain/(Loss) on Derivatives (net of tax expense of $0 million and $1 million for the three and six months, respectively, ended December 31, 2012 and tax benefit of $1 million and $2 million for the three and six months, respectively, ended December 31, 2011)	1	(1)	2	(3)
Unrealized Gain/(Loss) on Interest Rate Swaps (net of tax expense of $3 million and $2 million for the three and six months, respectively, ended December 31, 2012 and no tax effect for each of the three and six months ended December 31, 2011)	5	(3)	3	(3)

	9	(22)	30	(51)

Comprehensive Income, Net of Tax	$117	$73	$222	$114

See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	December 31, 2012	June 30, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,558	$1,648
Trade Receivables, Net	440	441
Current Portion of Net Investment in Sales-Type Leases	376	374
Inventories, Net	401	390
Prepaid Expenses	30	25
Other Current Assets	208	167
Current Assets of Discontinued Operations	—	73

Total Current Assets	3,013	3,118

Property and Equipment, Net	423	431
Net Investment in Sales-Type Leases, Less Current Portion	989	978
Goodwill	3,081	3,039
Intangible Assets, Net	811	831
Other Assets	95	91

Total Assets	$8,412	$8,488

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$2	$251
Accounts Payable	179	176
Deferred Revenue	85	62
Accrued Compensation and Benefits	122	139
Other Accrued Liabilities	207	286
Current Liabilities of Discontinued Operations	—	19

Total Current Liabilities	595	933

Long-Term Obligations, Less Current Portion	1,151	1,151
Deferred Income Taxes	647	644
Other Liabilities	546	529

Total Liabilities	2,939	3,257

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $0.01 Par Value) Issued and Outstanding – None	—	—
Common Stock (1,200.0 Authorized Shares; $0.01 Par Value) Issued and Outstanding – 222.6 and 221.4 shares at December 31, 2012 and June 30, 2012, respectively	2	2
Treasury Stock, at cost, 4.1 shares at December 31, 2012 and June 30, 2012, respectively	(105)	(105)
Additional Paid-In Capital	4,779	4,759
Retained Earnings	855	663
Accumulated Other Comprehensive Loss	(58)	(88)

Total Stockholders’ Equity	5,473	5,231

Total Liabilities and Stockholders’ Equity	$8,412	$8,488

See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
(in millions)	2012	2011

Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,648	$1,370

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$(1)	$1

Cash Flows from Operating Activities:
Net Income	192	165
Loss from Discontinued Operations	(3)	(1)

Income from Continuing Operations	195	166

Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	91	98
Other Non-Cash Items	47	44
Change in Operating Assets and Liabilities:
Trade Receivables	3	33
Inventories	(9)	(52)
Net Investment in Sales-Type Leases	(13)	(2)
Accounts Payable	—	(41)
Other Accrued Liabilities and Operating Items, Net	(57)	(57)

Net Cash Provided by Operating Activities – Continuing Operations	257	189
Net Cash Provided by Operating Activities – Discontinued Operations	1	2

Net Cash Provided by Operating Activities	258	191

Cash Flows from Investing Activities:
Cash Paid for Acquisition, Net of Cash Received	(62)	(130)
Other Investing Activities	(41)	(48)

Net Cash Used in Investing Activities – Continuing Operations	(103)	(178)

Net Cash Used in Investing Activities	(103)	(178)

Cash Flows from Financing Activities:
Reduction of Long-Term Obligations	(250)	(1)
Other Financing Activities	(9)	(11)

Net Cash Used in Financing Activities – Continuing Operations	(259)	(12)
Net Cash Used in Financing Activities – Discontinued Operations	—	(4)

Net Cash Used in Financing Activities	(259)	(16)

Effect of Exchange Rate Changes on Cash – Continuing Operations	15	(23)
Effect of Exchange Rate Changes on Cash – Discontinued Operations	—	2

Net Effect of Exchange Rate Changes on Cash	15	(21)

Net Decrease in Cash and Cash Equivalents – Continuing Operations	(90)	(24)
Net Increase in Cash and Cash Equivalents – Discontinued Operations	1	—

Net Decrease in Cash and Cash Equivalents	(89)	(24)

Cash and Cash Equivalents at December 31, Attributable to Continuing Operations	$1,558	$1,346

Cash and Cash Equivalents at December 31, Attributable to Discontinued Operations	$—	$1

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

New Accounting Pronouncements (Adopted during Fiscal Year 2013)

ASU 2011-05 & ASU 2011-12, In June 2011, The Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 – Presentation of Comprehensive Income (“ASU 2011-05”), and in December 2011 issued ASU 2011-12 – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-05 amends existing guidance around comprehensive income and aligns Other Comprehensive Income (“OCI”) disclosure requirements between GAAP and International Financial Reporting Standards. Previously, components of OCI could be presented as part of the statement of changes in stockholders’ equity; ASU 2011-05 requires entities to report these in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used in existing GAAP, and the second statement would include components of OCI. ASU 2011-05 does not change the items that must be reported within OCI. ASU 2011-12 indefinitely defers portions of the new presentation requirements of ASU 2011-05 around reclassifications of items out of accumulated OCI. During the deferral period, entities will still need to comply with the existing requirements of GAAP for the presentation of reclassification adjustments. We adopted the provisions of ASU 2011-05 and ASU 2011-12 during the quarter ended September 30, 2012. The adoptions of ASU 2011-05 and ASU 2011-12 had no material impact on our financial condition, results of operations or cash flows.

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

NOTE 3. ACQUISITIONS

On November 14, 2012 we completed the acquisition of Intermed Equipamento Medico Hospitalar Ltda (“Intermed”), a privately held, leading respiratory technologies company based in Sao Paulo, Brazil. We funded the acquisition with existing cash and funds generated from operations. The acquisition of Intermed was not material to our unaudited condensed consolidated financial statements.

NOTE 4. EARNINGS PER SHARE

For the quarters and six months ended December 31, 2012 and 2011, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table sets forth the reconciliation of the shares used to compute basic and diluted earnings per share for the quarters and six months ended December 31, 2012 and 2011:

	Quarters Ended December 31,		Six Months Ended December 31,
(shares in millions)	2012	2011	2012	2011
Denominator for Basic Earnings per Share	222.6	224.7	222.3	224.3
Effect of Dilutive Securities:
Stock Options	1.3	0.8	1.2	0.9
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.0	1.1	1.2	1.3

Denominator for Diluted Earnings per Share	224.9	226.6	224.7	226.5

The table below provides a summary of the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the quarters and six months ended December 31, 2012 and 2011:

	Quarters Ended December 31,		Six Months Ended December 31,
(securities in millions)	2012	2011	2012	2011
Number of Securities	7.9	11.3	7.8	9.8
Weighted Average Exercise Price	$30.28	$29.52	$30.73	$30.37

Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income, therefore, the sum of per share components may not equal the per share amounts presented.

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. During fiscal year 2012, we repurchased a total of 3.9 million shares of our common stock under the share repurchase program for an aggregate of $100 million (excluding commissions and fees). Approximately $100 million of purchases were made under this program at June 30, 2012. No shares were repurchased under this program during the quarter and six months ended December 31, 2012. We expect to continue to manage the pace of the remaining $400 million of purchases under this program based on market conditions and other relevant factors.

NOTE 5. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities and associated charges are measured at fair value as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters and six months ended December 31, 2012 and 2011:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2012	2011	2012	2011
Restructuring Charges	$3	$7	$5	$14
Acquisition Integration Charges	—	—	—	—

Total Restructuring and Acquisition Integration Charges	$3	$7	$5	$14

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Restructuring Charges

We periodically incur costs to implement restructuring efforts for specific operations, which are recorded within our unaudited condensed consolidated statements of income as they are recognized. The restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

The following table includes information regarding our current restructuring programs:

	Six Months Ended December 31, 2012
(in millions)	Accrued at June 30, 2012[1]	Accrued Costs	Cash Payments	Accrued at Dec. 31, 2012[1]
Total Restructuring Programs	$10	$5	$(9)	$6

[1]	Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.

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

The following table segregates our restructuring charges into our reportable segments for the quarters ended December 31, 2012 and 2011, net of reclassification adjustments to conform to the current period presentation:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2012	2011[1]	2012	2011[1]
Medical Systems	$2	$3	$3	$8
Procedural Solutions	1	4	2	6

Total Restructuring Charges	$3	$7	$5	$14

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 6. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	December 31, 2012	June 30, 2012
Raw Materials	$151	$145
Work-in-Process	21	20
Finished Goods	272	263

	444	428
Reserve for Excess and Obsolete Inventories	(43)	(38)

Inventories, Net	$401	$390

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

The change in the allowance for credit losses on financing receivables for the six months ended December 31, 2012, consisted of the following:

(in millions)
Beginning balance of allowance for credit losses – June 30, 2012	$10
Charge-offs	(1)
Recoveries	(1)
Provisions	1

Ending balance of allowance for credit losses – December 31, 2012	$9

The following table summarizes the credit losses and recorded investment in sales-type leases as of December 31, 2012:

(in millions)
Allowance for credit losses:
Ending Balance at December 31, 2012	$9

Ending Balance: individually evaluated for impairment	$2

Ending Balance: collectively evaluated for impairment	$7

Sales-Type Leases:
Ending Balance at December 31, 2012	$1,365

Ending Balance: individually evaluated for impairment	$8

Ending Balance: collectively evaluated for impairment	$1,357

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, net of adjustments for discontinued operations:

(in millions)	Total
Balance at June 30, 2012	$3,039
Goodwill Acquired, Net of Foreign Currency Translation Adjustments	42

Balance at December 31, 2012	$3,081

As discussed in note 1 to the unaudited condensed consolidated financial statements, during the quarter ended September 30, 2012, we combined our respiratory diagnostics product line with our Respiratory Technologies business unit, which is included in the Medical Systems segment. As a result, goodwill was reassigned to the Medical Systems and Procedural Solutions operating segments using the relative fair value allocation accordingly.

As of December 31, 2012, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $2,106 million and $975 million, respectively. As of June 30, 2012, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $2,066 million and $973 million, respectively. The amount set forth above for goodwill acquired reflects the impact of business acquisitions.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from 3 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
December 31, 2012
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	87	43	44
Developed Technology	9	365	177	188
Customer Relationships	16	480	264	216
Other	8	43	32	11

Total Amortized Intangibles	12	975	516	459

Total Intangibles		$1,327	$516	$811

June 30, 2012
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	86	41	45
Developed Technology	9	353	154	199
Customer Relationships	16	478	253	225
Other	8	41	31	10

Total Amortized Intangibles	12	958	479	479

Total Intangibles		$1,310	$479	$831

Amortization expense is as follows:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2012	2011	2012	2011
Amortization Expense	$19	$22	$37	$43

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2013	2014	2015	2016	2017
Amortization Expense	$74	$71	$57	$55	$51

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 9. BORROWINGS

Borrowings consisted of the following:

(in millions)	December 31, 2012	June 30, 2012
Senior Notes due 2012, 4.125%, Effective Rate 4.37%	$—	$250
Senior Notes due 2014, 5.125% Less Unamortized Discount of $1.6 million at December 31, 2012, Effective Rate 5.36%	448	448
Senior Notes due 2019, 6.375% Less Unamortized Discount of $8.4 million at December 31, 2012, Effective Rate 6.60%	692	691
Euro Denominated Debt, Interest Averaging 3.51% at December 31, 2012, Due in Varying Installments through 2020	12	12
Other Obligations; Interest Averaging 9.24% at December 31, 2012 and 8.54% at June 30, 2012, Due in Varying Installments through 2014	1	1

Total Borrowings	1,153	1,402
Less: Current Portion	2	251

Long-Term Portion	$1,151	$1,151

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

Euro Denominated Debt. In connection with our acquisition of Rowa Automatisierungssysteme GmbH (“Rowa”) on August 1, 2011, we assumed a 9 million Euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. At December 31, 2012 and June 30, 2012, the aggregate outstanding balance on these loans was $12 million.

Revolving Credit Facility. In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million, under which no amounts were outstanding at December 31, 2012 or June 30, 2012. Effective as of December 10, 2012, we increased the aggregate commitments under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility.

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

The failure to timely file the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 resulted in a breach of our covenant under the credit facility to periodically deliver our financial statements to the lenders. We obtained waivers from the lenders under the credit facility, and we have since become current in our filings with the SEC and have provided all required financial statements to the lenders.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Other Borrowings. We maintain other borrowings that consist primarily of additional notes, loans and capital leases. These additional notes, loans and capital leases totaled $1 million at December 31, 2012 and June 30, 2012. Obligations related to capital leases are secured by the underlying assets.

Letters of Credit and Bank Guarantees. At December 31, 2012 and June 30, 2012, we had $24 million and $21 million, respectively, of letters of credit and bank guarantees outstanding.

NOTE 10. INCOME TAX

The effective tax rate was 29.1% and 29.4%, for the quarter and six months ended December 31, 2012, respectively, as compared to 25.1% and 23.2% for the quarter and six months ended December 31, 2011, respectively.

The difference between the effective tax rate for the quarter ended December 31, 2012 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable adjustments related to certain foreign earnings taxed in the United States.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the amended consent decree, up to $15 million per year.

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of December 31, 2012, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves to cover any possible future costs and expenses of compliance with the amended consent decree.

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

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of December 31, 2012 and June 30, 2012:

(in millions)	December 31, 2012	June 30, 2012
Assets:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[1]	$—	$2

Total Assets	$—	$2

Liabilities:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[2]	$—	$3
Forward Interest Rate Swap Agreements[3]	11	17

Total Liabilities	$11	$20

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

[1]	All foreign currency forward contracts classified as derivative assets are recorded as “Other Current Assets” in the unaudited condensed consolidated balance sheets.
[2]	All foreign currency forward contracts classified as derivative liabilities are recorded as “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.
[3]

All forward interest rate swap agreements classified as derivative liabilities are recorded as either “Other Accrued Liabilities” or “Other Liabilities” in the unaudited condensed consolidated balance sheets, depending on the expected settlement dates.

Cash Flow Hedges. We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts to manage variability of expected future cash flows from changing interest rates. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain (loss) on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of foreign currency forward contract cash flow hedges is included in the consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

At December 31, 2012 and June 30, 2012, we held foreign currency forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses. At December 31, 2012 and June 30, 2012, we also held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with our debt.

The following table shows the notional amount of the outstanding cash flow hedges as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$8	$47
Interest Rate Swap Agreements	750	750

Total	$758	$797

As of December 31, 2012, the foreign currency forward contracts are expected to mature through March 2013.

During the quarter ended September 30, 2012, we entered into forward interest rate swap agreements with an aggregate notional amount totaling $300 million. During the year ended June 30, 2012, we entered into forward interest rate swap agreements with an aggregate notional amount totaling $750 million, of which $300 million expired during the quarter ended September 30, 2012. These agreements hedge the variability in future interest rates due to changes in the benchmark interest rate.

Credit risk of these contracts was not material as of December 31, 2012 and June 30, 2012. The unrealized net loss included in OCI on the unaudited condensed consolidated balance sheet was $11 million and $18 million at December 31, 2012 and June 30, 2012, respectively. The amounts reclassified from OCI to the consolidated statements of income for the quarters and six months ended December 31, 2012 and 2011 were not material. The amount of ineffectiveness associated with these derivative instruments was not material.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the unaudited condensed consolidated statements of income in “Interest Expense and Other, Net”. The maximum period of time that we hedge exposure for foreign currency fair value hedges is 31 days.

The following table summarizes the notional amount of the fair value hedges outstanding as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$63	$59

During the quarters ended December 31, 2012 and 2011, we recognized a $1 million gain and a $1 million loss, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts. No net amounts were recognized related to foreign currency forward contracts during the six months ended December 31, 2012 and December 31, 2011.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on quoted market prices for the same or similar instruments as of December 31, 2012 and June 30, 2012:

	December 31, 2012		June 30, 2012
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign Currency Forward Contracts	$71	$—	$106	$(1)
Interest Rate Swap Agreements	750	(11)	750	(17)

Total	$821	$(11)	$856	$(18)

NOTE 13. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at December 31, 2012:

(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,281	$1,281	$—	$—
Other Investments	17	17	—	—

Total Financial Assets	$1,298	$1,298	$—	$—

Financial Liabilities:
Interest Rate Swap Agreements	$11	$—	$11	$—

Total Financial Liabilities	$11	$—	$11	$—

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The cash equivalents balance is comprised of highly liquid investments purchased with an original maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the unaudited condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. Assets and liabilities classified as Level 2 relate to foreign currency forward contracts and interest rate swap agreements. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments. See note 12 for additional information. The amount of level 3 assets and liabilities measured on a recurring basis at December 31, 2012 was immaterial.

Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,339 million and $1,577 million as of December 31, 2012 and June 30, 2012, respectively, as compared to the net carrying amounts of $1,153 million and $1,402 million at December 31, 2012 and June 30, 2012, respectively. The fair value of our senior notes at December 31, 2012 and June 30, 2012 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at December 31, 2012 and June 30, 2012, was based on either the quoted market prices for the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at December 31, 2012 and June 30, 2012 was determined using a discounted cash flow analysis, which approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 9 for additional information.

NOTE 14. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The table below summarizes the changes in the carrying amount of the liability for product warranties for the quarter ended December 31, 2012:

(in millions)
Balance at June 30, 2012	$31
Warranty Accrual	1
Warranty Claims Paid	(9)
Adjustments to Preexisting Accruals	—

Balance at December 31, 2012	$23

As of December 31, 2012 and June 30, 2012, approximately $11 million and $18 million, respectively, of the ending liability balances related to accruals for product recalls.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

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

We evaluate the performance of our operating segments based upon, among other things, segment profit. Segment profit is segment revenue less cost of products sold, SG&A expenses, research and development expenses and restructuring and acquisition integration charges. With the exception of goodwill, we do not identify or allocate assets by operating segment; accordingly, segment related disclosures with respect to assets have been omitted. See note 8.

The following table presents information about our reporting segments for the quarters ended December 31, 2012 and 2011, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions[1]	Total
December 31, 2012:
External Revenues	$602	$307	$909
Depreciation and Amortization	33	13	46
Operating Income	123	48	171
Capital Expenditures	18	5	23

December 31, 2011:
External Revenues	$604	$286	$890
Depreciation and Amortization	36	14	50
Operating Income	115	28	143
Capital Expenditures	20	4	24

[1]	Segment results have been adjusted for discontinued operations. See note 2.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table presents information about our reporting segments for the six months ended December 31, 2012 and 2011, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions[1]	Total
December 31, 2012:
External Revenues	$1,153	$593	$1,746
Depreciation and Amortization	65	26	91
Operating Income	225	89	314
Capital Expenditures	31	10	41
December 31, 2011:
External Revenues	$1,150	$568	$1,718
Depreciation and Amortization	71	27	98
Operating Income	197	61	258
Capital Expenditures	39	9	48

[1]	Segment results have been adjusted for discontinued operations. See note 2.

The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarters Ended December 31,		Six Months Ended December 31,		As of December 31,	As of June 30,
(in millions)	2012	2011	2012	2011	2012	2012
United States	$709	$687	$1,372	$1,342	$312	$323
International	200	203	374	376	111	108

	909	890	1,746	1,718	423	431

The following table presents the revenue information for select business lines within each of the segments for the quarters and six months ended December 31, 2012 and 2011:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
(in millions)	2012	2011	2012	2011
Medical Systems
Dispensing Technologies	$260	$257	$504	$498
Infusion Systems	229	239	432	445

Respiratory Technologies[1]	106	102	203	195
Other	7	6	14	12

	$602	$604	$1,153	$1,150

Procedural Solutions[2]
Infection Prevention	$152	$142	$296	$280
Medical Specialties	86	79	166	157
Specialty Disposables	69	65	131	131

	$307	$286	$593	$568

Total CareFusion	$909	$890	$1,746	$1,718

[1]	Includes the respiratory diagnostics product line. See note 1.
[2]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

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

Consolidated Results of Operations

Quarter Ended December 31, 2012 Compared to the Quarter Ended December 31, 2011

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended December 31, 2012 and 2011:

	Quarters Ended December 31,
(in millions)	2012	2011	Change

Revenue	$909	$890	$19
Cost of Products Sold	438	443	(5)

Gross Margin	471	447	24

Selling, General and Administrative Expenses	249	261	(12)
Research and Development Expenses	48	36	12
Restructuring and Acquisition Integration Charges	3	7	(4)

Operating Income	171	143	28

Interest Expense and Other, Net	19	17	2

Income Before Income Tax	152	126	26
Provision for Income Tax	44	32	12

Income from Continuing Operations	108	94	14
Loss from Discontinued Operations, Net of Tax	—	1	(1)

Net Income	$108	$95	$13

Revenue

The following table presents the revenue information for select business lines within each of the segments for the quarters ended December 31, 2012 and 2011:

	Quarters Ended December 31,
(in millions)	2012	2011	Change
Medical Systems
Dispensing Technologies	$260	$257	$3
Infusion Systems	229	239	(10)
Respiratory Technologies[1]	106	102	4
Other	7	6	1

Total Medical Systems	$602	$604	$(2)

Procedural Solutions[2]
Infection Prevention	$152	$142	$10
Medical Specialties	86	79	7
Specialty Disposables	69	65	4

Total Procedural Solutions	$307	$286	$21

Total CareFusion	$909	$890	$19

[1]	Includes the respiratory diagnostics product line. See note 1.
[2]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

Revenue in our Medical Systems segment was essentially unchanged at $602 million for the quarter ended December 31, 2012 compared to the prior year. Increased revenues from our Dispensing Technologies and Respiratory Technologies business units ($7 million) were offset by decreased revenues from our Infusion Systems business unit ($10 million) compared to the prior year.

Revenues in our Infusion Systems business unit declined 4% primarily due to a decrease in the volume of pump installations. Revenues in our Respiratory Technologies business unit increased by $4 million as a result of the continued fulfillment of a significant government order, and revenues in our Dispensing Technologies business unit increased by $3 million as a result of sales to existing customers and new business from competitive displacements.

Revenue in our Procedural Solutions segment increased by 7% to $307 million for the quarter ended December 31, 2012 compared to the prior year. The increase in Procedural Solutions revenue was primarily due to growth in our Infection Prevention ($10 million) and Medical Specialties ($7 million) business units.

Gross Margin and Cost of Products Sold

Gross margin increased 5% to $471 million during the quarter ended December 31, 2012 compared to the prior year. As a percentage of revenue, gross margin was 51.8% for the quarter ended December 31, 2012 compared to 50.2% in the prior year.

The increase in gross margin was primarily the result of favorable product mix, infusion capital price improvements, and manufacturing savings. Changes in product mix toward higher margin products and favorable manufacturing cost reductions had a positive impact on gross margin as a percentage of revenue. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative and Research and Development Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $12 million, or 5%, to $249 million during the quarter ended December 31, 2012 compared to the prior year primarily due to savings associated with restructuring activities.

Research and development (“R&D”) expenses increased $12 million, or 33%, to $48 million during the quarter ended December 31, 2012 compared to the prior year as we continue to invest in next generation platforms in each of our Medical Systems business units.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $4 million to $3 million during the quarter ended December 31, 2012 compared to the prior year.

Operating Income

Segment profit in our Medical Systems segment increased $8 million to $123 million during the quarter ended December 31, 2012 compared to the prior year. The 7% increase in segment profit was primarily driven by favorable product mix, a 5% reduction in SG&A, and lower restructuring and acquisition integration charges ($1 million) offset by a 32% increase in R&D expenses.

Segment profit in our Procedural Solutions segment increased $20 million to $48 million during the quarter ended December 31, 2012. The increase in segment profit was primarily attributable to increased revenue and manufacturing and distribution cost savings as compared to the prior year.

Interest Expense and Other, Net

Interest expense and other, net increased 12% to $19 million during the quarter ended December 31, 2012, primarily due to a gain from investing activities recognized in the prior year; partially offset by lower interest expense. We repaid $250 million of senior notes upon their maturity in August 2012 and therefore recognized a lesser amount of interest expense on these notes in the current year.

Provision for Income Tax

Income tax expense increased to $44 million for the quarter ended December 31, 2012 compared to $32 million for the quarter ended December 31, 2011. The effective tax rate for the quarter ended December 31, 2012 was 29.1% compared to 25.1% for the quarter ended December 31, 2011. The increase in the effective tax rate was primarily due to an increase in tax expense as a result of changes in our business income mix by jurisdiction during the quarter ended December 31, 2012.

Generally, fluctuations in our effective tax rate are primarily due to changes within international and state effective tax rates resulting from our business mix and discrete items.

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

Loss from Discontinued Operations, Net of Tax

During the quarter ended December 31, 2012, there were no discontinued operations, compared to loss from discontinued operations of $1 million for the quarter ended December 31, 2011.

For additional details regarding discontinued operations, see note 2 to the unaudited condensed consolidated financial statements.

Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

Below is a summary of comparative results of operations and a more detailed discussion of results for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
(in millions)	2012	2011	Change

Revenue	$1,746	$1,718	$28
Cost of Products Sold	839	848	(9)

Gross Margin	907	870	37

Selling, General and Administrative Expenses	493	525	(32)
Research and Development Expenses	95	73	22
Restructuring and Acquisition Integration Charges	5	14	(9)

Operating Income	314	258	56

Interest Expense and Other, Net	38	42	(4)

Income Before Income Tax	276	216	60
Provision for Income Tax	81	50	31

Income from Continuing Operations	195	166	29
Loss from Discontinued Operations, Net of Tax	(3)	(1)	2

Net Income	$192	$165	$27

Revenue

The following table presents the revenue information for select business lines within each of the segments for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
(in millions)	2012	2011	Change
Medical Systems
Dispensing Technologies	$504	$498	$6
Infusion Systems	432	445	(13)
Respiratory Technologies[1]	203	195	8
Other	14	12	2

Total Medical Systems	$1,153	$1,150	$3

Procedural Solutions[2]
Infection Prevention	$296	$280	$16
Medical Specialties	166	157	9
Specialty Disposables	131	131	—

Total Procedural Solutions	$593	$568	$25

Total CareFusion	$1,746	$1,718	$28

[1]	Includes the respiratory diagnostics product line. See note 1.
[2]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

Revenue in our Medical Systems segment increased slightly to $1,153 million for the six months ended December 31, 2012 compared to the prior year. The increase in Medical Systems revenue was primarily a result of continued growth from our Dispensing Technologies and Respiratory Technologies business units ($14 million), offset by decreased revenues from the Infusion Systems business unit ($13 million).

Revenues in our Infusion Systems business unit declined 3% primarily due to a decrease in the volume of pump installations. Revenues in our Respiratory Technologies business unit increased by $8 million as a result of the continued fulfillment of a significant government order and revenues in our Dispensing Technologies business unit increased by $6 million as a result of new business impact from competitive displacements and the impact of Rowa, which was acquired in August 2011.

Revenue in our Procedural Solutions segment increased by 4% to $593 million for the six months ended December 31, 2012 compared to the prior year. The increase in Procedural Solutions revenue was due to growth in our Infection Prevention ($16 million) and Medical Specialties ($9 million) business units.

Gross Margin and Cost of Products Sold

Gross margin increased 4% to $907 million during the six months ended December 31, 2012 compared to the prior year due to recall reserves in the prior year ($9 million). As a percentage of revenue, gross margin was 51.9% for the six months ended December 31, 2012 compared to 50.6% in the prior year.

The increase in gross margin was primarily the result of favorable product mix, infusion capital pricing improvements, manufacturing savings, and the impact of prior year recall charges ($9 million) which did not recur in the six months ended December 31, 2012. Changes in product mix toward higher margin products and favorable manufacturing cost reductions had a positive impact on gross margin as a percentage of revenue. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative and Research and Development Expenses

SG&A expenses decreased $32 million, or 6%, to $493 million during the six months ended December 31, 2012 compared to the prior year primarily due to savings associated with restructuring activities.

R&D expenses increased $22 million, or 30%, to $95 million during the six months ended December 31, 2012 compared to prior year as we continue to invest in next generation platforms in each of our Medical Systems businesses.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $9 million to $5 million during the six months ended December 31, 2012 compared to the prior year due to charges of $5 million associated with the 2011 Plan in the prior year.

Operating Income

Segment profit in our Medical Systems segment increased $28 million to $225 million during the six months ended December 31, 2012 compared to the prior year. The 14% increase in segment profit was primarily driven by favorable product mix, improved infusion capital pricing, the impact of prior year recall charges ($9 million) which did not recur, an 8% reduction in SG&A, and lower restructuring charges ($5 million) partially offset by a 30% increase in R&D expenses.

Segment profit in our Procedural Solutions segment increased $28 million to $89 million during the six months ended December 31, 2012. The increase in segment profit was primarily attributable to increased revenue and manufacturing and distribution cost savings as compared to prior year.

Interest Expense and Other, Net

Interest expense and other, net decreased 10% to $38 million during the six months ended December 31, 2012, primarily due to lower interest expenses associated with our senior debt.

Provision for Income Tax

Income tax expense increased to $81 million for the six months ended December 31, 2012 compared to $50 million for the six months ended December 31, 2011. The effective tax rate for the six months ended December 31, 2012 was 29.4% compared to 23.2 % for the six months ended December 31, 2011. The increase in the effective tax rate was primarily due to changes in our business income mix by jurisdiction and an increase in discrete tax expense as a result of foreign tax refunds received in the six months ended December 31, 2011.

For additional detail regarding the provision for income taxes, see note 10 to the unaudited condensed consolidated financial statements.

Loss from Discontinued Operations, Net of Tax

During the six months ended December 31, 2012, loss from discontinued operations totaled $3 million, compared to loss from discontinued operations of $1 million for the six months ended December 31, 2011.

For additional details regarding discontinued operations, see note 2 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Overview

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flow from operations primarily represents inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. In the fiscal year ended June 30, 2012, cash flows from financing activities were primarily related to our share repurchase program, as discussed below.

Our cash balance at December 31, 2012 was $1,558 million. Of this balance, $1,168 million is held outside of the United States and is denominated in United States dollars as well as other currencies. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. Approximately $100 million of purchases were made under this program at June 30, 2012. No shares were repurchased under this program during the quarter and six months ended December 31, 2012. We expect to continue to manage the pace of the remaining $400 million of purchases under this program based on market conditions and other relevant factors.

We are currently before the IRS Appeals office for fiscal years 2003 through 2007. In addition, we have commenced federal income tax audits for fiscal years 2008 through 2010. We believe that we have provided adequate reserves for these matters. However, even if we are adequately reserved, final settlement of these matters may require us to make cash payments to the IRS which could be material. In addition, these payments may result in increased costs if we need to utilize our revolving credit facility or repatriate foreign cash to fund these payments. See note 10 to the unaudited condensed consolidated financial statements for further information.

Sources and Uses of Cash

The following table summarizes our condensed consolidated statements of cash flows from continuing operations:

	Six Months Ended December 31,
(in millions)	2012	2011	Change
Cash Flow (Used in)/Provided by:
Operating Activities	$257	$189	$68
Investing Activities	$(103)	$(178)	$75
Financing Activities	$(259)	$(12)	$(247)

Six Months Ended December 31, 2012 and 2011

Net operating cash flow provided by continuing operations for the six months ended December 31, 2012 increased $68 million to $257 million as compared to net operating cash flow provided by continuing operations of $189 million for the six months ended December 31, 2011. The increase in cash flow provided by continuing operations was primarily due to higher net income, adjusted for the impact of non-cash items ($25 million), a reduced amount of inventory build ($43 million) compared to the prior year, and an increase in cash flow associated with accounts payable ($41 million), partially offset by a decrease in trade receivables ($30 million).

Net cash used in investing activities from continuing operations decreased $75 million for the six months ended December 31, 2012 compared to the prior year. This was attributable to a decrease in the amount of net cash paid in connection with acquisition transactions in the six months ended December 31, 2012 (primarily associated with our acquisition of Intermed) as compared to the prior year (primarily associated with our acquisition of Rowa).

Net cash used in continuing operations from financing activities increased $247 million for the six months ended December 31, 2012 compared to the prior year due to the repayment of $250 million of senior notes upon their maturity in August 2012.

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

At December 31, 2012, there were no amounts outstanding under our senior unsecured revolving credit facility.

For additional detail regarding the five-year senior unsecured revolving credit facility, see note 9 to the unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

At December 31, 2012, we did not have any off-balance sheet arrangements. Other than the repayment upon maturity of $250 million of our outstanding senior notes in August 2012 as discussed above, we have had no material changes related to contractual obligations since June 30, 2012. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K, filed with the SEC on January 31, 2013.

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

The notional amount of forward interest rate swap derivative instruments outstanding was $750 million as of December 31, 2012 and June 30, 2012, with an estimated fair value loss of approximately $11 million and $17 million, respectively. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates.

As of December 31, 2012 and June 30, 2012, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At December 31, 2012, there were no outstanding amounts under our revolving credit facility. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes, as discussed above.

The tables below present information about our investment portfolio and debt obligations:

	December 31, 2012
	Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$277	$—	$—	$—	$—	$—	$277	$277
Cash Equivalents	$1,281	$—	$—	$—	$—	$—	$1,281	$1,281
Weighted Average Interest Rate [1]	0.08%	—	—	—	—	—	0.08%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt [2]	$1	$2	$452	$2	$1	$704	$1,162	$1,338
Weighted Average Coupon Rate	3.41%	3.47%	5.12%	3.47%	2.65%	6.35%	5.86%	—
Other Obligations	$1	$—	$—	$—	$—	$—	$1	$1
Weighted Average Interest Rate	7.31%	12.43%	—	—	—	—	9.24%	—

	June 30, 2012
	Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$303	$—	$—	$—	$—	$—	$303	$303
Cash Equivalents	$1,345	$—	$—	$—	$—	$—	$1,345	$1,345
Weighted Average Interest Rate [1]	0.09%	—	—	—	—	—	0.09%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt [2]	$250	$2	$452	$2	$1	$705	$1,412	$1,576
Weighted Average Coupon Rate	4.12%	3.47%	5.12%	3.47%	2.65%	6.35%	5.55%	—
Other Obligations	$1	$—	$—	$—	$—	$—	$1	$1
Weighted Average Interest Rate	7.32%	12.43%	—	—	—	—	8.54%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of $10 million and $11 million purchase discounts at December 31, 2012 and June 30, 2012, respectively.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,339 million and $1,577 million at December 31, 2012 and June 30, 2012, respectively. The fair value of our senior notes at December 31, 2012 and June 30, 2012 was based on quoted market prices. The fair value of the other obligations at December 31, 2012 and June 30, 2012, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt or estimated based on discounted cash flows.

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

The following table provides information about our foreign currency derivative instruments outstanding as of December 31, 2012 and June 30, 2012:

	December 31, 2012		June 30, 2012
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$1	1.3	$1	1.2
Australian Dollar	12	1.0	21	1.0
New Zealand Dollar	7	0.8	7	0.8
South African Rand	2	8.6	2	8.5
Canadian Dollar	15	1.0	14	1.0
Swiss Franc	—	—	2	1.0
Japanese Yen	1	85.6	2	79.4
Hong Kong Dollar	5	7.8	—	—
Mexican Peso	10	13.0	—	—

Total	$53		$49

Estimated Fair Value	$—		$—

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$4	13.0	$23	13.8
Euro	—	—	1	1.2
Indian Rupee	—	—	1	57.4
Swiss Franc	1	0.9	11	1.0
British Pound	8	1.6	13	1.6

Total	$13		$49

Estimated Fair Value	$—		$(1)

Foreign Currency Forward Contracts:
(Pay foreign currency/receive Euros)
British Pound	$5	0.8	$8	0.8

Total	$5		$8

Estimated Fair Value	$—		$—

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

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our company’s purchases of equity securities during the quarter ended December 31, 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publically Announced Program[1,2]
October 1 – 31, 2012	—	$—	—	$400
November 1 – 30, 2012	—	—	—	400
December 1 – 31, 2012	—	—	—	400

Total	—	—	—	$400

[1]

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. The share repurchase program is expected to continue through December 2013. Approximately $100 million of purchases were made under this program at June 30, 2012. No shares were repurchased under this program during the quarter and six months ended December 31, 2012. We expect to continue to manage the pacing of the remaining $400 million of purchases under this program based on market conditions and other relevant factors.

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