Form 10-Q
period 2013-03-31
CAREFUSION Corp
filed 2013-05-10
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of outstanding shares of the registrant’s common stock, as of April 25, 2013 was 219,809,208.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2013	2012	2013	2012

Revenue	$901	$919	$2,647	$2,637
Cost of Products Sold	425	460	1,264	1,308

Gross Margin	476	459	1,383	1,329

Selling, General and Administrative Expenses	244	241	737	766
Research and Development Expenses	47	45	142	118
Restructuring and Acquisition Integration Charges	9	12	14	26
Reserve for Expected Government Settlement	41	—	41	—

Operating Income	135	161	449	419

Interest Expense and Other, Net	17	21	55	63

Income Before Income Tax	118	140	394	356
Provision for Income Tax	34	36	115	86

Income from Continuing Operations	84	104	279	270
Loss from Discontinued Operations, Net of Tax	—	(72)	(3)	(73)

Net Income	$84	$32	$276	$197

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.38	$0.46	$1.25	$1.20
Discontinued Operations	$—	$(0.32)	$(0.01)	$(0.33)
Basic Earnings per Common Share	$0.38	$0.14	$1.24	$0.88

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.37	$0.46	$1.24	$1.19
Discontinued Operations	$—	$(0.32)	$(0.01)	$(0.32)
Diluted Earnings per Common Share	$0.37	$0.14	$1.23	$0.87

Weighted-Average Number of Common Shares Outstanding:
Basic	222.5	224.6	222.4	224.4
Diluted	225.6	226.8	225.0	226.6

See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2013	2012	2013	2012
Net Income	$84	$32	$276	$197

Other Comprehensive Income/(Loss), Net of Tax:
Foreign Currency Translation Adjustments (net of tax benefit of $1 million and tax expense of $1 million for the three and nine months, respectively, ended March 31, 2013 and tax benefit of $0 million and $3 million for the three and nine months, respectively, ended March 31, 2012)	(13)	17	12	(28)
Unrealized Gain/(Loss) on Derivatives (net of tax expense of $0 million and $1 million for the three and nine months, respectively, ended March 31, 2013 and tax expense of $1 million and tax benefit of $1 million for the three and nine months, respectively, ended March 31, 2012)	—	2	2	(1)
Unrealized Gain on Interest Rate Swaps (net of tax expense of $6 million and $8 million for the three and nine months, respectively, ended March 31, 2013 and tax expense of $9 million for each of the three and nine months ended March 31, 2012)	11	17	14	14

	(2)	36	28	(15)

Comprehensive Income, Net of Tax	$82	$68	$304	$182

See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	March 31, 2013	June 30, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,905	$1,648
Trade Receivables, Net	436	441
Current Portion of Net Investment in Sales-Type Leases	351	374
Inventories, Net	398	390
Prepaid Expenses	31	25
Other Current Assets	213	167
Current Assets of Discontinued Operations	—	73

Total Current Assets	3,334	3,118

Property and Equipment, Net	417	431
Net Investment in Sales-Type Leases, Less Current Portion	993	978
Goodwill	3,082	3,039
Intangible Assets, Net	805	831
Other Assets	97	91

Total Assets	$8,728	$8,488

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$2	$251
Accounts Payable	184	176
Deferred Revenue	56	62
Accrued Compensation and Benefits	124	139
Other Accrued Liabilities	234	286
Current Liabilities of Discontinued Operations	—	19

Total Current Liabilities	600	933

Long-Term Obligations, Less Current Portion	1,445	1,151
Deferred Income Taxes	646	644
Other Liabilities	543	529

Total Liabilities	3,234	3,257

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $0.01 Par Value) Issued and Outstanding – None	—	—
Common Stock (1,200.0 Authorized Shares; $0.01 Par Value) Issued and Outstanding – 221.0 and 221.4 shares at March 31, 2013 and June 30, 2012, respectively	2	2
Treasury Stock, at cost, 7.4 and 4.1 shares at March 31, 2013 and June 30, 2012, respectively	(217)	(105)
Additional Paid-In Capital	4,830	4,759
Retained Earnings	939	663
Accumulated Other Comprehensive Loss	(60)	(88)

Total Stockholders’ Equity	5,494	5,231

Total Liabilities and Stockholders’ Equity	$8,728	$8,488

See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
(in millions)	2013	2012

Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,648	$1,370

Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$(1)	$1

Cash Flows from Operating Activities:
Net Income	276	197
Loss from Discontinued Operations	(3)	(73)

Income from Continuing Operations	279	270

Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	137	148
Other Non-Cash Items	63	72
Change in Operating Assets and Liabilities:
Trade Receivables	6	27
Inventories	(6)	(50)
Net Investment in Sales-Type Leases	8	(15)
Accounts Payable	4	(18)
Other Accrued Liabilities and Operating Items, Net	(66)	(86)

Net Cash Provided by Operating Activities – Continuing Operations	425	348
Net Cash Provided by Operating Activities – Discontinued Operations	1	3

Net Cash Provided by Operating Activities	426	351

Cash Flows from Investing Activities:
Cash Paid for Acquisition, Net of Cash Received	(66)	(131)
Other Investing Activities	(77)	(73)

Net Cash Used in Investing Activities – Continuing Operations	(143)	(204)

Net Cash Used in Investing Activities	(143)	(204)

Cash Flows from Financing Activities:
Reduction of Current Portion of Long-Term Obligations	(251)	(1)
Proceeds from Issuance of Debt, Net	298	—
Share Repurchase Program	(108)	(50)
Other Financing Activities	30	(7)

Net Cash Used in Financing Activities – Continuing Operations	(31)	(58)
Net Cash Used in Financing Activities – Discontinued Operations	—	(5)

Net Cash Used in Financing Activities	(31)	(63)

Effect of Exchange Rate Changes on Cash – Continuing Operations	6	(16)
Effect of Exchange Rate Changes on Cash – Discontinued Operations	—	2

Net Effect of Exchange Rate Changes on Cash	6	(14)

Net Increase in Cash and Cash Equivalents – Continuing Operations	257	70
Net Increase in Cash and Cash Equivalents – Discontinued Operations	1	—

Net Increase in Cash and Cash Equivalents	258	70

Cash and Cash Equivalents at March 31, Attributable to Continuing Operations	$1,905	$1,440

Cash and Cash Equivalents at March 31, Attributable to Discontinued Operations	$—	$1

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

Reorganization of Segment Information. Leading up to our spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our businesses into two new global operating segments and reporting segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics product line with the Respiratory Technologies business unit within the Medical Systems segment. Our respiratory diagnostics product line had previously been reported within the Procedural Solutions segment as “Other.” Financial information for all periods presented have been reclassified to reflect these changes to our operating and reporting segments.

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

New Accounting Pronouncements (Adopted during Fiscal Year 2013)

ASU 2011-05 & ASU 2011-12. In June 2011, The Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 –Presentation of Comprehensive Income (“ASU 2011-05”), and in December 2011 issued ASU 2011-12 – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-05 amends existing guidance around comprehensive income and aligns Other Comprehensive Income (“OCI”) disclosure requirements between GAAP and International Financial Reporting Standards. Previously, components of OCI could be presented as part of the statement of changes in stockholders’ equity; ASU 2011-05 requires entities to report these in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used in existing GAAP, and the second statement would include components of OCI. ASU 2011-05 does not change the items that must be reported within OCI. ASU 2011-12 indefinitely defers portions of the new presentation requirements of ASU 2011-05 around reclassifications of items out of accumulated OCI. During the deferral period, entities will still need to comply with the existing requirements of GAAP for the presentation of reclassification adjustments. We adopted the provisions of ASU 2011-05 and ASU 2011-12 during the quarter ended September 30, 2012. The adoptions of ASU 2011-05 and ASU 2011-12 had no material impact on our financial condition, results of operations or cash flows.

ASU 2012-02. In July 2012, the FASB issued ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). For entities testing indefinite-lived intangible assets for impairment, ASU 2012-02 allows the option of performing a qualitative assessment in lieu of an annual fair value calculation if the risk of impairment is determined not to be more likely than not. We early adopted the amendment provisions of ASU 2012-02 prospectively on April 1, 2013; the adoption of this standard did not have material impact on our financial condition, results of operations or cash flows.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 4. EARNINGS PER SHARE

For the quarters and nine months ended March 31, 2013 and 2012, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of the shares used to compute basic and diluted earnings per share for the quarters and nine months ended March 31, 2013 and 2012:

	Quarters Ended March 31,		Nine Months Ended March 31,
(shares in millions)	2013	2012	2013	2012
Denominator for Basic Earnings per Share	222.5	224.6	222.4	224.4
Effect of Dilutive Securities:
Stock Options	1.9	0.9	1.4	0.9
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.2	1.3	1.2	1.3

Denominator for Diluted Earnings per Share	225.6	226.8	225.0	226.6

The table below provides a summary of the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the quarters and nine months ended March 31, 2013 and 2012:

(securities in millions)	Quarters Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Number of Securities	4.0	9.8	6.5	9.8
Weighted Average Exercise Price	$31.81	$29.26	$30.95	$30.00

Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income, therefore, the sum of per share components may not equal the per share amounts presented.

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. During fiscal year 2012, we purchased a total of 3.9 million shares of our common stock under the share repurchase program for an aggregate of $100 million (excluding commissions and fees). During the quarter and nine months ended March 31, 2013, we purchased a total of 3.3 million shares under this program for an aggregate of $112 million (excluding fees and commissions). From April 1, 2013 through the date of this filing, we purchased an additional 3.0 million shares for an aggregate of $104 million (excluding fees and commissions). We expect to continue to manage the pace of the remaining $184 million of purchases under this program based on market conditions and other relevant factors. Based on the current pacing, we expect to complete all purchases under this program by July 31, 2013.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 5. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring liabilities and associated charges are measured at fair value as incurred. Acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the quarters and nine months ended March 31, 2013 and 2012:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2013	2012	2013	2012
Restructuring Charges	$9	$12	$14	$26
Acquisition Integration Charges	—	—	—	—

Total Restructuring and Acquisition Integration Charges	$9	$12	$14	$26

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

The following table includes information regarding our current restructuring programs:

	Nine Months Ended March 31, 2013
(in millions)	Accrued at June 30, 2012[1]	Accrued Costs	Cash Payments	Accrued at Mar. 31, 2013[1]
Total Restructuring Programs	$10	$14	$(15)	$9

[1]	Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.

As discussed in note 1 to the unaudited condensed consolidated financial statements, in order to better align our operating and reporting structures with our updated business profile, commencing with the quarter ended September 30, 2011, we have re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics product line with the Respiratory Technologies business unit within the Medical Systems segment.

The following table segregates our restructuring charges into our reportable segments for the quarters and nine months ended March 31, 2013 and 2012, net of reclassification adjustments to conform to the current period presentation:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2013	2012[1]	2013	2012[1]
Medical Systems	$7	$7	$10	$15
Procedural Solutions	2	5	4	11

Total Restructuring Charges	$9	$12	$14	$26

[1]

Restructuring charges include the global restructuring program initiated in the fiscal year ended June 30, 2011 (the “2011 Plan”). Substantially all of the costs associated with the 2011 Plan were incurred as of June 30, 2011.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

NOTE 6. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	March 31, 2013	June 30, 2012
Raw Materials	$145	$145
Work-in-Process	24	20
Finished Goods	270	263

	439	428
Reserve for Excess and Obsolete Inventories	(41)	(38)

Inventories, Net	$398	$390

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

The change in the allowance for credit losses on financing receivables for the nine months ended March 31, 2013, consisted of the following:

(in millions)
Beginning balance of allowance for credit losses – June 30, 2012	$10
Charge-offs	(1)
Recoveries	(1)
Provisions	1

Ending balance of allowance for credit losses – March 31, 2013	$9

The following table summarizes the credit losses and recorded investment in sales-type leases as of March 31, 2013:

(in millions)
Allowance for credit losses:
Ending Balance at March 31, 2013	$9

Ending Balance: individually evaluated for impairment	$2

Ending Balance: collectively evaluated for impairment	$7

Sales-Type Leases:
Ending Balance at March 31, 2013	$1,344

Ending Balance: individually evaluated for impairment	$7

Ending Balance: collectively evaluated for impairment	$1,337

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, net of adjustments for discontinued operations:

(in millions)	Total
Balance at June 30, 2012	$3,039
Goodwill Acquired, Net of Foreign Currency Translation Adjustments	43

Balance at March 31, 2013	$3,082

As discussed in note 1 to the unaudited condensed consolidated financial statements, during the quarter ended September 30, 2012, we combined our respiratory diagnostics product line with the Respiratory Technologies business unit, which is included in the Medical Systems segment. As a result, goodwill was reassigned to the Medical Systems and Procedural Solutions operating segments using the relative fair value allocation accordingly.

As of March 31, 2013, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $2,105 million and $977 million, respectively. As of June 30, 2012, goodwill for the businesses comprising the Medical Systems segment and the Procedural Solutions segment was $2,066 million and $973 million, respectively. The amount set forth above for goodwill acquired reflects the impact of business acquisitions.

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from 3 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
March 31, 2013
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	87	45	42
Developed Technology	9	367	189	178
Customer Relationships	16	480	270	210
Other	6	56	33	23

Total Amortized Intangibles	12	990	537	453

Total Intangibles		$1,342	$537	$805

June 30, 2012
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	86	41	45
Developed Technology	9	353	154	199
Customer Relationships	16	478	253	225
Other	8	41	31	10

Total Amortized Intangibles	12	958	479	479

Total Intangibles		$1,310	$479	$831

Amortization expense is as follows:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2013	2012	2013	2012
Amortization Expense	$19	$23	$56	$66

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2013	2014	2015	2016	2017
Amortization Expense	$75	$74	$61	$59	$54

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 9. BORROWINGS

Borrowings consisted of the following:

(in millions)	March 31, 2013	June 30, 2012
Senior Notes due 2012, 4.125%, Effective Rate 4.52%	$—	$250
Senior Notes due 2014, 5.125% Less Unamortized Discount of $2.2 million at March 31, 2013, Effective Rate 5.49%	448	448
Senior Notes due 2019, 6.375% Less Unamortized Discount of $11.4 million at March 31, 2013, Effective Rate 6.69%	689	691
Senior Notes due 2023, 3.300% Less Unamortized Discount of $2.2 million at March 31, 2013, Effective Rate 3.39%	298	—
Euro Denominated Debt, Interest Averaging 3.52% at March 31, 2013, Due in Varying Installments through 2020	12	12
Other Obligations; Interest Averaging 9.28% at March 31, 2013 and 8.54% at June 30, 2012, Due in Varying Installments through 2014	—	1

Total Borrowings	1,447	1,402
Less: Current Portion	2	251

Long-Term Portion	$1,445	$1,151

Senior Unsecured Notes. In July 2009, we sold $1.4 billion aggregate principal amount of senior notes and received net proceeds of $1.374 billion. In August 2012, we used $250 million in cash to repay upon maturity the $250 million aggregate principal amount of the 4.125% senior notes due 2012. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million. The senior notes are unsecured obligations and the discount on sale of the senior notes is amortized to interest expense utilizing the effective interest rate method.

Euro Denominated Debt. In connection with our acquisition of Rowa Automatisierungssysteme GmbH (“Rowa”) on August 1, 2011, we assumed a 9 million Euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are subject to certain customary covenants and are payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. At March 31, 2013 and June 30, 2012, the aggregate outstanding balance on these loans was $12 million.

Revolving Credit Facility. In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million. At March 31, 2013 and June 30, 2012, there were no amounts outstanding under our senior unsecured revolving credit facility. Effective as of December 10, 2012, we increased the aggregate commitments under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Other Borrowings. We maintain other borrowings that consist primarily of additional notes, loans and capital leases. These additional notes, loans and capital leases totaled $1 million at June 30, 2012, and were $0 at March 31, 2013. Obligations related to capital leases are secured by the underlying assets.

Letters of Credit and Bank Guarantees. At March 31, 2013 and June 30, 2012, we had $24 million and $21 million, respectively, of letters of credit and bank guarantees outstanding.

NOTE 10. INCOME TAX

The effective tax rate was 28.6% and 29.2%, for the quarter and nine months ended March 31, 2013, respectively, as compared to 26.1% and 24.3% for the quarter and nine months ended March 31, 2012, respectively.

The difference between the effective tax rate for the quarter ended March 31, 2013 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate, offset by unfavorable adjustments related to certain foreign earnings taxed in the United States.

In the third quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal research and development tax credit, retroactive to January 1, 2012. As a result, during the three months ended March 31, 2013, the Company recognized total tax benefits of $2.8 million, of which $1.1 million related to fiscal 2012 research and development expenses.

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

Administrative Subpoenas. In April 2011, we received a federal administrative subpoena from the U.S. Department of Justice (“Department of Justice”) through the U.S. Attorney for the District of Kansas. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. In August 2012, we received another federal administrative subpoena from the Department of Justice containing additional information requests. All three subpoenas request for documents and other materials that relate primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. In April 2013, we announced an agreement in principle pursuant to which we expect to pay the government approximately $41 million to resolve the government’s allegations. In connection with these matters, we also entered into a non-prosecution agreement and will continue to cooperate with the government. The agreement in principle remains subject to several conditions, including the completion and execution of a formal settlement agreement and other required documentation. There can be no assurance that we complete the required documentation or finalize the settlement on the proposed terms or at all. During the quarter and nine months ended March 31, 2013, we recorded a charge to establish a reserve for the amount of the expected payment. The amount and timing of the payment are subject to the final terms of the settlement agreement. We are unable to determine when we will enter into the formal settlement agreement, if at all, when these matters will be finally resolved, whether any additional areas of inquiry will be opened, or the final outcome of these matters. Other than the amount of the expected payment, we cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of March 31, 2013, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves to cover any possible future costs and expenses of compliance with the amended consent decree.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of March 31, 2013 and June 30, 2012:

(in millions)	March 31, 2013	June 30, 2012
Assets:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[1]	$—	$2
Forward Interest Rate Swap Agreements[2]	12	—

Total Assets	$12	$2

Liabilities:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[3]	$—	$3
Forward Interest Rate Swap Agreements[4]	7	17

Total Liabilities	$7	$20

[1]	All foreign currency forward contracts classified as derivative assets are recorded as “Other Current Assets” in the unaudited condensed consolidated balance sheets.
[2]

All forward interest rate swap agreements classified as derivative assets are recorded as either “Other Current Assets” or “Other Assets” in the unaudited condensed consolidated balance sheets, depending on the expected settlement dates.

[3]	All foreign currency forward contracts classified as derivative liabilities are recorded as “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.
[4]

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

At June 30, 2012, we held foreign currency forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses. No foreign currency forward contracts were outstanding at March 31, 2013. At March 31, 2013 and June 30, 2012, we also held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with our debt.

The following table shows the notional amount of the outstanding cash flow hedges as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$—	$47
Interest Rate Swap Agreements	450	750

Total	$450	$797

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

During the year ended June 30, 2012, we entered into forward interest rate swap agreements with an aggregate notional amount totaling $750 million. During the quarter ended March 31, 2013, the forward interest rate swap agreement with an aggregate notional amount totaling $300 million expired. These agreements hedge the variability in future interest rates due to changes in the benchmark interest rate.

Credit risk of these contracts was not material as of March 31, 2013 and June 30, 2012. The unrealized net gain included in OCI on the unaudited condensed consolidated balance sheet was $5 million at March 31, 2013, with $18 million of net loss at June 30, 2012. The amounts reclassified from OCI to the consolidated statements of income for the quarters and nine months ended March 31, 2013 and 2012 were not material. The amount of ineffectiveness associated with these derivative instruments was not material.

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

The following table summarizes the notional amount of the fair value hedges outstanding as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$61	$59

During the quarters ended March 31, 2013 and 2012, we recognized $1 million and $2 million of losses, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts. During the nine months ended March 31, 2013 and March 31, 2012, we recognized $1 million and $2 million of losses, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on quoted market prices for the same or similar instruments as of March 31, 2013 and June 30, 2012:

	March 31, 2013		June 30, 2012
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign Currency Forward Contracts	$61	$—	$106	$(1)
Interest Rate Swap Agreements	450	5	750	(17)

Total	$511	$5	$856	$(18)

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 13. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2013:

(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,657	$1,657	$—	$—
Other Investments	18	18	—	—
Assets – Foreign Currency Forward Contracts	—	—	—	—
Assets – Interest Rate Swap Agreements	12	—	12

Total Financial Assets	$1,687	$1,675	$12	$—

Financial Liabilities:
Liabilities – Foreign Currency Forward Contracts	$—	$—	$—	$—
Liabilities – Interest Rate Swap Agreements	7	—	7	—

Total Financial Liabilities	$7	$—	$7	$—

The cash equivalents balance is comprised of highly liquid investments purchased with an original maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the unaudited condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. Assets and liabilities classified as Level 2 relate to foreign currency forward contracts and interest rate swap agreements. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments. See note 12 for additional information. The amount of level 3 assets and liabilities measured on a recurring basis at March 31, 2013 was immaterial.

Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,630 million and $1,577 million as of March 31, 2013 and June 30, 2012, respectively, as compared to the net carrying amounts of $1,447 million and $1,402 million at March 31, 2013 and June 30, 2012, respectively. The fair value of our senior notes at March 31, 2013 and June 30, 2012 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at March 31, 2013 and June 30, 2012, was based on either the quoted market prices for the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at March 31, 2013 and June 30, 2012 was determined using a discounted cash flow analysis, which approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 9 for additional information.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The table below summarizes the changes in the carrying amount of the liability for product warranties for the quarter ended March 31, 2013:

(in millions)
Balance at June 30, 2012	$31
Warranty Accrual	7
Warranty Claims Paid	(16)
Adjustments to Preexisting Accruals	(3)

Balance at March 31, 2013	$19

As of March 31, 2013 and June 30, 2012, approximately $7 million and $18 million, respectively, of the ending liability balances related to accruals for product recalls.

NOTE 15. SEGMENT INFORMATION

As discussed in note 1, in order to better align our operating and reportable segments with the manner in which we organize our businesses, commencing in the quarter ended September 30, 2011, we re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions. Additionally, during the quarter ended September 30, 2012, we reclassified our respiratory diagnostics product line from the Procedural Solutions segment into the Medical Systems segment within the Respiratory Technologies business unit. Our operations are principally managed on a products and services basis, and the Medical Systems and Procedural Solutions segments focus primarily on our medical equipment businesses and disposable products businesses, respectively. Financial information for all periods presented have been reclassified to reflect these changes to our operating and reporting segments.

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

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following table presents information about our reporting segments for the quarters ended March 31, 2013 and 2012, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems[1]	Procedural Solutions[1,2]	Total
March 31, 2013:
External Revenues	$584	$317	$901
Depreciation and Amortization	33	13	46
Operating Income	122	54	176
Capital Expenditures	17	19	36

March 31, 2012:
External Revenues	$619	$300	$919
Depreciation and Amortization	36	14	50
Operating Income	118	43	161
Capital Expenditures	21	4	25

[1]

During the quarter ended March 31, 2013, we recorded a $41 million charge to establish a reserve in connection with the agreement in principle to resolve the previously disclosed government investigations related to prior sales and marketing practices for our ChloraPrep® skin preparation product and relationships with healthcare professionals. The agreement in principle remains subject to several conditions, and the amount and timing of the payment are subject to the final terms of the settlement agreement. These amounts have not been allocated to segment results.

[2]	Segment results have been adjusted for discontinued operations. See note 2.

A reconciliation of total segment operating income to consolidated income before income tax is presented below for the quarters ended March 31, 2013 and 2012:

	Quarters Ended March 31,
(in millions)	2013	2012
Total Segment Operating Income	$176	$161
Reserve for Expected Government Settlement	(41)	—

Operating Income	135	161
Interest Expense and Other, Net	17	21

Income Before Income Tax	$118	$140

The following table presents information about our reporting segments for the nine months ended March 31, 2013 and 2012, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems[1]	Procedural Solutions[1,2]	Total
March 31, 2013:
External Revenues	$1,737	$910	$2,647
Depreciation and Amortization	98	39	137
Operating Income	347	143	490
Capital Expenditures	48	29	77
March 31, 2012:
External Revenues	$1,769	$868	$2,637
Depreciation and Amortization	107	41	148
Operating Income	315	104	419
Capital Expenditures	60	13	73

[1]

During the quarter ended March 31, 2013, we recorded a $41 million charge to establish a reserve in connection with the agreement in principle to resolve the previously disclosed government investigations

CAREFUSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

related to prior sales and marketing practices for our ChloraPrep® skin preparation product and relationships with healthcare professionals. The agreement in principle remains subject to several conditions, and the amount and timing of the payment are subject to the final terms of the settlement agreement. These amounts have not been allocated to segment results.
[2]	Segment results have been adjusted for discontinued operations. See note 2.

A reconciliation of total segment operating income to consolidated income before income tax is presented below for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
(in millions)	2013	2012
Total Segment Operating Income	$490	$419
Reserve for Expected Government Settlement	(41)	—

Operating Income	449	419
Interest Expense and Other, Net	55	63

Income Before Income Tax	$394	$356

The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarters Ended March 31,		Nine Months Ended March 31,		As of March 31,	As of June 30,
(in millions)	2013	2012	2013	2012	2013	2012
United States	$709	$715	$2,081	$2,056	$309	$323
International	192	204	566	581	108	108

	901	919	2,647	2,637	417	431

The following table presents the revenue information for select business lines within each of the segments for the quarters and nine months ended March 31, 2013 and 2012:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2013	2012	2013	2012
Medical Systems
Dispensing Technologies	$234	$261	$738	$759
Infusion Systems	246	245	678	690

Respiratory Technologies[1]	97	106	300	301
Other	7	7	21	19

	$584	$619	$1,737	$1,769
Procedural Solutions[2]
Infection Prevention	$150	$150	$446	$430
Medical Specialties	88	80	254	237
Specialty Disposables	79	70	210	201

	$317	$300	$910	$868

Total CareFusion	$901	$919	$2,647	$2,637

[1]	Includes the respiratory diagnostics product line. See note 1.
[2]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated and combined financial statements and related notes thereto for the fiscal year ended June 30, 2012, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 31, 2013.

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

Leading up to our spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our businesses into two new global operating and reporting segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics product line with the Respiratory Technologies business unit within the Medical Systems segment. Our respiratory diagnostics product line had previously been reported within the Procedural Solutions segment as “Other.” Financial information for all periods presented have been reclassified to reflect these changes to our operating and reporting segments.

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

Since 2010, procedural volumes in acute care facilities have decreased; although procedural volumes have been relatively stable during fiscal year 2013. Procedural volumes in acute care facilities represent one indicator for the demand of the disposable products sold within the Procedural Solutions operating segment. In addition to procedural volumes, demand for many of our Procedural Solutions products is created when physicians convert their existing practices away from legacy methods and adopt our clinically differentiated products. As a result, we believe our clinically differentiated product revenue has consistently outperformed trends in acute care facility procedural volumes.

Consolidated Results of Operations

Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012

Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended March 31, 2013 and 2012:

	Quarters Ended March 31,
(in millions)	2013	2012	Change

Revenue	$901	$919	$(18)
Cost of Products Sold	425	460	(35)

Gross Margin	476	459	17

Selling, General and Administrative Expenses	244	241	3
Research and Development Expenses	47	45	2
Restructuring and Acquisition Integration Charges	9	12	(3)
Reserve for Expected Government Settlement	41	—	41

Operating Income	135	161	(26)

Interest Expense and Other, Net	17	21	(4)

Income Before Income Tax	118	140	(22)
Provision for Income Tax	34	36	(2)

Income from Continuing Operations	84	104	(20)
Loss from Discontinued Operations, Net of Tax	—	(72)	72

Net Income	$84	$32	$52

Revenue

The following table presents the revenue information for select business lines within each of the segments for the quarters ended March 31, 2013 and 2012:

	Quarters Ended March 31,
(in millions)	2013	2012	Change
Medical Systems
Dispensing Technologies	$234	$261	$(27)
Infusion Systems	246	245	1
Respiratory Technologies[1]	97	106	(9)
Other	7	7	—

Total Medical Systems	$584	$619	$(35)

Procedural Solutions[2]
Infection Prevention	$150	$150	$—
Medical Specialties	88	80	8
Specialty Disposables	79	70	9

Total Procedural Solutions	$317	$300	$17

Total CareFusion	$901	$919	$(18)

[1]	Includes the respiratory diagnostics product line. See note 1.
[2]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

Revenue in the Medical Systems segment decreased by $35 million compared to the prior year. The revenue decrease is primarily attributable to decreased revenues of $27 million and $9 million from the Dispensing Technologies and Respiratory Technologies business units, respectively.

Revenue in the Dispensing Technologies business unit decreased by $27 million as a result of a decrease in the volume of equipment installations, primarily attributable to delayed installations in advance of a new product release. Revenue in the Respiratory Technologies business unit decreased by $9 million primarily as a result of the fulfillment of a significant government order in the prior year and offset by an increase in revenue ($4 million) associated with the operations of Intermed, which we acquired in November 2012.

Revenue in the Procedural Solutions segment increased by 6% to $317 million for the quarter ended March 31, 2013 compared to the prior year. The increase in Procedural Solutions revenue was primarily due to growth in the Specialty Disposables ($9 million) and Medical Specialties ($8 million) business units.

Gross Margin and Cost of Products Sold

Gross margin increased 4% to $476 million during the quarter ended March 31, 2013 compared to the prior year. As a percentage of revenue, gross margin was 52.8% for the quarter ended March 31, 2013 compared to 49.9% in the prior year. The increase in gross margin percentage resulted from improvements in infusion capital pricing and manufacturing savings.

Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative and Research and Development Expenses

Selling, General and Administrative (“SG&A”) expenses increased $3 million, or 1%, to $244 million during the quarter ended March 31, 2013 compared to the prior year primarily as a result of the onset of the impact of the new medical device tax that was implemented in the quarter ended March 31, 2013 as part of healthcare reform in the United States and the costs associated with the operations of Intermed.

Research and development (“R&D”) expenses increased $2 million, or 4%, to $47 million during the quarter ended March 31, 2013 compared to the prior year as we continue to invest in next generation platforms primarily in each of our Medical Systems business units.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $3 million to $9 million during the quarter ended March 31, 2013 compared to the prior year.

Operating Income

Operating income for the quarter ended March 31, 2013, decreased $26 million, or 16%, to $135 million. The decrease in operating income was primarily due to a pre-tax charge of $41 million recorded during the quarter ended March 31, 2013, to establish a reserve in connection with the agreement in principle to resolve the previously disclosed government investigations related to prior sales and marketing practices for our ChloraPrep® skin preparation product and relationships with healthcare professionals. The impact of the reserve for this expected government settlement was partially offset by the increase in gross margin percentage which resulted from improvements in infusion capital pricing and manufacturing savings.

Segment profit in the Medical Systems segment increased $4 million to $122 million during the quarter ended March 31, 2013 compared to the prior year. The 3% increase in segment profit was primarily due to the improvement in gross margin attributable to improved infusion capital pricing as compared to the prior year.

Segment profit in the Procedural Solutions segment increased $11 million to $54 million during the quarter ended March 31, 2013. The increase in segment profit was primarily attributable increased revenue ($17 million) and lower restructuring and acquisition integration charges ($3 million) compared to the prior year.

Interest Expense and Other, Net

Interest expense and other, net decreased 19% to $17 million during the quarter ended March 31, 2013, primarily due to lower interest expenses associated with our senior notes. We repaid $250 million of senior notes upon their maturity in August 2012 and therefore recognized a lesser amount of interest expense on these notes in the current year.

Provision for Income Tax

Income tax expense decreased to $34 million for the quarter ended March 31, 2013 compared to $36 million for the quarter ended March 31, 2012. The effective tax rate for the quarters ended March 31, 2013 and 2012 was 28.6% and 26.1%, respectively.

The increase in the effective tax rate was primarily due to changes in our business income mix by jurisdiction and an increase in discrete tax expense as a result of the reserve for the expected government settlement accrued in the quarter ended March 31, 2013.

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

Loss from Discontinued Operations, Net of Tax

During the quarter ended March 31, 2013, there were no discontinued operations, compared to loss from discontinued operations of $72 million for the quarter ended March 31, 2012.

For additional details regarding discontinued operations, see note 2 to the unaudited condensed consolidated financial statements.

Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

Below is a summary of comparative results of operations and a more detailed discussion of results for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
(in millions)	2013	2012	Change

Revenue	$2,647	$2,637	$10
Cost of Products Sold	1,264	1,308	(44)

Gross Margin	1,383	1,329	54

Selling, General and Administrative Expenses	737	766	(29)
Research and Development Expenses	142	118	24
Restructuring and Acquisition Integration Charges	14	26	(12)
Reserve for Expected Government Settlement	41	—	41

Operating Income	449	419	30

Interest Expense and Other, Net	55	63	(8)

Income Before Income Tax	394	356	38
Provision for Income Tax	115	86	29

Income from Continuing Operations	279	270	9
Loss from Discontinued Operations, Net of Tax	(3)	(73)	70

Net Income	$276	$197	$79

Revenue

The following table presents the revenue information for select business lines within each of the segments for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
(in millions)	2013	2012	Change
Medical Systems
Dispensing Technologies	$738	$759	$(21)
Infusion Systems	678	690	(12)
Respiratory Technologies[1]	300	301	(1)
Other	21	19	2

Total Medical Systems	$1,737	$1,769	$(32)

Procedural Solutions[2]
Infection Prevention	$446	$430	$16
Medical Specialties	254	237	17
Specialty Disposables	210	201	9

Total Procedural Solutions	$910	$868	$42

Total CareFusion	$2,647	$2,637	$10

[1]	Includes the respiratory diagnostics product line. See note 1.
[2]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.

Revenue in the Medical Systems segment decreased to $1,737 million for the nine months ended March 31, 2013 compared to the prior year. The decrease was primarily a result of decreased revenues in the Dispensing Technologies ($21 million) and Infusion Systems ($12 million) business units.

Revenue in the Dispensing Technologies business unit decreased by $21 million as a result of a decrease in the volume of equipment installations primarily attributable to delayed installations in advance of a new product release. Revenue in the Infusion Systems business unit decreased 2% primarily due to the net impact of a decrease in the volume of pump installations offset by an increase in equipment pricing.

Revenue in the Procedural Solutions segment increased by 5% to $910 million for the nine months ended March 31, 2013 compared to the prior year. The increase in Procedural Solutions revenue was due to growth in the Medical Specialties ($17 million), Infection Prevention ($16 million), and Specialty Disposables ($9 million) business units.

Revenue in the Infection Prevention business unit increased by $16 million as a result of increased sales of skin preparation products and needleless infusion access valves. Revenue in the Medical Specialties business unit increased primarily as a result of international expansion and continued strength in pleural drainage and biopsy categories. Increased revenue in the Specialty Disposables business unit of $9 million is primarily attributable to an increase in demand as a result of a heavier flu season in the current year.

Gross Margin and Cost of Products Sold

Gross margin increased 4% to $1,383 million during the nine months ended March 31, 2013 compared to the prior year. As a percentage of revenue, gross margin was 52.2% for the nine months ended March 31, 2013 compared to 50.4% in the prior year.

The increase in gross margin was primarily the result of infusion capital pricing improvements, manufacturing savings, and the impact of prior year recall charges ($9 million), which did not recur in the nine months ended March 31, 2013. Favorable manufacturing cost reductions had a positive impact on gross margin as a percentage of revenue. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative and Research and Development Expenses

SG&A expenses decreased $29 million, or 4%, to $737 million during the nine months ended March 31, 2013 compared to the prior year primarily due to savings associated with restructuring activities and a reduction in the amortization of acquired intangible assets.

R&D expenses increased $24 million, or 20%, to $142 million during the nine months ended March 31, 2013 compared to the prior year as we continue to invest in next generation platforms primarily in each of our Medical Systems businesses.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $12 million to $14 million during the nine months ended March 31, 2013 compared to the prior year.

Operating Income

Operating income for the nine months ended March 31, 2013, increased $30 million, or 7%, to $449 million. This increase in operating income was driven by an increase in gross margin ($54 million), a decrease in SG&A expenses ($29 million) and a decrease in restructuring and acquisition integration charges ($12 million) offset by an increase in R&D expenses ($24 million). In addition, operating income was negatively impacted by a pre-tax charge of $41 million recorded during the quarter ended March 31, 2013, to establish a reserve in connection with the agreement in principle to resolve the previously disclosed government investigations related to prior sales and marketing practices for our ChloraPrep® skin preparation product and relationships with healthcare professionals.

Segment profit in the Medical Systems segment increased $32 million to $347 million during the nine months ended March 31, 2013 compared to the prior year. The 10% increase in segment profit was primarily driven by manufacturing costs savings, improved infusion capital pricing, the impact of prior year recall charges ($9 million) that did not recur in the nine months ended March 31, 2013, and a 5% reduction in SG&A, offset by a 21% increase in R&D expenses.

Segment profit in the Procedural Solutions segment increased $39 million to $143 million during the nine months ended March 31, 2013. The 38% increase in segment profit was primarily attributable to increased gross margin and reductions in restructuring and acquisition integration charges as compared to the prior year.

Interest Expense and Other, Net

Interest expense and other, net decreased 13% to $55 million during the nine months ended March 31, 2013, primarily due to lower interest expenses associated with our senior debt.

Provision for Income Tax

Income tax expense increased to $115 million for the nine months ended March 31, 2013 compared to $86 million for the nine months ended March 31, 2012. The effective tax rate for the nine months ended March 31, 2013 was 29.2% compared to 24.3% for the nine months ended March 31, 2012. The increase in the effective tax rate was primarily due to changes in our business income mix by jurisdiction and an increase in discrete tax expense as a result of the reserve for the expected government settlement accrued in the nine months ended March 31, 2013 and the foreign tax refunds received in the nine months ended March 31, 2012.

For additional detail regarding the provision for income taxes, see note 10 to the unaudited condensed consolidated financial statements.

Loss from Discontinued Operations, Net of Tax

During the nine months ended March 31, 2013, loss from discontinued operations totaled $3 million, compared to loss from discontinued operations of $73 million for the nine months ended March 31, 2012.

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

Our cash balance at March 31, 2013 was $1,905 million. Of this balance, $1,239 million is held outside of the United States and is denominated in United States dollars as well as other currencies. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States.

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

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. Approximately $100 million of purchases were made under this program at June 30, 2012. During the quarter and nine months ended March 31, 2013, we purchased a total of 3.3 million shares under this program for an aggregate of $112 million (excluding fees and commissions). From April 1, 2013 through the date of this filing, we purchased an additional 3.0 million shares for an aggregate of $104 million (excluding fees and commissions). We expect to continue to manage the pace of the remaining $184 million of purchases under this program based on market conditions and other relevant factors. Based on the current pacing, we expect to complete all purchases under this program by July 31, 2013.

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

Sources and Uses of Cash

The following table summarizes our condensed consolidated statements of cash flows from continuing operations:

	Nine Months Ended March 31,
(in millions)	2013	2012	Change
Cash Flow (Used in)/Provided by:
Operating Activities	$425	$348	$77
Investing Activities	$(143)	$(204)	$61
Financing Activities	$(31)	$(58)	$27

Nine Months Ended March 31, 2013 and 2012

Net operating cash flow provided by continuing operations for the nine months ended March 31, 2013 increased $77 million to $425 million as compared to the nine months ended March 31, 2012. The increase in cash flow provided by continuing operations was driven by a reduced amount of inventory build ($44 million), an increase in cash flow associated with net investment in sales-type leases ($23 million), accounts payable ($22 million), and other operating activities ($20 million) compared to the prior year. These activities were offset by a decrease in net income adjusted for non-cash items ($11 million) and a decrease in cash provided by trade receivables ($21 million).

Net cash used in investing activities from continuing operations decreased $61 million for the nine months ended March 31, 2013 compared to the prior year. This decrease was primarily attributable to a reduction in amounts paid for acquired companies during the nine months ended March 31, 2013, as compared to acquisition activities during the nine months ended March 31, 2012.

Net cash used in continuing operations from financing activities decreased $27 million for the nine months ended March 31, 2013 compared to the prior year. This decrease is due to receipt of net proceeds from the March 2013 issuance of senior notes ($298 million) and an increase in proceeds from stock option exercises, net of tax withholding ($39 million), during the nine months ended

March 31, 2013. These decreases were offset by an increase in cash used in the repayment of $250 million of senior notes upon their maturity in August 2012. Additionally, share repurchase activities increased $58 million from $50 million for the nine months ended March 31, 2012 to $108 million for the nine months ended March 31, 2013. At March 31, 2013, $4 million in share repurchase transactions were pending trade settlement. This amount was recorded within Other Accrued Liabilities and is reflected for cash flow purposes in Other Accrued Liabilities and Operating Items, Net.

Capital Resources

Senior Unsecured Notes. In March 2013, we issued $300 million aggregate principal amount of senior notes due 2023 and received net proceeds of approximately $298 million. Following the issuance of the notes, we had $1.45 billion of senior notes outstanding, as follows:

•	$450 million aggregate principal amount of 5.125% senior notes due 2014;

•	$700 million aggregate principal amount of 6.375% senior notes due 2019; and

•	$300 million aggregate principal amount of 3.300% senior notes due 2023.

The senior notes are unsecured obligations and contain customary covenants that limit our ability to incur certain secured debt, enter into certain sale and leaseback transactions and merge or consolidate with other companies. In accordance with the terms of our senior notes, we may redeem the notes prior to maturity at a price that would equal or exceed the outstanding principal balance, as defined. In addition, if we undergo a change of control and experience a below investment grade rating event, we may be required to repurchase all of the senior notes at a purchase price equal to 101% of the principal balance plus any accrued and unpaid interest.

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

At March 31, 2013, there were no amounts outstanding under our senior unsecured revolving credit facility.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

At March 31, 2013, we did not have any off-balance sheet arrangements. Other than the repayment upon maturity of $250 million of our outstanding senior notes in August 2012 and the issuance of $300 million of senior unsecured notes in March 2013, as discussed above, we have had no material changes related to contractual obligations since June 30, 2012. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K, filed with the SEC on January 31, 2013.

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

The notional amount of forward interest rate swap derivative instruments outstanding was $450 million and $750 million as of March 31, 2013 and June 30, 2012, respectively, with an estimated fair value gain of approximately $5 million and an estimated fair value loss of approximately $17 million, respectively. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates.

As of March 31, 2013 and June 30, 2012, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At March 31, 2013, there were no outstanding amounts under our revolving credit facility. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million.

The tables below present information about our investment portfolio and debt obligations:

	March 31, 2013
	Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$248	$—	$—	$—	$—	$—	$248	$248
Cash Equivalents	$1,657	$—	$—	$—	$—	$—	$1,657	$1,657
Weighted Average Interest Rate [1]	0.06%	—	—	—	—	—	0.06%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt [2]	$1	$2	$452	$2	$1	$1,005	$1,463	$1,630
Weighted Average Coupon Rate	3.23%	3.47%	5.12%	3.47%	2.65%	5.44%	5.33%	—
Other Obligations	$—	$—	$—	$—	$—	$—	$—	$—
Weighted Average Interest Rate	12.43%	12.43%	—	—	—	—	12.43%	—

	June 30, 2012
	Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$303	$—	$—	$—	$—	$—	$303	$303
Cash Equivalents	$1,345	$—	$—	$—	$—	$—	$1,345	$1,345
Weighted Average Interest Rate [1]	0.09%	—	—	—	—	—	0.09%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt [2]	$250	$2	$452	$2	$1	$705	$1,412	$1,576
Weighted Average Coupon Rate	4.12%	3.47%	5.12%	3.47%	2.65%	6.35%	5.55%	—
Other Obligations	$1	$—	$—	$—	$—	$—	$1	$1
Weighted Average Interest Rate	7.32%	12.43%	—	—	—	—	8.54%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of $16 million and $11 million purchase discounts at March 31, 2013 and June 30, 2012, respectively.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,630 million and $1,577 million at March 31, 2013 and June 30, 2012, respectively. The fair value of our senior notes at March 31, 2013 and June 30, 2012 was based on quoted market prices. The fair value of the other obligations at March 31, 2013 and June 30, 2012, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt or estimated based on discounted cash flows.

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

The following table provides information about our foreign currency derivative instruments outstanding as of March 31, 2013 and June 30, 2012:

	March 31, 2013		June 30, 2012
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$10	1.3	$1	1.2
Australian Dollar	10	1.0	21	1.0
New Zealand Dollar	8	0.8	7	0.8
South African Rand	1	9.3	2	8.5
Canadian Dollar	11	1.0	14	1.0
Swiss Franc	—	—	2	1.0
Japanese Yen	1	94.4	2	79.4
Hong Kong Dollar	5	7.8	—	—
Mexican Peso	8	12.4	—	—
British Pound	1	1.5	—	—

Total	$55		$49

Estimated Fair Value	$—		$—

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$—	—	$23	13.8
Euro	—	—	1	1.2
Indian Rupee	—	—	1	57.4
Swiss Franc	—	—	11	1.0
British Pound	—	—	13	1.6

Total	$—		$49

Estimated Fair Value	$—		$(1)

Foreign Currency Forward Contracts:
(Pay foreign currency/receive Euros)
British Pound	$6	0.9	$8	0.8

Total	$6		$8

Estimated Fair Value	$—		$—

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

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The sales and marketing of medical devices is under increased scrutiny by the FDA and other enforcement bodies. If our sales and marketing activities fail to comply with FDA regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies. A number of companies in the healthcare industry have been the subject of enforcement actions related to their sales and marketing practices, including their relationships with doctors and off-label promotion of products. In April 2011, we received a federal administrative subpoena from the Department of Justice. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. In August 2012, we received another federal administrative subpoena from the Department of Justice containing additional information requests. All three subpoenas request documents and other materials that relate primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. In April, 2013, we announced an agreement in principle pursuant to which we expect to pay the government approximately $41 million to resolve the government’s allegations. In connection with these matters, we also entered into a non-prosecution agreement and will continue to cooperate with the government. The agreement in principle remains subject to several conditions, including the completion and execution of a formal settlement agreement and other required documentation. There can be no assurance that we complete the required documentation or finalize the settlement with the government on the proposed terms or at all. The amount and timing of the payment are subject to the final terms of the settlement agreement. See note 11 to the unaudited condensed consolidated financial statements included in this Form 10-Q for more information. We cannot control the pace or scope of any investigation, and responding to and cooperating with the pending and any future investigations will require the allocation of resources, including management time and attention. If we were to become the subject of an enforcement or other action, including any action resulting from the investigation by the Department of Justice or OIG, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have an adverse effect on our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our company’s purchases of equity securities during the quarter ended March 31, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publically Announced Program[1,2]
January 1 – 31, 2013	—	$—	—	$400
February 1 – 28, 2013	982,836	32.52	982,836	368
March 1 – 31, 2013	2,350,456	33.95	2,350,456	288

Total	3,333,292	33.53	3,333,292	$288

[1]

In February 2012, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million in shares of our common stock through open market and private transactions. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. During fiscal year 2012, we repurchased a total of 3.9 million shares of our common stock under the share repurchase program for an aggregate of $100 million (excluding commissions and fees). During the quarter and nine months ended March 31, 2013, we purchased a total of 3.3 million shares under this program for an aggregate of $112 million (excluding fees and commissions). From April 1, 2013 through the date of this filing, we purchased an additional 3.0 million shares for an aggregate of $104 million (excluding fees and commissions). We expect to continue to manage the pace of the remaining $184 million of purchases under this program based on market conditions and other relevant factors. Based on the current pacing, we expect to complete all purchases under this program by July 31, 2013.

[2]	Dollars in millions.

ITEM 5. OTHER INFORMATION

On May 6, 2013, our Board of Directors approved November 6, 2013 as the date of the CareFusion Corporation 2013 annual meeting of stockholders. Stockholders interested in submitting a proposal or nomination for consideration at our 2013 annual meeting must do so by sending such proposal or nomination to our Corporate Secretary at CareFusion Corporation, 3750 Torrey View Court, San Diego, California, 92130, Attention: General

Counsel. In accordance with applicable SEC rules, we have set the deadline for submission of proposals and nominations to be included in our proxy materials for the 2013 annual meeting as June 10, 2013. Accordingly, in order for a stockholder proposal or nomination to be considered for inclusion in our proxy materials for the 2013 annual meeting, any such stockholder proposal or nomination must be received by our Corporate Secretary on or before June 10, 2013, and comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as well as the applicable requirements of our amended and restated by-laws. Any stockholder proposal or nomination received after June 10, 2013 will be considered untimely, and will not be included in our proxy materials. Additional information regarding procedures, timing and other requirements related to stockholder proposals or nominations outside of Rule 14a-8 may be found in our amended and restated by-laws and the proxy materials for our 2012 annual meeting of stockholders as filed with the SEC on Schedule 14A on February 28, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

4.1	Second Supplemental Indenture, dated March 11, 2013, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 11, 2013, File No. 1-34273).

4.2	Registration Rights Agreement, dated March 11, 2013, among CareFusion Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March, 11, 2013, File No. 1-34273).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information included herewith is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREFUSION CORPORATION

Date: May 9, 2013	By:	/s/ James F. Hinrichs
James F. Hinrichs,
Chief Financial Officer
(Principal financial officer and duly authorized signatory)