Form 10-K
period 2013-06-30
CAREFUSION Corp
filed 2013-08-09
CIK 1457543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on December 31, 2012, was $6,343,546,665. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, as of August 1, 2013 was 214,376,904.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement to be filed for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We are a global medical technology company with proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. Our offerings include established brands used in hospitals throughout the United States and approximately 130 countries worldwide.

We offer a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room (“OR”) effectiveness, respiratory care and surveillance and analytics. Our primary product brands include:

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

For the fiscal years ended June 30, 2013 and 2012, we generated revenue of $3.55 billion and $3.60 billion, respectively, and income from continuing operations of $389 million and $361 million, respectively. Approximately 22% of our fiscal year 2013 revenue was from customers outside of the United States.

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

Focus on customer service.    As of June 30, 2013, we employed more than 700 sales people in the United States and over 1,400 field, clinical, and technical service personnel. We work with our customers to optimize their workflow as we meet their equipment needs, allowing them to deliver high levels of patient care and reduce operating costs. We also provide on-site clinical and technical support, product effectiveness tracking and customer training to provide the support necessary to help drive medication safety.

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

Pursuing strategic opportunities.    We intend to continue to explore organic growth, strategic alliances and acquisition opportunities that enable us to address our customers’ key concerns and global healthcare priorities. We intend to selectively pursue strategic opportunities that give us access to innovative technologies, complementary products or new markets, yet remain consistent with our focus on healthcare safety and productivity. Our business strategy also involves assessing our portfolio of products with a view of divesting non-core product lines that do not align with our objectives.

History of our Business

We were incorporated in Delaware on January 14, 2009 for the purpose of holding the clinical and medical products businesses of Cardinal Health, Inc. (“Cardinal Health”) in anticipation of spinning off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009. Our business was formed principally through a series of acquisitions by Cardinal Health of established healthcare companies, including the acquisition in 2007 of VIASYS Healthcare Inc. (“Viasys”), a developer of respiratory care systems, and the acquisition in 2008 of the assets of Enturia, Inc. (“Enturia”), a manufacturer of skin-antiseptic products. Since the spinoff, we have taken steps to expand and refine our product offerings, including through the acquisitions and divestitures described below.

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

Business Segments

Leading up to our spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our businesses into two new global operating and reportable segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics products with the Respiratory Technologies business line within the Medical Systems segment. Our respiratory diagnostics products had previously been reported within the Procedural Solutions segment as “Other.” Our historical financial information for all periods presented have been reclassified to reflect these changes to our operating and reportable segments. See note 16 to the audited consolidated financial statements for certain segment financial data relating to our business.

The following business discussion is based on our two segments as they were structured for fiscal year 2013.

Medical Systems Segment

The Medical Systems segment is organized around our medical equipment business lines. In our Medical Systems segment, we develop, manufacture and market capital equipment and related supplies for medication management, which includes our infusion and medication dispensing technologies, supply dispensing technologies and respiratory technologies. Our products are designed to enable healthcare professionals to improve patient safety by reducing medication errors and improving administrative controls, while simultaneously improving workflow and increasing operational efficiency. We sell these products primarily through our direct sales force, but use third-party distributors as well, particularly outside the United States. Many of our products in this segment are integrated with other information systems within the hospital, including financial and business systems that support patient admissions, discharges and transfers, operational systems that include inventory management and clinical systems that include pharmacy information and electronic medical records.

We offer comprehensive value-added services and programs, software and clinical education which are designed to enhance our customers’ utilization of our medical equipment products. Our project management, field service organization and customer call centers support our customers before, during and after product installation. Our project management teams assist customers with the development of project implementation plans which are designed to ensure rapid, seamless implementation of our products. Our field service organization provides on-site expertise to resolve customers’ service issues. Our customer call centers provide additional support to our customers. We also maintain a remote access system to help us quickly diagnose and rapidly resolve customers’ service issues.

The following chart presents the Medical Systems segment’s key business lines and core products:

Business Line	Core Products
Infusion Systems	IV medication safety and infusion therapy delivery systems, including dedicated disposables, software applications and related patient monitoring equipment (sold primarily under the Alaris brand)
Dispensing Technologies	Automated dispensing machines and related applications for distributing and managing medication and medical supplies (sold primarily under the Pyxis and Rowa brands)
Respiratory Technologies	Respiratory ventilation equipment and dedicated circuits used during respiratory therapy, as well as equipment for respiratory diagnostics (sold primarily under the AVEA, Vela, and LTV Series brands)

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

In North America, each of our current large volume infusion pumps uses only dedicated disposable administration sets designed and manufactured by or for us for that particular pump. Accordingly, when we sell a large volume infusion pump to a customer, the sale results in a long-term revenue stream associated with the dedicated disposables. It also establishes a long-term relationship with the customer that we believe provides an opportunity to sell additional products and services, including our clinically differentiated non-dedicated IV sets and accessories, which comprise part of our Infection Prevention business line of our Procedural Solutions segment.

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

Our AVEA ventilator system is a versatile neonatal, pediatric and adult critical care ventilator used in providing respiratory therapy in acute care settings. Our VELA ventilator offers a comprehensive range of modalities for pediatric and adult patients requiring either invasive or non-invasive ventilator support in both acute and alternate care settings. Our LTV Series ventilators provide portable invasive and non-invasive ventilation, and are used worldwide in a variety of care settings. Based on their compact size and versatility, LTV Series ventilators are used in critical care, emergency departments, long term care and home care, as well as emergency transport and military applications. In November 2012, we acquired Intermed, a Brazil based company that designs, manufactures and markets a variety of ventilators and respiratory care devices for infant, pediatric and adult patients that are used in hospitals in Brazil and across Latin America. Several of our ventilator systems, including the LTV Series ventilators, use only dedicated disposable ventilator circuits in the provision of respiratory therapy. Accordingly, when we sell an LTV Series ventilator, the sale results in a long-term revenue stream associated with the dedicated disposables.

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

In addition, our Respiratory Technologies business line includes our respiratory diagnostics products, which includes pulmonary function testing equipment, metabolic and stress testing equipment, spirometers and other equipment sold under our Jaeger, SensorMedics and other brands.

Procedural Solutions Segment

The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments business lines. In our Procedural Solutions segment, we develop, manufacture and market single-use skin antiseptic and other patient-preparation products, non-dedicated IV infusion administration sets and accessories, reusable surgical instruments and non-dedicated ventilator circuits and other disposables used for providing respiratory therapy. The majority of products in this segment are used in the operating room, interventional suites, and in the critical care departments of hospitals. We sell these products and services through a combination of direct sales representatives and third-party distributors.

The following chart presents the Procedural Solutions segment’s key business lines and core products:

Business Line	Core Products
Infection Prevention	Single-use skin antiseptic (sold under the ChloraPrep brand) and other patient-preparation, hair-removal and skin-care products and non-dedicated disposable IV infusion administration sets and accessories (sold under the MaxPlus, MaxGuard and SmartSite brands)
Medical Specialties	Surgical instruments (sold under the V. Mueller and Snowden-Pencer brands), interventional specialty products, such as diagnostic trays and biopsy needles, drainage catheters and vertebral augmentation products
Specialty Disposables	Non-dedicated disposable ventilator circuits and oxygen masks used for providing respiratory therapy (sold under the AirLife brand)

Infection Prevention

Our Infection Prevention business line consists mainly of single-use medical products used in surgical and vascular access procedures, including skin preparation products and disposable IV infusion administration sets and accessories.

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

We have sales representatives or commissioned agents outside the United States. We currently have regulatory approval to sell ChloraPrep products in over 20 countries, and over time our intention is to use our sales organization outside the United States to bring ChloraPrep products to additional international markets.

Our Infection Prevention business line also includes a full range of non-dedicated disposable IV infusion administration sets and accessories, many of which feature our proprietary SmartSite, MaxPlus and MaxGuard brand needle-free valves. Our clinically differentiated IV needle-free access valves and administration sets, sold under the MaxPlus and MaxGuard brands, include antimicrobial and other technologies.

Medical Specialties

Our Medical Specialties business line consists mainly of specialty medical devices used in delivering interventional care and reusable surgical instrumentation products.

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

Specialty Disposables

Our Specialty Disposables business line focuses on providing clinicians with respiratory consumable products that work either independently or in conjunction with our range of ventilators. These products, sold primarily under our AirLife brand, include ventilator circuits and other non-dedicated disposables used for providing respiratory therapy.

We also serve as a distributor for a variety of products sourced from manufacturers, including humidifiers, nebulizers, oxygen masks, cannulae, suction catheters and other products used for providing respiratory therapy. Additionally, our Specialty Disposables business line provides contract manufacturing services.

Competition

The markets for our products are highly competitive. Although no one company competes with us across the breadth of our offerings, we face significant competition in each of our business lines from domestic and international companies. Our primary competitors in our Medical Systems segment include Baxter International; B. Braun; Fresenius Kabi; Hospira; Omnicell; McKesson; Dräger; and MAQUET. Our primary competitors in our Procedural Solutions segment include 3M; ICU Medical; Becton, Dickinson; Baxter International; B. Braun; Hospira; Smiths Medical; CR Bard; Integra Life Sciences; and Teleflex.

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

Customers, Sales and Distribution

Sales to customers in the United States accounted for approximately 78% of our fiscal year 2013 revenue. Our primary end customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. A substantial portion of our products in the United States are sold to hospitals that are members of a group purchasing organization (“GPO”), integrated delivery networks (“IDNs”), and through wholesalers and distributors. We have purchasing agreements for specified products with a wide range of GPOs in the United States. The scope of products included in these agreements varies by GPO.

Sales to customers outside the United States comprised approximately 22% of our fiscal year 2013 revenue, including sales to customers in approximately 130 countries. Our primary customers in markets outside the United States are hospitals and wholesalers, which are served through a direct sales force and commissioned agents, with a presence in more than 15 countries, and a network of distributors.

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

Research and Development

We continuously engage in research and development to introduce new products and enhance the effectiveness, ease of use, safety and reliability of our existing products. Our research and development efforts include internal initiatives as well as collaborative development opportunities with third parties and licensing or acquiring technology from third parties. We employ engineers, software developers, clinicians and scientists in research and development worldwide. These experts help us to develop innovative, industry-leading products and services because of their in-depth understanding of the medical and clinical protocols for our portfolio of products. Our research and development expenses were $192 million, $164 million and $146 million in fiscal years 2013, 2012 and 2011, respectively. We evaluate developing technologies in areas where we have technological or marketing expertise for possible investment or acquisition.

We intend to continue our focus on research and development as a key strategy for growth, which will focus on internal and external investments in those fields that we believe will offer the greatest opportunity for growth and profitability.

Quality Management

We place significant emphasis on providing quality products and services to our customers. Quality management plays an essential role in understanding and meeting customer requirements, effectively resolving quality issues and improving our products and services. We have a network of quality systems throughout our business lines and facilities that relate to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products. To assess and facilitate compliance with applicable requirements, we regularly review our quality systems to determine their effectiveness and identify areas for improvement. We also perform assessments of our suppliers of raw materials, components and finished goods. In addition, we conduct quality management reviews designed to inform management of key issues that may affect the quality of products and services.

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

Unless an exemption applies, each medical device that we market must first receive either clearance (by submitting a premarket notification (“510(k)”)) or approval (by filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. In 2010, the FDA issued draft guidance related to its medical device 510(k) clearance process, and through this guidance the FDA established additional pre-market requirements. The FDA intends to issue additional guidance documents and regulations over the coming months, which is expected to, among other things, revise certain aspects of the 510(k) review process. Although we cannot predict with certainty the future impact of these initiatives, the FDA is expected to make changes that would make the 510(k) clearance process and PMA approval more expensive for us to bring many of our medical devices to market and could result in delays of future launches of new or modified medical devices. In addition, we cannot be sure that 510(k) clearance or PMA approval will be obtained for any product that we propose to market.

After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include the following: product listing and establishment registration; adherence to the Quality System Regulation (“QSR”) which requires stringent design, testing, control, documentation and other quality assurance procedures; labeling requirements and FDA prohibitions against the promotion of off-label uses or indications; adverse event reporting; post-approval restrictions or conditions, including post-approval clinical trials or other required testing; post-market surveillance requirements; the FDA’s recall authority, whereby it can ask for the recall of products from the market; and requirements relating to voluntary corrections or removals. The FDA is also expected to issue final guidance documents and regulations over the coming months regarding the Unique Device Identification (“UDI”) System, which will require manufacturers to mark certain medical devices with unique identifiers. While the FDA expects that the UDI System will help track products during recalls and improve patient safety, it will require us to make changes to our manufacturing and labeling, which could increase our costs.

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

Regulation of Drugs

We market a line of topical antiseptics that are regulated by the FDA and comparable international authorities as nonprescription or over-the-counter (“OTC”) drugs. These products are marketed in the U.S. under a new drug application approved by the FDA and through appropriate international regulatory pathways, or through the OTC drug monograph process. OTC drugs are regulated and we must comply with good manufacturing practices; for example, our manufacturing facilities (or those of our contract manufacturers) must be registered and all facilities are subject to inspection by federal and state authorities. Outside the United States, regulatory authorities regulate our OTC products in a manner similar to the FDA. In the United States, advertising of OTC drugs is regulated by the Federal Trade Commission in conjunction with the FDA, which imposes certain restrictions on our promotional activities for these products. If we (or our suppliers) fail to comply with regulatory requirements, we could face sanctions ranging from warning letters, injunctions, product seizures, civil or criminal enforcement actions, consent decrees, or removal of the product from distribution. Any of these actions could have an adverse effect on our business.

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

Employees

At June 30, 2013, we employed approximately 15,000 people across our global operations, with approximately 6,100 employed in the United States. In Europe, some of our employees are represented by unions or works councils. Overall, we consider our employee relations to be good.

Available Information

We post on our public website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the “SEC”). These materials can be found in the “Investors” section of our website by clicking the “Financial Information” link and then the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website, www.carefusion.com, or by contacting our Investor Relations Department at 3750 Torrey View Court, San Diego, California, 92130, or by calling 858-617-4621.

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

Our products are subject to regulation by the FDA and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory clearance and/or approval to market a medical device or other product. Clearance and/or approval might not be granted for a new or modified device or other product on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market clearance or pre-market approval before those products can be marketed or sold in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. In 2010, the FDA issued draft guidance related to its 510(k) pre-market clearance process, and through this guidance the FDA established additional pre-market requirements. The FDA intends to issue additional guidance documents and regulations over the coming months, which is expected to, among other things, revise certain aspects of the 510(k) review process. Although we cannot predict with certainty the future impact of these initiatives, it appears that the time and cost to get many of our medical devices to market could increase significantly.

In addition, we are subject to regulations that govern manufacturing practices, product labeling and advertising, and adverse-event reporting that apply after we have obtained clearance or approval to sell a product. Our failure to maintain clearances or approvals for existing products, to obtain clearance or approval for new or modified products, or to adhere to regulations for manufacturing, labeling, advertising or adverse event reporting could adversely affect our results of operations and financial condition. Further, if we determine a product manufactured or marketed by us does not meet our specifications, published standards or regulatory requirements, we may seek to correct the product or withdraw the product from the market, which could have an adverse effect on our business. Many of our facilities and procedures and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations can be costly and time-consuming. The FDA is also expected to issue final guidance documents and regulations over the coming months regarding the Unique Device Identification (“UDI”) System, which will require manufacturers to mark certain medical devices with unique identifiers. While the FDA expects that the UDI System will help track products during recalls and improve patient safety, it will require us to make changes to our manufacturing and labeling, which could increase our costs.

The sales and marketing of medical devices is under increased scrutiny by the FDA and other enforcement bodies. If our sales and marketing activities fail to comply with FDA regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies. A number of companies in the healthcare industry have been the subject of enforcement actions related to their sales and marketing practices, including their relationships with doctors and off-label promotion of products. In April 2011, we received a federal administrative subpoena from the Department of Justice. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. In August 2012, we received another federal administrative subpoena from the Department of Justice containing additional information requests. All three subpoenas request documents and other materials that relate primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. In April 2013, we announced an agreement in principle pursuant to which we expect to pay the government approximately $41 million to resolve the government’s allegations. In connection with these matters, we also entered into a non-prosecution agreement and will continue to cooperate with the government. The agreement in principle remains subject to several conditions, including the completion and execution of a formal settlement agreement and other required documentation. There can be no assurance that we complete the required documentation or finalize the settlement with the government on the proposed terms or at all. The amount and timing of the payment are subject to the final terms of the settlement agreement. See note 13 to the audited consolidated financial statements included in this Form 10-K for more information. We cannot control the pace or scope of any investigation and responding to the subpoena requests and any investigation will require the allocation of resources, including management time and attention. If we were to become the subject of an enforcement action, including any action resulting from the investigation by the Department of Justice or OIG, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have an adverse effect on our results of operations and financial condition.

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

Our future operating results will depend on our ability to sustain an effective quality control system and effectively train and manage our employee base with respect to our quality system. Our quality system plays an essential role in determining and meeting customer requirements, preventing defects and improving our products and services. While we have a network of quality systems throughout our business lines and facilities, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in a public warning letter from the FDA, or potentially a consent decree. We are currently operating under an amended consent decree with the FDA, as discussed further below. In addition, we may be subject to product recalls or seizures, monetary sanctions, injunctions to halt manufacturing and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

We have no reserves associated with compliance with the amended consent decree. As such, we may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. Moreover, the matters addressed in the amended consent decree could lead to negative publicity that could have an adverse impact on our business. The amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may also be required to pay monetary damages if we fail to comply with any provision of the amended consent decree. See note 13 to the audited consolidated financial statements included in this Form 10-K for more information. Any of the foregoing matters could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

Our business requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, power loss, system malfunction, computer viruses, cyber-attacks and other events, which are beyond our control. Systems interruptions could reduce our ability to manufacture and provide service for our products, and could have an adverse effect on our operations and financial performance. The level of protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, partners, customers, or our suppliers, which may result in significant costs and government sanctions. In particular, if we are unable to adequately safeguard individually identifiable health information, we may be subject to additional liability under domestic and international laws respecting the privacy and security of health information.

We also are pursuing initiatives to transform our information technology systems and processes. Many of our business lines use disparate systems and processes, including those required to support critical functions related to our operations, sales, and financial close and reporting. We are implementing new systems to better streamline and integrate critical functions, which we expect to result in improved efficiency and, over time, reduced costs. While we believe these initiatives provide significant opportunity for us, they do expose us to inherent risks. We may suffer data loss or delays or other disruptions to our business, which could have an adverse effect on our results of operations and financial condition. If we fail to successfully implement new information technology systems and processes, we may fail to realize cost savings anticipated to be derived from these initiatives.

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

New regulations related to conflict minerals may increase our costs and adversely affect our business.

We are subject to the SEC’s newly adopted regulations, which require us to determine which of our products contain certain specified minerals, referred to under the regulations as “conflict minerals”, and, if so, to perform an extensive inquiry into our supply chain, in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo (“DRC”), or an adjoining country. Under the regulations, we are required to file a report with the SEC by May 31, 2014, to disclose and report whether or not such conflict minerals originate from the DRC or an adjoining country. At this time, we have determined that certain of our products contain such specified minerals and have developed a process by which we can identify where such minerals originated. We expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products, which may adversely affect our business. In addition, the number of suppliers who provide conflict-free minerals may be limited, which may make it difficult to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We may engage in the divestiture of some of our non-core product lines which may have an adverse effect on our business.

Our business strategy involves assessing our portfolio of products with a view of divesting non-core product lines that do not align with our objectives. Any divestitures may result in a dilutive impact to our future earnings, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a product line. See note 2 to the audited consolidated financial statements included in this Form 10-K for a discussion of our divestitures.

We may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (“PPACA”). Among other initiatives, the legislation implemented a 2.3% annual excise tax on the sales of certain medical devices in the United States, effective January 2013. As this excise tax is recorded as a selling, general and administrative expense, it has and will continue to have, an adverse effect on our operating expenses and results of operations. In fiscal year 2013, we paid approximately $11.4 million related to six months of the medical device tax. We currently expect the impact of the tax to be approximately $20 million to $25 million in fiscal year 2014 and annually thereafter. In addition, the PPACA significantly alters Medicare and Medicaid reimbursements for medical services and medical devices, which could result in downward pricing pressure and decreased demand for our products. As additional provisions of healthcare reform are implemented, we anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect federal healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. Sales to customers outside of the United States made up approximately 22% of our revenue in the fiscal year ended June 30, 2013, and we expect that non-United States sales will contribute to future growth as we continue to focus on expanding our operations in markets outside the United States. The risks associated with our operations outside the United States include:

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

We have outstanding $1.45 billion of senior unsecured notes. This significant amount of debt has important risks to us and our investors, including:

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

In addition, we maintain a $750 million senior unsecured revolving credit facility (maturing July 6, 2016). To the extent that we draw on our credit facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

As a result of various restrictive covenants in the agreements governing our senior unsecured revolving credit facility and our senior unsecured notes, our financial flexibility will be restricted in a number of ways. The agreement governing the credit facility subjects us to several financial and other restrictive covenants, including limitations on liens, subsidiary indebtedness and transactions with affiliates. In addition, the failure to timely file our periodic reports with the SEC could result in a default under our senior unsecured revolving credit facility and the indenture governing our senior unsecured notes. In fiscal year 2013, we failed to timely file certain of our periodic reports with the SEC. While we are now in compliance with these reporting covenants, we cannot assure you that we will be able to obtain all waivers related to any future filing delays or remedy any future events that could trigger an event of default under the credit agreement for our senior unsecured credit facility and the indenture for our senior unsecured notes.

Our credit facility also requires us to meet certain financial ratio tests on an ongoing basis that may require us to take action and reduce debt or act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot be sure that we will be able to meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our credit facility. If an event of default under our credit facility or senior unsecured notes occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If such an acceleration of indebtedness were to arise from an event of default, we may not have sufficient funds to repay such indebtedness. Any acceleration of our outstanding indebtedness could have a material adverse effect on our business and financial condition.

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

Cardinal Health is before the Internal Revenue Service (“IRS”) Appeals office with respect to its fiscal years 2003 through 2007, and is under audit for fiscal years 2008 through 2010. During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal years ending June 30, 2003 through 2005 that included Notices of Proposed Adjustment related to transfer pricing arrangements between our foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries, which we have appealed. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest. During the quarter ended June 30, 2013, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle the matters related to the transfer of intellectual property among our subsidiaries. As part of the settlement, we agreed to pay $80 million ($69 million net of tax) which includes $26 million of interest. This closing agreement resolves $450 million of the original $462 million of additional tax proposed by the IRS related to fiscal years 2003 through 2005. In addition, during the quarter ended December 31, 2010 we received an IRS Revenue Agent’s Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustment related to transfer pricing arrangements between foreign and domestic subsidiaries. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. We are currently before the IRS Appeals office for fiscal years 2003 through 2007, and continue to engage in substantive discussions related to these fiscal years. During the quarter ended September 30, 2011, the IRS commenced the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010. During the quarter ended December 31, 2011, the IRS commenced the tax audit for the short period September 1, 2009 through June 30, 2010. Furthermore, during the quarter ended June 30, 2013, the IRS commenced the tax audit for fiscal year 2011. We have not received any Notices of Proposed Adjustment for these audit periods to date.

We regularly review our tax reserves and make adjustments to our reserves when appropriate. Accounting for tax reserves involves complex and subjective estimates by management, which can change over time based on new information or changing events or circumstances, including events or circumstances outside of our control. Although we believe that we have provided appropriate tax reserves for any potential tax exposures, we may not be fully reserved and it is possible that we may be obligated to pay amounts in excess of our reserves. The tax matters agreement that we entered into with Cardinal Health in connection with the separation generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. Any future change in estimate or obligation could adversely affect our results of operations and financial condition. See note 12 to the audited consolidated financial statements included in this Form 10-K filed for a discussion of the Notices of Proposed Adjustment for our fiscal years ended 2003 through 2007 and our settlement agreement with the IRS.

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

Our success depends on our ability to recruit and retain key personnel.

Our success depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. Experienced personnel in our industry are in high demand and competition for their talents is intense. If we are unable to recruit and retain key personnel, our business may be harmed. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel, fluctuations in global economic and industry conditions, changes in our senior management, competitors’ hiring practices, and the effectiveness of our compensation programs. If we are unable to attract, retain and motivate such personnel in sufficient numbers and on a timely basis, we may experience difficulty in implementing our business strategy, which could have an adverse effect on our results of operations and financial condition.

Our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness our internal control over financial reporting. Management’s assessment of our internal control over financial reporting as of June 30, 2012, identified a material weakness related to our accounting for our dispensing sales-type leases. This material weakness could lead to a loss of investor confidence and could have a negative impact on the trading price of our common stock. As described in “Item 9A Controls and Procedures —Management’s Report on Internal Control Over Financial Reporting,” we have developed and implemented new control procedures regarding our accounting for sales-type leases, including the revised fair value estimation process for our leased assets, and we concluded that we had remediated this material weakness as of June 30, 2013. We will need to monitor and evaluate these procedures to ensure that they are operating effectively. We may be at risk for future material weaknesses, particularly if these new procedures do not operate effectively. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

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

Our principal executive offices are located in a facility that we own in San Diego, California. At June 30, 2013, we owned or leased a total of approximately 3.4 million square feet of facility space worldwide to handle manufacturing, production, assembly, research, quality assurance testing, distribution, packaging, and administrative functions. At June 30, 2013, we had 18 manufacturing facilities of which 9 were located in the United States. We consider our operating facilities to be well-maintained and suitable for the operations conducted in them. We periodically evaluate our operating facilities and we may make additions, improvements and consolidations, when appropriate. None of our facilities experienced any significant idle time during fiscal year 2013.

The following table summarizes our facilities that are greater than 10,000 square feet by segment and by country as of June 30, 2013:

	Square Feet (in thousands)		Number of Facilities
	Leased	Owned
Medical Systems[1]
Australia	20	—	1
Brazil	—	56	1
Canada	26	—	1
Germany	165	104	8
India	12	—	1
Italy	—	115	1
Malaysia	19	—	1
Mexico	226	319	2
Netherlands	11	—	1
New Zealand	12	—	1
South Africa	16	—	1
Switzerland	22	—	1
United Kingdom	58	21	5
United States	901	472	11

Medical Systems Total	1,488	1,087	36

Procedural Solutions[1]
Dominican Republic	—	35	1
United States	742	70	9

Procedural Solutions Total	742	105	10

Total	2,230	1,192	46

[1]	Certain of the facilities included in the table are utilized by more than one segment.

ITEM 3.	LEGAL PROCEEDINGS

See note 13 to the audited consolidated financial statements for a summary of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CFN”.

The price range per share of our common stock presented below represents the highest and lowest sales prices for our common stock on the NYSE during each quarter of the two most recent fiscal years.

Fiscal 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$28.73	$29.07	$35.00	$38.48
Low	$23.93	$26.04	$28.77	$32.48

Fiscal 2012
High	$28.24	$26.00	$26.38	$27.28
Low	$22.01	$22.66	$22.55	$23.79

As of August 1, 2013, there were 12,184 stockholders of record and 214,376,904 outstanding shares of common stock, and the closing price of our common stock on the NYSE was $38.95.

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

The following graph compares the cumulative total stockholders return on our common stock from September 1, 2009, when “regular way” trading in our common stock began on the NYSE, through June 30, 2013, with the comparable cumulative total return of the S&P 500 index and S&P 500 Health Care index. The graph assumes that $100 was invested in our common stock and each index on September 1, 2009. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at September 1, 2009, for the indicated periods.

Fiscal Year	9/1/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013
CareFusion Corporation	$100	$114	$137	$129	$185
S&P 500 Index	100	105	137	145	175
S&P 500 Health Care Index	100	102	131	144	184

Purchases of Equity Securities

The following table contains information about our company’s purchases of equity securities during the quarter ended June 30, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Program[2]
April 1 – 30, 2013	2,524,964	$34.51	2,524,964	$201
May 1 – 31, 2013	2,277,178	$34.70	2,277,178	122
June 1 – 30, 2013	3,242,267	$37.63	3,242,267	—

Total	8,044,409	$35.82	8,044,409	$—

[1]

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. This share repurchase program was completed in June 2013. Under this program, we repurchased a total of 11.4 million shares of our common stock for an aggregate of $400 million (excluding commissions and fees) during the fiscal year ended June 30, 2013 and a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees) as of June 30, 2013.

[2]	Dollars in millions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical condensed consolidated and combined financial data. The condensed consolidated statements of income data for each of the three fiscal years in the period ended June 30, 2013 and the condensed consolidated balance sheet data as of June 30, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The condensed combined statements of income data for the fiscal year ended June 30, 2010 and the condensed balance sheet data as of June 30, 2011 are derived from our audited financial statements that are not included in this Form 10-K.

The condensed combined statements of income data for the fiscal year ended June 30, 2009 and the condensed combined balance sheet data as of June 30, 2010 and 2009 are derived from our unaudited financial statements that are not included in this Form 10-K.

Until our separation from Cardinal Health on August 31, 2009, CareFusion Corporation was a wholly owned subsidiary of Cardinal Health. Accordingly, our historical financial information for the fiscal year ended June 30, 2009 and prior years does not reflect our results as a separate, stand-alone company. In connection with the spinoff, Cardinal Health retained certain lines of business that manufacture and sell surgical and exam gloves, drapes and apparel and fluid management products in the United States markets that were historically managed by us prior to the spinoff and were part of the clinical and medical products business of Cardinal Health. These lines of businesses are reflected in the financial information included throughout this Annual Report on Form 10-K as discontinued operations. Since the spinoff, in furtherance of our business strategy, we have taken steps to expand our product offerings through acquisitions and to divest non-core businesses. The results of our Audiology business, International Surgical Products business and our Nicolet neurodiagnostics business, which we divested in October 2009, April 2011 and July 2012, respectively, are also reflected as discontinued operations. See note 2 to the audited consolidated financial statements.

The selected historical condensed consolidated and combined financial and other operating data presented below should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	At or for the Fiscal Year Ended June 30, [1,2]
(in millions)	2013	2012	2011	2010	2009
Statements of Income Data[6]:
Revenue	$3,550	$3,598	$3,440	$3,377	$3,080
Gross Margin	1,850	1,804	1,768	1,691	1,578
Operating Income[3]	619	574	504	450	437
Income before Income Tax	543	487	425	345	342
Income from Continuing Operations	389	361	299	161	288
Income (Loss) from Discontinued Operations, Net of Tax[4]	(4)	(68)	(50)	33	294
Net Income	385	293	249	194	582

Basic Earnings (Loss) per Common Share:
Continuing Operations	1.76	1.62	1.34	0.73	1.31
Discontinued Operations	(0.02)	(0.31)	(0.23)	0.15	1.33
Basic Earnings per Common Share	1.74	1.31	1.11	0.88	2.63
Diluted Earnings (Loss) per Common Share:
Continuing Operations	1.74	1.60	1.32	0.72	1.31
Discontinued Operations	(0.02)	(0.30)	(0.22)	0.15	1.33
Diluted Earnings per Common Share	1.72	1.30	1.10	0.87	2.63
Weighted-Average Number of Common Shares Outstanding[5]:
Basic	221.2	223.7	222.8	221.5	220.5
Diluted	224.0	226.0	225.1	223.0	220.5

Balance Sheet Data[6]:
Total Assets	$8,553	$8,488	$8,185	$7,900	$8,305
Long-Term Obligations, less Current Portion and Other Short-Term Borrowings[7]	1,444	1,151	1,387	1,386	1,159
Total Stockholders’ Equity or Parent Company Investment	5,386	5,231	5,070	4,676	5,423

[1]	Amounts reflect business combinations for all periods presented. See note 3 to the audited consolidated financial statements for further information regarding the impact of acquisitions.
[2]

Amounts reflect restructuring and acquisition integration charges for all periods presented. Restructuring and acquisition integration charges were $18 million, $33 million, $64 million, $15 million, and $69 million, in fiscal years 2013, 2012, 2011, 2010, and 2009, respectively.

[3]

During the fiscal year ended June 30, 2013, we recorded a $41 million charge to establish a reserve in connection with the agreement in principle to resolve the previously disclosed government investigations related to prior sales and marketing practices for our ChloraPrep skin preparation product and relationships with healthcare professionals. The agreement in principle remains subject to several conditions, and the amount and timing of the payment are subject to the final terms of the settlement agreement.

[4]	A summary of our discontinued operations is presented in note 2 to the audited consolidated financial statements.
[5]

For fiscal year 2009, basic and diluted earnings per common share are computed using the number of shares of common stock outstanding on August 31, 2009, the date on which CareFusion common stock was distributed to shareholders of Cardinal Health.

[6]	Fiscal year 2009 statement of income data, and fiscal years 2010 and 2009 balance sheet data are unaudited.
[7]	Includes the long-term portion of debt allocated from Cardinal Health. Total debt allocated by Cardinal Health was $1,281 million as of June 30, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a global medical technology company with proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. We offer a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room (“OR”) effectiveness, respiratory care and surveillance and analytics. Our offerings include established brands used in hospitals throughout the United States and approximately 130 countries worldwide. Our strategy is to enhance growth by focusing on healthcare safety and productivity, driving innovation and clinical differentiation, accelerating our global growth and pursuing strategic opportunities.

Our primary customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. For the fiscal years ended June 30, 2013 and 2012, we generated revenue of $3.55 billion and $3.60 billion, respectively. We generated income from continuing operations of $389 million in fiscal year 2013 and $361 million in fiscal year 2012. Approximately 22% of our fiscal year 2013 revenue was from customers outside of the United States.

We were incorporated in Delaware on January 14, 2009 for the purpose of holding the clinical and medical products businesses of Cardinal Health in anticipation of spinning off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009.

We have incurred one-time expenditures in connection with the separation from Cardinal Health (capital and expense), primarily associated with employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs. In fiscal years 2012 and 2011, we incurred approximately $3 million and $80 million, respectively, of these one-time expenditures. We have funded these costs through cash from operations and cash on hand. The capital portion of these expenditures is amortized over their useful lives and the other expenditures are expensed as incurred, depending on their nature. We did not incur any expense associated with the separation in fiscal year 2013, and we believe that all substantive expenditures associated with standing up operations from the spinoff are complete.

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

Healthcare providers globally are focused on reducing the rising costs to deliver care. As a result, hospitals have prioritized and, in some cases, constrained their capital equipment purchases. Despite seeing some improvement during fiscal year 2013, we continue to anticipate it will take time before significant market improvements are realized. Even in this environment, we believe our Medical Systems business is well positioned, and will strengthen with improvements in hospital capital equipment spending.

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

Healthcare Reform

We are also affected by uncertainties in the healthcare industry related to healthcare reform. In March 2010, comprehensive healthcare reform was enacted in the United States through the passage of the Patient Protection and Affordable Health Care and the Health Care and Education Reconciliation Acts. Among other initiatives, the legislation implemented a 2.3% annual excise tax on the sales of certain medical devices in the United States, effective January 2013. As this excise tax is recorded as a selling, general and administrative expense, it has, and will continue to have, an adverse effect on our operating expenses and results of operations. In fiscal year 2013, we paid approximately $11 million related to six months of the medical device tax. We currently expect the impact of the tax to be approximately $20 million to $25 million in fiscal year 2014 and annually thereafter. In addition, as the United States federal government implements additional provisions of healthcare reform, we anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. The uncertainties regarding the implementation and impact of the enacted healthcare reform measures, as well as other potential reform initiatives in the future, may have an adverse effect on our customers’ purchasing decisions regarding our products and services.

Global Restructuring

During fiscal year 2011 our operations were impacted by our global restructuring program. This program, announced in August 2010 (the “2011 Plan”), was designed to reduce our cost structure and streamline operations, and was initially expected to result in a reduction of approximately 700 positions. The 2011 Plan resulted in a reduction of approximately 850 positions in fiscal 2011. This program provided operating expense savings of approximately $103 million in fiscal year 2011, primarily as a result of reducing headcount and eliminating unfilled positions. Of the $103 million of savings, approximately $65 million was a result of year over year savings in selling, general and administrative expense (“SG&A”) and lower cost of sales expense, and $38 million was a result of not filling open positions. The final restructuring costs associated with the 2011 Plan were $54 million and were incurred as of June 30, 2012.

Innovation and New Products

Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. Our investment expense in research and development during fiscal year 2013 was $192 million, or 5% of revenues. Looking forward, we remain committed to producing a pipeline of innovative products to continue to support our growth strategies. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability. With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow. If, however, our future innovations are not successful in meeting customers’ needs or prove to be too costly versus their perceived benefit, our growth may slow.

International and Foreign Exchange

We sell our products in approximately 130 countries and manufacture our products in seven countries in North America, Europe, and Latin America. Due to the global nature of our business, our revenue and expenses are influenced by foreign exchange movements. In fiscal year 2013, approximately 16% of our sales were in currencies other than the United States dollar. Increases or decreases in the value of the United States dollar compared to other currencies will affect our reported results as we translate those currencies into United States dollars. The percentage of fiscal year 2013 sales by major currencies was as follows:

United States Dollar	84%
Euro	7%
British Pound	4%
All Other	5%

100%

Acquisitions and Divestitures

Acquisitions have historically played a role in our growth, and we have made several significant acquisitions in the last five years. Our business was formed principally through a series of acquisitions by Cardinal Health of established healthcare companies, including the acquisition in 2007 of VIASYS Healthcare Inc. (“Viasys”), a developer of respiratory care systems, and the acquisition in 2008 of the assets of Enturia, Inc. (“Enturia”), a manufacturer of skin-antiseptic products. Since our spinoff from Cardinal Health,we have taken steps to expand and refine our product offerings, including through the acquisitions and divestitures described below.

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

Acquired In-Process Research and Development

During fiscal year 2010 we acquired and capitalized $45 million of in-process research and development (“IPR&D”) related to our acquisition of Medegen. The value of this IPR&D was calculated based on a discounted cash flow method, which involved a number of significant assumptions, including timing of product deployment, revenues, margin, and associated discount rates. Effective July 1, 2009, IPR&D associated with business combinations is initially recorded in the balance sheet at fair value and tested for impairment annually until it is put into service. Prior to July 1, 2009, all acquired IPR&D was expensed immediately. See note 10 to the audited consolidated financial statements.

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

Product Quality and Recalls

Product quality, particularly in life saving and sustaining technologies, plays a critical role in our success. A quality or safety issue may result in public warning letters, product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition. In addition, recalls may negatively affect sales due to customer concerns about product quality. For the fiscal years ended June 30, 2013 and 2011, net charges related to product recalls were not material. For the fiscal year ended June 30, 2012, net charges related to product recalls were $23 million.

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

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. As of June 30, 2013, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves associated with compliance with the amended consent decree. As such, we may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree.

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

Because of safety concerns, the FDA has increased its scrutiny of infusion pumps. During fiscal year 2011, three of our competitors recalled their infusion pumps to correct safety concerns. In addition, a fourth was ordered by the FDA to recall and destroy as many as 200,000 of its infusion pumps and to provide refunds to its customers or replace pumps at no cost. As a result, there was increased demand for infusion pumps in the United States in fiscal year 2011 and 2012, as healthcare providers sought to replace or upgrade their existing equipment. We experienced increased demand for our infusion pumps as a result, which contributed to higher infusion revenues for fiscal year 2011 and 2012. In order to successfully compete in this business environment, we temporarily discounted the pricing on our infusion pumps, in some cases up to 30% or more. In late fiscal year 2013, a competitor that recalled infusion pumps during fiscal year 2011, recalled additional infusion pumps to correct safety concerns, and it announced that it would stop selling several of its infusion pumps in the United States and seek to retire its older pump technologies from the market. As a result, we believe we may experience increased demand for our infusion pumps in the United States. In order to maximize this potential opportunity, we may again temporarily discount the pricing on our infusion pumps, particularly if our competitors offer discounted or free pumps to customers.

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

Leading up to our spinoff from Cardinal Health, we organized our business into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our business into two new global operating and reportable segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics products with the Respiratory Technologies business line within the Medical Systems segment. Our respiratory diagnostics products had previously been reported within the Procedural Solutions segment as “Other.” Financial information for all periods presented have been reclassified to reflect these changes to our operating and reportable segments.

The Medical Systems segment is organized around our medical equipment business lines. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories, as well as our respiratory diagnostics products. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”

The Procedural Solutions segment is organized around our disposable products business lines. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable IV infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy.

CONSOLIDATED RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Below is a summary of comparative results of operations and a more detailed discussion of results for the fiscal years ended June 30, 2013 and 2012:

	Fiscal Year Ended June 30,
(in millions)	2013	2012	Change
Revenue	$3,550	$3,598	$(48)
Cost of Products Sold	1,700	1,794	(94)

Gross Margin	1,850	1,804	46
Selling, General and Administrative Expenses	980	1,033	(53)
Research and Development Expenses	192	164	28
Restructuring and Acquisition Integration Charges	18	33	(15)
Reserve for Expected Government Settlement	41	—	41

Operating Income	619	574	45
Interest Expense and Other, Net	76	87	(11)

Income Before Income Taxes	543	487	56
Provision for Income Taxes	154	126	28

Income from Continuing Operations	389	361	28
Discontinued Operations
Loss from the Disposal of Discontinued Businesses, Net of Tax	—	(78)	78
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	(4)	10	(14)

Loss from Discontinued Operations, Net of Tax	(4)	(68)	64
Net Income	$385	$293	$92

Revenue

The following table presents the revenue information for select business lines within each of our reportable segments for the fiscal years ended June 30, 2013 and 2012:

	Fiscal Year Ended June 30,
(in millions)	2013	2012	Change
Medical Systems
Dispensing Technologies	$993	$1,038	$(45)
Infusion Systems	916	955	(39)
Respiratory Technologies[1]	393	420	(27)
Other	27	26	1

Total Medical Systems	$2,329	$2,439	$(110)
Procedural Solutions
Infection Prevention	$594	$576	$18
Medical Specialties	344	317	27
Specialty Disposables	283	266	17

Total Procedural Solutions	$1,221	$1,159	$62
Total CareFusion	$3,550	$3,598	$(48)

[1]	Includes our respiratory diagnostics products. See note 1 to the consolidated financial statements.

Revenue in our Medical Systems segment decreased 5% to $2,329 million compared to the prior fiscal year. The decrease was primarily a result of decreased revenues in the Dispensing Technologies ($45 million), Infusion Systems ($39 million), and Respiratory Technologies ($27 million) business lines.

Revenue in the Dispensing Technologies business line decreased $45 million to $993 million, primarily due to a decrease in the volume of equipment installations in advance of a new product release. Revenue in the Infusion Systems business line decreased $39 million to $916 million, primarily due to the net impact of a decrease in the volume of pump installations offset in part by an increase in equipment pricing and in dedicated disposable volumes. Revenue in the Respiratory Technologies business line decreased $27 million to $393 million as a result of continued constraints on hospital capital spending in the current year.

Revenue in our Procedural Solutions segment increased 5% to $1,221 million compared to the prior fiscal year. The increase in Procedural Solutions revenue was due to growth in the Medical Specialties ($27 million), Infection Prevention ($18 million), and Specialty Disposables ($17 million) business lines.

Revenue in the Infection Prevention business line increased by $18 million to $594 million as a result of increased sales of skin preparation products and non-dedicated infusion disposables. Revenue in the Medical Specialties business line increased by $27 million to $344 million primarily as a result of international expansion and continued strength in pleural drainage and biopsy categories. Increased revenue in the Specialty Disposables business line of $17 million to $283 million, is primarily attributable to an increase in demand as a result of a heavier flu season during the current year and increased distribution activities for bronchial hygiene products.

Gross Margin and Cost of Products Sold

Gross margin increased 3% to $1,850 million compared to the prior fiscal year. As a percentage of revenue, gross margin was 52.1% and 50.1% for fiscal year 2013 and 2012, respectively.

The increase in gross margin was primarily the result of infusion capital pricing improvements, manufacturing savings, and lower recall charges compared to prior year. Favorable manufacturing cost reductions had a positive impact on gross margin as a percentage of revenue. Manufacturing savings resulted from: (a) cost benefits recognized through strategic sourcing of raw materials; (b) manufacturing efficiencies associated with lean transformation; and (c) reduced overhead spending.

Selling, General and Administrative and Research and Development Expenses

SG&A and Research and Development expenses decreased 2% to $1,172 million compared to the prior fiscal year. The decrease was primarily due to savings associated with restructuring activities and a reduction in the amortization of intangible assets. These decreases were partially offset by the onset of the new medical device excise tax that was implemented in fiscal year 2013 as part of the healthcare reform in the United States and the costs associated with the operations of Intermed and UK Medical.

R&D expenses increased 17% to $192 million compared to the prior fiscal year as we continue to invest in next generation platforms primarily in each of our Medical Systems business lines.

Restructuring and Acquisition Integration Charges

Restructuring and acquisition integration charges decreased $15 million to $18 million compared to the prior fiscal year. We periodically incur costs to implement smaller restructuring efforts for specific operations. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

Operating Income

Operating income increased $45 million, or 8%, to $619 million compared to the prior fiscal year.

Segment profit in our Medical Systems segment increased $32 million to $471 million compared to the prior fiscal year. The 7% increase in segment profit was primarily driven by manufacturing costs savings, improved infusion capital pricing, lower recall charges compared to the prior year, and a 5% reduction in SG&A, offset by a 17% increase in R&D expenses.

Segment profit in the Procedural Solutions segment increased $54 million to $189 million compared to the prior fiscal year. The 40% increase in segment profit was primarily attributable to increased gross margin and reductions in restructuring and acquisition integration charges as compared to the prior year.

Interest Expense and Other

Interest expense and other, net decreased 13% to $76 million compared to the prior fiscal year. This decrease was primarily due to lower interest expenses associated with our senior debt.

Provision for Income Taxes

Income tax expense increased by $28 million to $154 million compared to the prior fiscal year. The effective tax rate for fiscal year 2013 was 28.3% compared to 25.9% for fiscal year 2012. The increase in the effective tax rate was primarily due to changes in our business income mix by jurisdiction and an increase in tax expense as a result of the reserve for the expected government settlement accrued during the fiscal year ended June 30, 2013, a portion of which is not deductible.

We are currently before the IRS Appeals office for the fiscal years 2003 through 2007, and we are engaged in substantive discussions with the IRS Appeals office related to our 2003 through 2005 fiscal years. During the quarter ended June 30, 2013, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle the matters related to the transfer of intellectual property among our subsidiaries for fiscal years 2003 through 2005. We expect to resolve the remaining matters related to fiscal years 2003 through 2005 within the next twelve months.

During the quarter ended September 30, 2011, we commenced the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010. During the quarter ended December 31, 2011, the IRS commenced the tax audit for the short period September 1, 2009 through June 30, 2010. Furthermore, during the quarter ended June 30, 2013, the IRS commenced the tax audit for fiscal year 2011.

We believe that we have provided adequate contingent tax reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment.

For additional detail regarding the provision for income taxes, see note 12 to the consolidated financial statements.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax totaled $4 million for fiscal year 2013 compared to loss from discontinued operations of $68 million for fiscal year 2012. The change is a result of a loss from the disposal of the Nicolet business, which we classified as discontinued operations during fiscal year 2012 and divested in July 2012.

On July 1, 2012 we completed the sale of the Nicolet business, resulting in an additional $4 million loss recorded in discontinued operations, primarily related to the tax impact from the sale.

See note 2 to the consolidated financial statements for further information related to these discontinued operations.

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

Below is a summary of comparative results of operations and a more detailed discussion of results for the fiscal years ended June 30, 2012 and 2011:

	Fiscal Year Ended June 30,
(in millions)	2012	2011	Change
Revenue	$3,598	$3,440	$158
Cost of Products Sold	1,794	1,672	122

Gross Margin	1,804	1,768	36
Selling, General and Administrative Expenses	1,033	1,067	(34)
Research and Development Expenses	164	146	18
Restructuring and Acquisition Integration Charges	33	64	(31)
Gain on the Sale of Assets	—	(13)	13

Operating Income	574	504	70
Interest Expense and Other, Net	87	79	8

Income Before Income Taxes	487	425	62
Provision for Income Taxes	126	126	—

Income from Continuing Operations	361	299	62
Discontinued Operations
Loss from the Disposal of Discontinued Businesses, Net of Tax	(78)	(45)	(33)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	10	(5)	15

Loss from Discontinued Operations, Net of Tax	(68)	(50)	(18)
Net Income	$293	$249	$44

Revenue

The following table presents the revenue information for select business lines within each of our reportable segments for the fiscal years ended June 30, 2012 and 2011:

	Fiscal Year Ended June 30,
(in millions)	2012	2011	Change
Medical Systems
Dispensing Technologies	$1,038	$910	$128
Infusion Systems	955	889	66
Respiratory Technologies[1]	420	391	29
Other	26	24	2

Total Medical Systems	$2,439	$2,214	$225
Procedural Solutions[2]
Infection Prevention	$576	$568	$8
Medical Specialties	317	322	(5)
Specialty Disposables	266	304	(38)
Other[3]	—	32	(32)

Total Procedural Solutions	$1,159	$1,226	$(67)
Total CareFusion	$3,598	$3,440	$158

[1]	Includes the respiratory diagnostics product line. See note 1 to the consolidated financial statements.
[2]	Reflects the impact of businesses reclassified to discontinued operations. See note 2 to the consolidated financial statements.
[3]	Reflects the impact of the divestiture of OnSite Services which was historically part of our Procedural Solutions segment.

Revenue in our Medical Systems segment increased 10% to $2,439 million compared to the prior fiscal year. Revenue increased largely as a result of increased sales of $128 million and $66 million for our Dispensing Technologies and Infusion Systems business lines, respectively.

Revenue in our Dispensing Technologies business line increased $128 million primarily as a result of new business from competitive displacements, increased renewals and upgrades from existing customers, and the year over year impact of our acquisition of Rowa ($79 million).

Revenue in our Infusion Systems business line increased $66 million as a result of organic business growth in both capital and dedicated disposable products and continued sales growth and demand for our infusion pumps.

Revenue in our Procedural Solutions segment decreased by 5% to $1,159 million compared to the prior fiscal year. The revenue decrease is primarily attributable to decreased revenues from the Specialty Disposables business line ($38 million) and the impact of the sale of the Onsite Services business, which had $32 million in sales in the prior year. These decreases were partially offset by year over year growth in our Infection Prevention business line ($8 million).

Gross Margin and Cost of Products Sold

Gross margin increased 2% to $1,804 million compared to the prior fiscal year. As a percentage of revenue, gross margin was 50.1% and 51.4% for fiscal year 2012 and 2011, respectively.

The overall increase in gross margin was primarily the result of higher sales associated with our Infusion Systems and Dispensing Technologies business lines. Margin as a percentage of revenue decreased primarily as a result of temporarily discounting the pricing on our infusion pumps. During fiscal 2012, a large infusion pump manufacturer was required to remove one of its product lines from the market in connection with a FDA recall. In order to successfully compete in this business environment, we temporarily discounted the pricing on our infusion pumps, in some cases up to 30% or more.

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

Operating Income

Segment profit in our Medical Systems segment increased $72 million to $439 million compared to the prior fiscal year. The 20% increase in segment profit was primarily driven by higher revenue in our Infusion Systems and Dispensing Technologies business lines.

Segment profit in our Procedural Solutions segment increased $11 million to $135 million compared to the prior fiscal year. The increase was primarily due a decrease in SG&A expenses ($36 million).

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

For additional detail regarding the provision for income taxes, see note 12 to the consolidated financial statements.

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

See note 2 to the consolidated financial statements for further information related to these discontinued operations.

Liquidity and Capital Resources

Overview

Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from debt issuance, settlement of long-term borrowings, and outflows related to the share repurchase program, as discussed below.

Our cash balance at June 30, 2013 was $1,798 million. Of this balance, $1,324 million is held outside of the United States and is denominated in United States dollars as well as other currencies. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States.

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

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. This share repurchase program was completed in June 2013. Under this program, we repurchased a total of 11.4 million shares of our common stock for an aggregate of $400 million (excluding commissions and fees) during the fiscal year ended June 30, 2013 and a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees) as of June 30, 2013. In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. We expect to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.

Sources and Uses of Cash

The following table summarizes our consolidated statements of cash flows from continuing operations for the fiscal years ended June 30, 2013, 2012, and 2011:

	Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
Cash Flow Provided by/(Used in)
Operating Activities	$613	$648	$332
Investing Activities	$(171)	$(238)	$(18)
Financing Activities	$(299)	$(99)	$34

Fiscal Years Ended June 30, 2013 and June 30, 2012

Net operating cash flow from continuing operations decreased $35 million to $613 million for the year ended June 30, 2013 compared to the prior year. The decrease is primarily associated with trade receivables, which contributed a year-over-year reduction in cash flow of $80 million. This decrease is attributable to stabilization achieved during fiscal year 2013 in the accounts receivable portfolio as compared to the fiscal year 2012 domestic and international collection efforts. Additionally, a decrease in cash flows within operating assets and liabilities, including accounts payable, and other accrued liabilities and other operating items resulted in a cash flow decrease of $19 million. These decreases in cash flow were offset by an increase in income from continuing operations, adjusted for the impact of non-cash items, of $7 million, and an increase in cash flow resulting from changes in inventories and sales-type leases of $57 million.

Net cash used in continuing operations from investing activities decreased $67 million for the year ended June 30, 2013 compared to the prior year primarily due to a decrease in amounts paid for acquisitions of $122 million offset by a decrease in amounts received for divestitures of $59 million. Further, activities associated with long-lived asset investments resulted in a decrease in cash outflows of $4 million.

Net cash used in continuing operations from financing activities increased $200 million for the year ended June 30, 2013 compared to the prior year. This increase is largely due to the share repurchase program, which increased to $400 million, compared to $100 million of repurchase activities during fiscal year 2012. Additionally, there was an increase in cash used in the repayment of senior notes ($250 million) upon maturity in August 2012. These increases in cash used were offset by receipt of net proceeds from the March 2013 issuance of senior notes ($298 million) and an increase in proceeds from stock option exercises, net of shares withheld for tax purposes ($61 million) as compared to the prior year.

Fiscal Years Ended June 30, 2012 and June 30, 2011

Net operating cash flow from continuing operations increased $316 million to $648 million for the year ended June 30, 2012 compared to the prior year. The increase is primarily due to the impact of cash inflows associated with trade receivables of $229 million, which is attributable to improved collections as a result of system stabilization gained post-implementation and increased focus on collections from customers in Europe. An increase in income from continuing operations of $62 million also impacted the increase in operating cash flow at June 30, 2012. Additionally, activities within operating assets and liabilities, including inventories, accounts payable, sales-type leases, other accrued liabilities and other operating items, contributed to an increase in cash flow of $48 million from the prior year. These increases in cash flow were offset by decreases in cash flow from the impact of non-cash items of $23 million.

Net cash used in continuing operations from investing activities increased $220 million for the year ended June 30, 2012 compared to the prior year primarily due to an increase in amounts paid for acquisitions of $171 million and a decrease in amounts received for divestitures of $85 million. During the year ended June 30, 2012, we completed the acquisitions of Rowa, PHACTS and UK Medical Holdings. The increase in cash paid for acquisitions was offset by a decrease in cash outflows associated with long-lived asset investment activities of $36 million.

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

Capital Resources

Senior Unsecured Notes.    In July 2009, we sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion (the “July 2009 Notes”). In August 2012, we used $250 million in cash to repay upon maturity the $250 million aggregate principal amount of 4.125% senior notes due 2012. In March 2013, we issued $300 million aggregate principal amount of senior notes due 2023 and received net proceeds of approximately $298 million (the “March 2013 Notes”). Accordingly, we have $1.45 billion of senior notes outstanding, as follows:

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

In connection with the issuance of the July 2009 Notes, we entered into a registration rights agreement with the initial purchasers of the notes pursuant to which we agreed to file a registration statement with the SEC to conduct an exchange offer for the notes. In accordance with the registration rights agreement, we filed a Form S-4 with the SEC and conducted an exchange offer for the July 2009 Notes, which we completed on February 4, 2010. The purpose of the exchange offer was to allow the holders of the July 2009 Notes, which were issued in a private placement transaction and were subject to transfer restrictions, to exchange their notes for new notes that did not have these restrictions and are registered under the Securities Act. All of the outstanding July 2009 Notes were exchanged in the exchange offer. In connection with the issuance of the March 2013 Notes, we entered into a registration rights agreement with the initial purchasers of the notes pursuant to which we agreed to file a registration statement with the SEC to conduct an exchange offer for the notes. Under this registration rights agreement, we have until March 11, 2014 to file a registration statement with the SEC for the March 2013 Notes.

Revolving Credit Facility.    In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million. Effective as of December 10, 2012, we increased the aggregate commitments available under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility. At June 30, 2013, we had no amounts outstanding under the credit facility.

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

Contractual Obligations

As of June 30, 2013, our contractual obligations, including estimated payments due by fiscal year, are as follows:

	Payments Due by Fiscal Year
(in millions)	2014	2015-2016	2017-2018	Thereafter	Total
Long-Term Debt[1]	$2	$454	$2	$1,003	$1,461
Other Long-Term Liabilities[2]	69	36	14	1	120
Interest on Long-Term Debt[3]	78	111	109	95	393
Operating Leases[4]	35	52	27	20	134
Purchase Obligations[5]	292	24	3	9	328

Total Financial Obligations	$476	$677	$155	$1,128	$2,436

[1]

Represents maturities of our long-term debt obligations, excluding capital lease obligations described below, as described in note 11 to the consolidated financial statements. Amounts are presented gross of debt issuance discounts of $15 million at June 30, 2013.

[2]

Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits of $265 million and deferred taxes of $638 million, tax associated accruals of $102 million, deferred compensation obligations of

$19 million and other long-term liabilities of $56 million, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflow. See note 12 to the consolidated financial statements for additional information.
[3]	Interest obligation is calculated based on each outstanding debt stated or coupon rate, or existing variable rate as of June 30, 2013, as applicable.
[4]

Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in note 13 to the consolidated financial statements.

[5]

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

In addition to the contractual obligations set forth above, we expect that we will make payments to the IRS related to ongoing appeals of prior tax years under audit. We are currently before the IRS Appeals office for fiscal years 2003 through 2007. In addition, we have commenced federal income tax audits for fiscal years 2008 through 2011. We believe that we have provided adequate reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment. Further, even if we are adequately reserved for these matters, final settlement would require us to make a cash payment to the IRS, which could be material. If we determine to repatriate foreign cash or utilize our revolving credit facility to fund the payment to the IRS, it may result in increased costs. See note 12 to the consolidated financial statements for further information.

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Sensitive Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our audited consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of these audited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Critical accounting policies are those accounting policies that can have a significant effect on the presentation of our financial condition and results of operations, and require use of complex and subjective estimates based upon past experience, trends, and management’s judgment. We evaluate our estimates and judgments on an ongoing basis and believe our estimates to be reasonable. Other companies applying reasonable judgment to the same facts and circumstances could develop different estimates. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our audited consolidated financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see note 1 to the consolidated financial statements.

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

In evaluating whether the tangible elements and software elements of the product together deliver the essential functionality of the product as a whole, we consider the following factors:

•	the frequency with which tangible elements are sold separately from the software elements; and
•	whether the non-software elements substantively contribute to the essential functionality of the product.

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

If a lease meets at least one of the criteria above and collectability of the minimum lease payments is reasonably predictable and there are no important uncertainties surrounding the amount of unreimbursable costs yet to be incurred under the lease, the lease is classified as a sales-type lease. All other leases are classified as operating leases.

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

We are required to estimate the fair value of our leased products for the purposes of lease classification and determination of the interest rate implicit in the lease. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 840, Leases (“ASC 840”), we define the fair value of a leased product at lease inception as its normal selling price, reflecting any volume or trade discounts that may apply. We estimate the fair value of our leased products on a quarterly basis based upon transacted cash sales prices during the preceding twelve month period. Our products are sold as part of customized systems to a diverse range of customers, many of which are affiliated with a GPO or IDN. Customers within each GPO or IDN affiliation have unique purchasing behaviors and characteristics. As a result of such diversity, there is a wide range of negotiated cash selling prices for our products. Consequently, our customers are grouped in customer classes and a best estimate of fair value is developed for each product specific to each customer class. Because our products are sold at a wide range of cash selling prices, we stratify our cash selling transactions based on product configuration and customer class, as discussed further below. Once we stratify our cash selling transactions, we calculate the weighted average selling price of each configured product using the interquartile range methodology. This statistical methodology is used to remove outliers from the population of normal cash selling prices, which narrows the range of selling prices within each stratified customer class. The resulting weighted average selling price is the single point estimate of fair value that we use as the normal selling price under ASC 840. Based on this fair value estimate, we determine the implicit interest rate for each product subject to a sales-type lease arrangement. The implicit interest rate is the rate that causes the fair value of the product to equal the present value of the minimum lease payments and the present value of the product’s residual value. The interest rate implicit to the lease is then used to determine the amount of revenue recognized at the inception of the lease and the revenue recognized over the life of the lease.

Estimating the fair value of our leased products can be subjective and thus subject to significant judgment. We offer our customers many types of dispensing products, each of which is generally customizable in 5-15 unique configurations. Our customers have the option of purchasing these products for cash or through a lease, with prices that can vary significantly based on their GPO or IDN affiliation. Accordingly, in order to estimate the fair value of our leased products, we stratify our cash selling transactions to narrow the range of transacted sales prices for a leased product based on product configuration and customer class. We believe that using these characteristics to narrow the range of cash selling prices to determine a single point estimate of fair value for each product, specific to each customer class, is appropriate because these characteristics are the primary drivers of the variability in our cash sales pricing:

•

Product configuration — We believe that stratifying our products based on product configuration is appropriate because our products can be customized into numerous configurations based on customer specifications. Our dispensing systems are highly configurable and custom designed for each customer based on size, site-specific needs and cost constraints.

•

Customer class — We stratify our cash selling prices of similar product configurations by similar classes of customers based upon GPO or IDN affiliation. We believe the characteristics of the GPO or IDN, including size, historical and expected purchasing volume, pre-negotiated trade discounts, and preferred provider relationship, is an appropriate basis to stratify transacted cash selling prices to establish the normal selling price reflective of any normal volume or trade discounts for that product configuration.

Approximately 15-25% of our lease transactions in a given year do not have corresponding cash selling transactions for the same product configuration and customer class. Therefore, for these transactions, the estimated fair value is determined by: (1) reviewing the estimated fair value of the same product line with the closest similar configuration sold to the same customer class and adjusting this fair value by the expected pricing impact of the difference in product configuration; or (2) reviewing the estimated fair value of the same product configuration sold to a different customer class and adjusting this fair value by the expected pricing impact of the difference in customer class.

We expect to experience variability in our fair value estimates for our dispensing products from period to period. Our single point estimate of fair value is calculated based on the weighted average selling price for a product within each stratified customer class. Consequently, period to period variability of such estimate may be caused by changes in the number and size of cash transactions for a particular product or group of products, as well as external factors such as changes in the competitive pricing environment and changes in the GPO or IDN landscape, which can impact our cash sales transactions and thus our calculated estimates of fair value. In addition, as our dispensing products progress through their life cycles and new products are introduced, we may sell fewer existing products or sell existing products at reduced prices, which can impact the cash transaction prices used to estimate the fair value of such products.

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

The determination of vendor-specific objective evidence associated with our products and services is generally based on historical evidence of sales of the same product in stand-alone transactions and the contract renewal prices for post-contract support and separately priced extended warranty services. The determination of third-party evidence is generally based on market data on sales of similar products and services, if available; however in most cases we and our competitors execute large multiple element arrangements which reduces our ability to determine the prices for individual products and services. Management’s best estimate of selling price is developed consistent with the price at which we would transact if the deliverable were sold by us regularly on a stand-alone basis. In determining estimated selling price, we generally consider the following: stand alone sales prices, established price lists, costs to produce, profit margins for similar products, market conditions, and customer stratification.

For software and software related products, we use the relative fair value method to allocate contract proceeds to each unit of accounting; whereby the evidence used in the determination of fair value estimates are based solely on vendor-specific objective evidence. To the extent that vendor specific objective evidence does not exist for delivered elements of the transaction, we apply the residual method.

Different conclusions as to selling price estimates may significantly affect the timing and amount of revenue recognition, the classification of leasing transactions, and the classification of revenue as product, service, rental or other income. It is impossible to determine the effects of potential different conclusions as they relate to selling price estimates for components of our multiple element arrangements.

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

We conduct our goodwill impairment testing at the reporting unit level which is comprised of our Medical Systems and Procedural Solutions operating segments, as the business lines comprising each of the operating segments service a common group of customers, offer complementary products, and share a common strategy.

In conducting the annual impairment test of our goodwill and indefinite-lived intangible assets, an optional qualitative assessment may be performed. If the results of this qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is not less than its carrying amount, then no further quantitative testing is required. Otherwise, the calculated fair value of a reporting unit or indefinite-lived intangible asset is compared to its carrying amount, including goodwill by performing the quantitative impairment test. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. There are no active or inactive markets for our reporting units or indefinite-lived intangible assets to derive approximate fair values, and accordingly, the valuation process is similar to the valuation of a closely-held company or acquired indefinite-lived intangible asset and considers valuation methods that are income-based and market-based. Our income-based approach is a discounted cash flow method which utilizes an estimated discount rate to the projected after-tax cash flows for the reporting unit or indefinite-lived intangible asset. Our market-based approach utilizes an estimated market-based multiple to the reporting units’ estimated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The results of the income-based and market-based approaches are equally weighted to arrive at the total estimated fair value for each reporting unit for the purposes of our annual goodwill impairment testing. Based on our annual impairment test as of the fourth quarter of the fiscal year, we did not record any goodwill or other indefinite-lived intangible asset impairments.

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

Restructuring and Acquisition Integration Charges

We separately identify restructuring and acquisition integration charges in SG&A expenses. A restructuring activity is a program whereby we fundamentally change our operations such as closing facilities, moving a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business line in response to changing market conditions.

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

See note 5 to the consolidated financial statements for additional information.

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

Our income tax expense, deferred tax assets and liabilities and measurement of uncertain tax positions reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements.

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

We are responsible for fulfilling all share-based awards related to our common stock, and Cardinal Health is responsible for fulfilling all share-based awards related to Cardinal Health common shares, regardless of whether the employee holding the share-based award is an employee of the company or Cardinal Health. We record share-based compensation expense for the share-based awards with the offsetting impact recorded to “Additional Paid-In Capital” in our consolidated balance sheets. The fair value of stock options granted by the company during the fiscal years ended June 30, 2013, 2012, and 2011 was valued utilizing a Black-Scholes-Merton valuation model. In addition, for performance stock units granted during fiscal year 2011, which are subject to performance goals based on market conditions associated with stock price appreciation, we estimate fair value by utilizing a Monte Carlo valuation model.

Our estimate of fair value depends on a complex process that requires the estimation of future uncertain events. These events, estimates of which are entered within the valuation model include, but are not limited to, stock price volatility, the expected life, expected dividend yield and forfeiture rates. Once fair values are determined, current accounting practices do not permit them to be changed, even if the estimates used in the valuation model are different from actual results. We are required to compare our estimated share-based forfeiture rates to actual forfeiture rates and record any adjustments as necessary. See note 18 to the consolidated financial statements for additional information regarding share-based compensation including the valuation process.

New Accounting Pronouncements

See note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

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

Interest Rate Risk

Interest income and expense on variable-rate instruments are sensitive to fluctuations in interest rates across the world. Changes in interest rates primarily affect the interest earned on our cash and cash equivalents and to a significantly lesser extent the interest expense on our debt. We seek to manage our interest rate risk by using derivative instruments such as swaps with financial institutions to hedge our risks on a portion of our probable future debt issuances. In general, we may hedge material interest rate exposures up to several years before the forecasted transaction; however, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

To the extent that forward interest rate swap agreements qualify for hedge accounting, the gain (loss) will be recorded to Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately.

The notional amount of forward interest rate swap derivative instruments outstanding was $450 million and $750 million as of June 30, 2013 and June 30, 2012, respectively, with an estimated fair value gain of approximately $34 million and an estimated fair value loss of $17 million, as of June 30, 2013 and June 30, 2012, respectively. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates.

As of June 30, 2013 and June 30, 2012, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At both June 30, 2013 and June 30, 2012, there were no outstanding amounts under our five-year senior unsecured revolving credit facility. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million. The tables below present information about our investment portfolio and debt obligations:

	June 30, 2013
	Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$246	$—	$—	$—	$—	$—	$246	$246
Cash Equivalents	$1,552	$—	$—	$—	$—	$—	$1,552	$1,552
Weighted Average Interest Rate[1]	0.05%	—	—	—	—	—	0.05%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$2	$452	$2	$1	$1	$1,003	$1,461	$1,572
Weighted Average Coupon Rate	3.44%	5.12%	3.47%	2.65%	3.21%	5.44%	5.34%
Other Obligations	$—	$—	$—	$—	$—	$—	$—	$—
Weighted Average Interest Rate	12.43%	—	—	—	—	—	12.43%	—

	June 30, 2012
	Maturing in Fiscal Year							Fair Market Value [3]
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$303	$—	$—	$—	$—	$—	$303	$303
Cash Equivalents	$1,345	$—	$—	$—	$—	$—	$1,345	$1,345
Weighted Average Interest Rate[1]	0.09%	—	—	—	—	—	0.09%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$250	$2	$452	$2	$1	$705	$1,412	$1,576
Weighted Average Coupon Rate	4.12%	3.47%	5.12%	3.47%	2.65%	6.35%	5.55%	—
Other Obligations	$1	$—	$—	$—	$—	$—	$1	$1
Weighted Average Interest Rate	7.32%	12.43%	—	—	—	—	8.54%	—

[1]	Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
[2]	Fixed rate notes are presented gross of $15 million and $11 million purchase discount at June 30, 2013 and June 30, 2012, respectively.
[3]

The estimated fair value of our long-term obligations and other short-term borrowings was $1,572 million and $1,577 million at June 30, 2013 and June 30, 2012, respectively. The fair value of our senior notes at June 30, 2013 and 2012 was based on quoted market prices. The fair value of the other obligations at June 30, 2013 and June 30, 2012, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt or estimated based on discounted cash flows.

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

The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign currency denominated receivables, payables and loans are recorded in the consolidated statements of income. To the extent that cash flow hedges qualify for hedge accounting, the gain or loss on the forward contract will be recorded to AOCI. As the forecasted exposures affect earnings, the realized gain or loss on the forward contract will be moved from AOCI to the consolidated statements of income.

The following table provides information about our foreign currency derivative instruments outstanding as of June 30, 2013 and June 30, 2012:

	June 30, 2013		June 30, 2012
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$4	1.3	$1	1.2
Australian Dollar	7	0.9	21	1.0
New Zealand Dollar	8	0.8	7	0.8
South African Rand	—	—	2	8.5
Mexico Peso	11	13.3	—	—
Canadian Dollar	14	1.1	14	1.0
Swiss Franc	1	0.9	2	1.0
Japanese Yen	1	97.7	2	79.4
British Pound	12	1.5	—	—
Hong Kong Dollar	5	7.8	—	—

Total	$63		$49

Estimated Fair Value	$—		$—

Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Mexican Peso	$—	—	$23	13.8
Euro	—	—	1	1.2
Indian Rupee	—	—	1	57.4
Swiss Franc	—	—	11	1.0
British Pound	—	—	13	1.6

Total	$—		$49

Estimated Fair Value	$—		$(1)

Foreign Currency Forward Contracts:
(Pay foreign currency/receive Euros)
British Pound	$8	0.9	$8	0.8

Total	$8		$8

Estimated Fair Value	$—		$—

Commodity Price Risk Management

We purchase commodities such as resins, printed circuit boards, latex, metals, various fuel products and polystyrene, among others for use in our manufacturing processes. We typically purchase these commodities at market prices, and as a result are affected by market price fluctuations. We have decided not to hedge these exposures as they are deemed immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAREFUSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of CareFusion Corporation

We have audited the accompanying consolidated balance sheets of CareFusion Corporation as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareFusion Corporation at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CareFusion Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 9, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

August 9, 2013

CAREFUSION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(in millions, except per share amounts)	2013	2012	2011
Revenue	$3,550	$3,598	$3,440
Cost of Products Sold	1,700	1,794	1,672

Gross Margin	1,850	1,804	1,768
Selling, General and Administrative Expenses	980	1,033	1,067
Research and Development Expenses	192	164	146
Restructuring and Acquisition Integration Charges	18	33	64
Gain on the Sale of Assets	—	—	(13)
Reserve for Expected Government Settlement	41	—	—

Operating Income	619	574	504

Interest Expense and Other, Net	76	87	79

Income Before Income Tax	543	487	425
Provision for Income Tax	154	126	126

Income from Continuing Operations	389	361	299
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	—	(78)	(45)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	(4)	10	(5)

Loss from Discontinued Operations, Net of Tax	(4)	(68)	(50)

Net Income	$385	$293	$249

PER SHARE AMOUNTS:

Basic Earnings (Loss) per Common Share:
Continuing Operations	$1.76	$1.62	$1.34
Discontinued Operations	$(0.02)	$(0.31)	$(0.23)
Basic Earnings per Common Share	$1.74	$1.31	$1.11

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$1.74	$1.60	$1.32
Discontinued Operations	$(0.02)	$(0.30)	$(0.22)
Diluted Earnings per Common Share	$1.72	$1.30	$1.10

Weighted-Average Number of Common Shares Outstanding:
Basic	221.2	223.7	222.8
Diluted	224.0	226.0	225.1

See accompanying notes to consolidated financial statements

CAREFUSION CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
Net Income	$385	$293	$249

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments (net of tax benefit (expense) of $(1), $2, and $(3), respectively)	8	(60)	71
Unrealized Gain (Loss) on Derivatives (net of tax benefit (expense) of $(1), $2, and $0, respectively)	1	(2)	—
Unrealized Gain (Loss) on Interest Rate Swaps (net of tax benefit (expense) of $(19), $6, and $0, respectively)	32	(11)	—
Unrealized Gain (Loss) on Minimum Pension Liability (net of tax benefit (expense) of $(1), $2, and $(2), respectively)	2	(4)	3

Comprehensive Income, Net of Tax	$428	$216	$323

See accompanying notes to consolidated financial statements

CAREFUSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2013	June 30, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,798	$1,648
Trade Receivables, Net	429	441
Current Portion of Net Investment in Sales-Type Leases	351	374
Inventories, Net	384	390
Prepaid Expenses	30	25
Other Current Assets	141	167
Current Assets of Discontinued Operations	—	73

Total Current Assets	3,133	3,118

Property and Equipment, Net	409	431
Net Investment in Sales-Type Leases, Less Current Portion	1,001	978
Goodwill	3,081	3,039
Intangible Assets, Net	793	831
Other Assets	136	91

Total Assets	$8,553	$8,488

LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$2	$251
Accounts Payable	147	176
Deferred Revenue	51	62
Accrued Compensation and Benefits	150	139
Other Accrued Liabilities	242	286
Current Liabilities of Discontinued Operations	—	19

Total Current Liabilities	592	933

Long-Term Obligations, Less Current Portion	1,444	1,151
Deferred Income Taxes	638	644
Other Liabilities	493	529

Total Liabilities	3,167	3,257

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued — None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued — 229.4 and 225.5 shares at June 30, 2013 and June 30, 2012, respectively	2	2
Treasury Stock, at cost, 15.5 and 4.1 shares at June 30, 2013 and June 30, 2012, respectively	(505)	(105)
Additional Paid-In Capital	4,886	4,759
Retained Earnings	1,048	663
Accumulated Other Comprehensive Loss	(45)	(88)

Total Stockholders’ Equity	5,386	5,231

Total Liabilities and Stockholders’ Equity	$8,553	$8,488

See accompanying notes to consolidated financial statements

CAREFUSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Compreh-	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	ensive Loss	Equity
Balances at June 30, 2010	222.3	$2	—	$—	4,638	$121	$(85)	$4,676

Net Income	—	—	—	—	—	249	—	249
Foreign Currency Translation Adjustments	—	—	—	—	—	—	71	71
Net Change in Minimum Pension Liability	—	—	—	—	—	—	3	3
Share-Based Compensation net, and Options Exercised, net of Shares Withheld for Income Taxes	1.4	—	(0.1)	(3)	72	—	—	69
Other	—	—	—	—	2	—	—	2

Balances at June 30, 2011	223.7	$2	(0.1)	$(3)	$4,712	$370	$(11)	$5,070

Net Income	—	—	—	—	—	293	—	293
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(60)	(60)
Net Unrealized Loss on Derivatives	—	—	—	—	—	—	(13)	(13)
Net Change in Minimum Pension Liability	—	—	—	—	—	—	(4)	(4)
Share-Based Compensation net, and Options Exercised, net of Shares Withheld for Income Taxes	1.8	—	(0.1)	(2)	47	—	—	45
Share Repurchase Program	—	—	(3.9)	(100)	—	—	—	(100)

Balances at June 30, 2012	225.5	$2	$(4.1)	$(105)	$4,759	$663	$(88)	$5,231

Net Income	—	—	—	—	—	385	—	385
Foreign Currency Translation Adjustments	—	—	—	—	—	—	8	8
Net Unrealized Gain on Derivatives	—	—	—	—	—	—	33	33
Net Change in Minimum Pension Liability	—	—	—	—	—	—	2	2
Share-Based Compensation net, and Options Exercised, net of Shares Withheld for Income Taxes	3.9	—	—	—	107	—	—	107
Deferred Tax Liability Adjustment	—	—	—	—	20	—	—	20
Share Repurchase Program	—	—	(11.4)	(400)	—	—	—	(400)

Balances at June 30, 2013	229.4	$2	(15.5)	$(505)	$4,886	$1,048	$(45)	$5,386

See accompanying notes to consolidated financial statements

CAREFUSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,648	$1,370	$982
Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$(1)	$1	$37

Cash Flows from Operating Activities:
Net Income	385	293	249
Loss from Discontinued Operations, Net of Tax	(4)	(68)	(50)

Income from Continuing Operations	389	361	299
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	184	198	186
Share-Based Compensation Expense	53	51	65
Deferred Income Taxes	13	18	58
(Gain) Loss on the Sale of Assets	—	2	(13)
Other Non Cash Items	28	30	26
Change in Operating Assets and Liabilities, Net of Effects from Acquisitions:
Trade Receivables	10	90	(139)
Inventories	(1)	(25)	(42)
Net Investment in Sales-Type Leases	1	(32)	(30)
Accounts Payable	(33)	(25)	41
Other Accrued Liabilities and Operating Items, Net	(31)	(20)	(119)

Net Cash Provided by Operating Activities — Continuing Operations	613	648	332
Net Cash (Used in)/Provided by Operating Activities — Discontinued Operations	1	6	(9)

Net Cash Provided by Operating Activities	614	654	323

Cash Flows from Investing Activities:
Cash Paid for Acquisitions	(66)	(188)	(17)
Net Proceeds from Divestitures	—	59	144
Additions to Property and Equipment	(84)	(100)	(124)
Additions to Intangible Assets	(21)	(9)	(21)

Net Cash Used in Investing Activities — Continuing Operations	(171)	(238)	(18)
Net Cash Used in Investing Activities — Discontinued Operations	—	(1)	(1)

Net Cash Used in Investing Activities	(171)	(239)	(19)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	298	—	—
Repayment of Long-Term Obligations	(251)	(1)	(4)
Debt Issuance Costs	(1)	(2)	—
Net Cash Transfer (to)/from Discontinued Operations	—	10	34
Share Repurchase Program	(400)	(100)	—
Other Financing Activities	55	(6)	4

Net Cash (Used in)/Provided by Financing Activities — Continuing Operations	(299)	(99)	34
Net Cash Used in Financing Activities — Discontinued Operations	—	(10)	(34)

Net Cash Used in Financing Activities	(299)	(109)	—

Effect of Exchange Rate Changes on Cash — Continuing Operations	7	(33)	40
Effect of Exchange Rate Changes on Cash — Discontinued Operations	—	3	8

Net Effect of Exchange Rate Changes on Cash	7	(30)	48

Net Increase in Cash and Equivalents — Continuing Operations	150	278	388
Net Increase/(Decrease) in Cash and Equivalents — Discontinued Operations	1	(2)	(36)

Cash and Equivalents at June 30, attributable to Continuing Operations	$1,798	$1,648	$1,370

Cash and Equivalents at June 30, attributable to Discontinued Operations	$—	$(1)	$1

Supplemental Information:
Cash Payments for:
Interest	$73	$78	$78
Income Taxes	$192	$69	$122

See accompanying notes to consolidated financial statements

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview.    We were incorporated in Delaware on January 14, 2009 for the purpose of holding the clinical and medical products businesses of Cardinal Health, Inc. in anticipation of spinning off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009.

Unless the context otherwise requires, references in these notes to audited consolidated financial statements to “CareFusion Corporation”, “CareFusion”, “we”, “us”, “our”, “the company” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in these notes to audited consolidated financial statements to “Cardinal Health” or “parent” refers to Cardinal Health, Inc., an Ohio corporation, and its consolidated subsidiaries (other than CareFusion Corporation and its consolidated subsidiaries), unless the context otherwise requires.

Our Business.    We are a global medical technology company with proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. We offer comprehensive product lines in the areas of medication management, infection prevention, operating room effectiveness, respiratory care and surveillance and analytics. Our offerings include established brands used in hospitals throughout the United States and approximately 130 countries worldwide. Our primary product brands include: CareFusionTM, Alaris®, Guardrails®, Pyxis®, AVEA®, VELA®, LTV® Series, Jaeger®, SensorMedics®, ChloraPrep®, V. Mueller®, Snowden-Pencer®, SmartSite®, PyxisConnect®, Pyxis MedStation®, Pyxis SupplyStation®, Pyxis ProcedureStationTM, Pyxis EcoStationTM, MedMined®, EnVe®, MaxPlus®, MaxGuard®and AirLifeTM. Our primary customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices.

Principles of Consolidation and Basis of Presentation.    The consolidated financial statements reflect the consolidated operations of CareFusion Corporation and its subsidiaries. All significant intercompany transactions and accounts between our businesses have been eliminated. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition, or up to the date of disposal. Our fiscal year ends on June 30. We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

All references to “notes” mean the notes to the consolidated financial statements presented herein.

Reorganization of Segment Information.    Following our spinoff from Cardinal Health, we organized our business into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our business into two new global operating segments and reportable segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics products with the Respiratory Technologies business line within the Medical Systems segment. Our respiratory diagnostics products had previously been reported within the Procedural Solutions segment as “Other.” Financial information for all periods presented has been reclassified to reflect these changes to our operating and reportable segments.

The Medical Systems segment is organized around our medical equipment business lines. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories, as well as our respiratory diagnostics products. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”

The Procedural Solutions segment is organized around our disposable products business lines. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy.

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, fair value used in lease transactions, rebate accruals, inventory valuation, goodwill and intangible asset impairment, preliminary and final purchase accounting valuations including acquired in-process research and development costs (“IPR&D”), share-based compensation, income taxes, loss contingencies and restructuring charges. Actual amounts may differ from these estimated amounts.

Cash Equivalents.    We consider all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates fair value.

Receivables.    Trade receivables are primarily comprised of amounts owed to us through our operating activities and are presented net of an allowance for doubtful accounts and accrued rebates. Our allowance for doubtful accounts totaled $15 million at June 30, 2013 and 2012. An account is considered past due on the first day after its due date. We monitor past due accounts on an ongoing basis and establish appropriate reserves to cover probable losses. We write off any amounts deemed uncollectible against an established allowance for doubtful accounts.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We conduct our goodwill impairment testing at the reporting unit level which is comprised of our Medical Systems and Procedural Solutions operating segments, as the business lines comprising each of the operating segments service a common group of customers, offer complementary products, and share a common strategy.

In conducting the annual impairment test of our goodwill and indefinite-lived intangible assets, an optional qualitative assessment may be performed. If the results of this qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is not less than its carrying amount, then no further quantitative testing is required. Otherwise, the calculated fair value of a reporting unit or indefinite-lived intangible asset is compared to its carrying amount, including goodwill by performing the quantitative impairment test. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. There are no active or inactive markets for our reporting units or indefinite-lived intangible assets to derive approximate fair values, and accordingly, the valuation process is similar to the valuation of a closely-held company or acquired indefinite-lived intangible asset and considers valuation methods that are income-based and market-based. Our income-based approach is a discounted cash flow method which utilizes an estimated discount rate to the projected after-tax cash flows for the reporting unit or indefinite-lived intangible asset. Our market-based approach utilizes an estimated market-based multiple to the reporting units’ estimated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The results of the income-based and market-based approaches are equally weighted to arrive at the total estimated fair value for each reporting unit for the purposes of our annual goodwill impairment testing. Based on our annual impairment test as of the fourth quarter of the fiscal year, we did not record any goodwill or other indefinite-lived intangible asset impairments.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring and Acquisition Integration Charges.    Restructuring and acquisition integration charges are expensed as incurred. See note 5 for additional information.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equipment sales revenue consists of dispensing, respiratory, and infusion equipment. We recognize equipment sales revenue upon customer acceptance, which occurs after the transfer of title and risk of loss to the customer and the substantial completion of installation or training services. When related training services are considered inconsequential, delivery is deemed to occur upon the transfer of title and risk of loss, at which time revenue and the costs associated with installation and training are recognized.

Equipment lease revenue consists primarily of dispensing equipment, and transactions are evaluated and classified as either operating leases or sales-type leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 840, Leases (“ASC 840”).

We estimate the fair value of a leased product based upon transacted cash sales prices of the same or similar products to similar classes of customers during the preceding twelve month period to determine the normal selling price of the product under ASC 840. Because our products are sold at a wide range of cash selling prices, we stratify our transacted cash selling prices based on product configuration and customer class, which we then use to calculate a weighted average selling price for each product subject to a sales-type lease transaction. This single point estimate represents the normal selling price under ASC 840. Based on this fair value estimate, we determine the implicit interest rate for each leased product, which is the rate that causes the fair value of the product to equal the present value of the minimum lease payments and the present value of the product’s residual value. The interest rate implicit to the lease is then used to determine the amount of revenue recognized at the inception of the lease and the revenue recognized over the life of the lease.

We recognize products sold under sales-type leases as revenue upon the completion of installation activities in the amount of the present value of the minimum lease payments.

In addition, the financing component of sales-type leases is recorded as revenue over the lease terms. We recognize products sold under operating leases at the contracted price evenly over the rental period as identified within the customer agreement.

Shipping and Handling.    Shipping and handling costs are included in cost of products sold in the consolidated statements of income. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling revenue received, which is included in the consolidated statements of income in “Revenue”, was immaterial for all periods presented.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uncertainties and other factors when estimating the fair value. Costs are not assigned to IPR&D unless future development is probable. IPR&D obtained through a business combination is recorded as an intangible asset with an indefinite life and is subject to periodic impairment review, with impairments, if any, expensed to our consolidated statement of income.

Translation of Foreign Currencies.    The financial statements of our entities outside the United States generally are measured using their local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign entities into United States dollars are accumulated in other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses, which are calculated by utilizing weighted average exchange rates for the period, are included in the consolidated statements of income in “Interest Expense and Other, Net”. For the fiscal years ended June 30, 2013, 2012, and 2011, Interest Expense and Other, Net includes remeasurement gain/(loss) of $(2) million, $(6) million, and $6 million, respectively.

Foreign Currency Risk Management.    We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into forward interest rate swap contracts to manage variability of expected future cash flows associated with future debt issuances from changing interest rates. These derivative instruments are designated and qualify as cash flow hedges.

We also enter into foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. These contracts are treated as non-designated fair value hedges. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in “Interest Expense and Other, Net” in our consolidated statements of income. The remeasurement adjustment is offset by the foreign currency forward contract settlements which are also classified in “Interest Expense and Other, Net” in our consolidated statements of income.

Our cash flow derivative instruments are adjusted to current market values each period and qualify for hedge accounting. Periodic gains and losses of derivative instruments designated as cash flow hedges are deferred in accumulated other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in net income as an adjustment to the carrying amounts of underlying transactions in the period in which these transactions are recognized. For those contracts designated as fair value hedges, resulting gains or losses are recognized in earnings offsetting the exposure of underlying transactions. Carrying values of all derivative instruments are included in other assets or liabilities.

CareFusion’s policy requires that derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative instrument. Hedge effectiveness is assessed periodically. Any derivative instrument not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net income immediately. If a cash flow hedge ceases to qualify for hedge accounting treatment or is terminated, the derivative instrument would continue to be carried on the balance sheet at fair value until settled and future adjustments to the derivative instrument’s fair value would be recognized in earnings immediately. If a forecasted transaction was no longer probable to occur, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings. See note 14 for additional information.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements (Adopted during fiscal year 2013)

ASU 2011-05 & ASU 2011-12.    In June 2011, the FASB issued ASU 2011-05 — Presentation of Comprehensive Income (“ASU 2011-05”), and in December 2011 issued ASU 2011-12 — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-05 amends existing guidance around comprehensive income and aligns Other Comprehensive Income (“OCI”) disclosure requirements between GAAP and International Financial Reporting Standards. Previously, components of OCI could be presented as part of the statement of changes in stockholders’ equity; ASU 2011-05 requires entities to report these in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used in existing GAAP, and the second statement would include components of OCI. ASU 2011-05 does not change the items that must be reported within OCI. ASU 2011-12 indefinitely defers portions of the new presentation requirements of ASU 2011-05 around reclassifications of items out of accumulated OCI. During the deferral period, entities will still need to comply with the existing requirements of GAAP for the presentation of reclassification adjustments. We adopted the provisions of ASU 2011-05 and ASU 2011-12 during the quarter ended September 30, 2012. The adoptions of ASU 2011-05 and ASU 2011-12 had no material impact on our financial condition, results of operations or cash flows.

ASU 2012-02.    In July 2012, the FASB issued ASU 2012-02 — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). For entities testing indefinite-lived intangible assets for impairment, ASU 2012-02 allows the option of performing a qualitative assessment in lieu of an annual fair value calculation if the risk of impairment is determined not to be more likely than not. We early adopted the amendment provisions of ASU 2012-02 prospectively on April 1, 2013; the adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

NOTE 2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Nicolet Business

During the quarter ended March 31, 2012, we committed to a plan to sell our Nicolet neurodiagnostic and monitoring products business, resulting in held for sale classification of the underlying assets. As a result, the assets of the Nicolet business were written down to fair value less costs to sell. In April 2012, we entered into a definitive agreement to sell the Nicolet business for approximately $58 million in cash, subject to post-closing adjustments related to working capital. As a result, we recorded a pre-tax impairment charge of approximately $78 million in fiscal year 2012. On July 1, 2012 we completed the sale of the Nicolet business, resulting in an additional $4 million loss recorded in discontinued operations, primarily related to the tax impact from the sale. The Nicolet business was historically part of our Procedural Solutions segment. Our decision to sell the Nicolet business is part of our continuing strategy of assessing our portfolio of products with a view of divesting product lines that do not align with our objectives.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summarized selected financial information for the Nicolet business and the ISP business for the fiscal years ended June 30, 2012 and 2011, is as follows:

	Fiscal Year Ended June 30,
(in millions)	2012	2011
Revenue	$95	$422
Operating Loss	(78)	(38)
Loss Before Income Tax	(78)	(44)
Provision (Benefit) for Income Tax	(10)	6
Loss from Discontinued Operations, Net of Tax	(68)	(50)

All discontinued operations businesses presented were previously included in the Procedural Solutions segment. There were no discontinued operations for fiscal year 2013.

The assets and liabilities of discontinued operations are stated separately as of June 30, 2012 in the condensed consolidated balance sheets and are comprised of the following items:

(in millions)	June 30, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$(1)
Trade Receivables, Net	12
Inventories, Net	19
Prepaid Expenses and Other	1
Other Current Assets	42

Current Assets of Discontinued Operations	73

Property and Equipment, Net	—
Goodwill	—
Intangible Assets	—
Other Assets	—

Total Assets of Discontinued Operations	$73

LIABILITIES
Current Liabilities:
Accounts Payable	$3
Other Accrued Liabilities	10
Other Current Liabilities	6

Current Liabilities of Discontinued Operations	19

Total Liabilities of Discontinued Operations	$19

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OnSite Services Business

During the quarter ended March 31, 2011, we entered into a definitive agreement to sell the OnSite Services instrument management and repair business which met the criteria for classification as assets held for sale. The transaction closed on March 28, 2011, and a pre-tax gain related to the disposition of approximately $15 million was recorded in the quarter ended March 31, 2011. The results of this business are reported within earnings from continuing operations in the consolidated statements of income for periods up to the closing date, as its impact to the consolidated financial statements was not material.

NOTE 3. ACQUISITIONS

Fiscal Year 2013.    On November 14, 2012, we completed the acquisition of Intermed Equipamento Medico Hospitalar Ltda (“Intermed”), a privately held, leading respiratory technologies company based in Sao Paulo, Brazil. We funded the acquisition with existing cash and funds generated from operations. The acquisition of Intermed was not material to our consolidated financial statements.

Fiscal Year 2012.    On June 1, 2012, we completed the acquisition of UK Medical Holdings Ltd. (“UKMH”), a leading distributor of specialized medical products to the National Health Service and private healthcare sector in the United Kingdom. The acquisition of UKMH was not material to our consolidated financial statements.

On April 2, 2012, we completed the acquisition of PHACTS, LLC (“PHACTS”), a technology and consulting company that helps hospital pharmacies better manage inventory, reduce pharmaceutical costs, and streamline operations. The acquisition of PHACTS was not material to our consolidated financial statements.

On August 1, 2011, we completed the acquisition of Rowa Automatisierungssysteme GmbH (“Rowa”), a German based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies. The purchase price of the acquisition, which was paid in cash, was approximately $150 million. The valuation of acquired assets and liabilities resulted in the recognition of goodwill of approximately $84 million, of which approximately $11 million is expected to be deductible for tax purposes; identifiable intangible assets of $81 million; deferred tax liabilities of $23 million; and the remaining amount associated with net assets acquired. Various factors contributed to the establishment of goodwill, including market penetration, an expanded global footprint, and the portfolio of future products under development. The consolidated financial statements include the results of operations from this business combination from the date of acquisition, which is included in our Medical Systems segment. Had the transaction occurred at the beginning of fiscal year 2012, consolidated results of operations would not have differed materially from reported results.

Fiscal Year 2011.    During fiscal year 2011, we completed the acquisition of Vesta Medical, LLC (“Vestara”), a developer of technology solutions that enable the safe, efficient disposal and tracking of environmentally sensitive pharmaceutical waste. The acquisition of Vestara was not material to our consolidated financial statements.

NOTE 4. EARNINGS PER SHARE

For the fiscal years ended June 30, 2013, 2012 and 2011, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of basic and diluted earnings per share for the fiscal years ended June 30, 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
(shares in millions)	2013	2012	2011
Denominator for Basic Earnings per Share	221.2	223.7	222.8
Effect of Dilutive Securities:
Stock Options	1.6	0.9	0.9
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.2	1.4	1.4

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	224.0	226.0	225.1

The table below provides a summary of the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the fiscal years ended June 30, 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
(shares in millions)	2013	2012	2011
Number of Securities	5.1	9.2	8.8
Weighted Average Exercise Price	$31.27	$30.31	$31.79

Basic and diluted per share amounts are computed independently in the consolidated statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. This share repurchase program was completed in June 2013. Under this program, we repurchased a total of 11.4 million shares of our common stock for an aggregate of $400 million (excluding commissions and fees) during the fiscal year ended June 30, 2013 and a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees) as of June 30, 2013. In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. We expect to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.

NOTE 5. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES

Restructuring and acquisition integration charges are expensed as incurred.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of restructuring and acquisition integration charges for the fiscal years ended June 30, 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
Restructuring Charges	$17	$33	$60
Acquisition Integration Charges	1	—	4

Total Restructuring and Acquisition Integration Charges	$18	$33	$64

Restructuring Charges

In fiscal year 2011, we initiated a global restructuring program (the “2011 Plan”), which was initially expected to result in a reduction of approximately 700 positions. The 2011 Plan resulted in a reduction of approximately 850 positions in fiscal year 2011. Restructuring costs associated with the 2011 Plan of approximately $50 million were recorded to the “Restructuring and Acquisition Integration Charges” line within our consolidated statements of income as they were incurred. Substantially all of the costs associated with the 2011 Plan were incurred as of June 30, 2011. The final restructuring costs associated with the 2011 Plan were $54 million and were incurred as of June 30, 2012.

In addition to the restructuring programs discussed above, we periodically incur costs to implement restructuring efforts for specific operations, which are recorded within our consolidated statements of income as they are incurred.

The restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

As discussed in note 1, in order to better align our operating and reportable segments with our updated business profile, commencing with the quarter ended September 30, 2011, we re-segmented our businesses into two new segments: Medical Systems and Procedural Solutions. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics products with the Respiratory Technologies business line within the Medical Systems segment. Our respiratory diagnostics products had previously been reported within the Procedural Solutions segment as “Other.”

The following table segregates our restructuring charges into our reportable segments and, along with the following paragraphs, provides additional detail regarding the types of restructuring charges incurred by us for the fiscal years ended June 30, 2013, 2012 and 2011, net of reclassification adjustments to conform to the current period presentation:

	Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
Medical Systems
Employee-Related Costs	$12	$14	$33
Facility Exit and Other Costs	—	4	1

Total Medical Systems	12	18	34
Procedural Solutions
Employee-Related Costs	$3	$13	$18
Facility Exit and Other Costs	2	2	8

Total Procedural Solutions	5	15	26

Total Restructuring Charges	$17	$33	$60

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring Accrual Rollforward.    The following table summarizes activity related to liabilities associated with our restructuring charges as of June 30, 2013, 2012 and 2011, which are included within “Other Accrued Liabilities” in the consolidated balance sheets:

(in millions)	2011 Plan[2]	Other Restructuring Plans	Total Restructuring Plans
Accrued at June 30, 2010	$—	$8	$8
Accrued Costs	46	14	60
Cash Payments	(39)	(17)	(56)

Accrued at June 30, 2011	$7	$5	$12

Accrued Costs	2	25	27
Cash Payments	(9)	(20)	(29)

Accrued at June 30, 2012	$—	$10	$10

Accrued Costs	—	17	17
Cash Payments	—	(20)	(20)

Accrued at June 30, 2013	$—	$7	$7

Total Final Costs Expensed[1]	$54

[1]	Total costs expensed to date and total program costs are not provided separately for other restructuring programs based on the short duration and smaller size of these programs.
[2]

The costs associated with the 2011 Plan primarily consist of severance and outplacement services and associated payroll costs accrued upon either communication of terms to employees or over the required service period, excluding impairment charges of $6 million.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during fiscal year 2011 were primarily the result of the acquisition of Medegen in May 2010. The acquisition integration charges incurred during fiscal year 2013 were the result of the acquisition of Intermed in November 2012.

Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when they occur.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. LEASES

Sales-Type Leases.    Our sales-type leases have predominantly five year terms. Lease receivables are generally collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows as of June 30, 2013 and 2012:

	June 30,
(in millions)	2013	2012
Future Minimum Lease Payments Receivable	$1,503	$1,539
Unguaranteed Residual Values	29	28
Unearned Income	(173)	(205)
Allowance for Uncollectible Minimum Lease Payments Receivable	(7)	(10)

Net Investment in Sales-Type Leases	1,352	1,352
Less: Current Portion	351	374

Net Investment in Sales-Type Leases, Less Current Portion	$1,001	$978

Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Minimum Lease Payments	$474	$433	$322	$199	$72	$3	$1,503

Operating Leases.    Products under operating leases, included in the consolidated balance sheet, consisted of the following at June 30, 2013 and 2012:

	June 30,
(in millions)	2013	2012
Products	$94	$86
Allowance for Depreciation	(60)	(48)

	$34	$38

Future minimum lease payments to be received pursuant to operating leases during the next five fiscal years and thereafter are as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Future Lease Payments	$36	$25	$20	$9	$5	$1	$96

NOTE 7. INVENTORIES

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

	June 30,
(in millions)	2013	2012
Raw Materials	$141	$145
Work-in-Process	23	20
Finished Goods	264	263

	428	428
Reserve for Excess and Obsolete Inventories	(44)	(38)

Inventories, Net	$384	$390

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The change in the allowance for credit losses on financing receivables for the years ended June 30, 2013 and 2012, consisted of the following:

(in millions)
Balance of allowance for credit losses — June 30, 2011	$9
Charge-offs	(2)
Recoveries	1
Provisions	2

Balance of allowance for credit losses — June 30, 2012	$10

Charge-offs	(2)
Recoveries	—
Provisions	(1)

Balance of allowance for credit losses — June 30, 2013	$7

The following table summarizes the credit losses and recorded investment in sales-type leases as of June 30, 2013:

(in millions)
Allowance for credit losses:
Ending Balance at June 30, 2013	$7

Ending Balance: individually evaluated for impairment	$1

Ending Balance: collectively evaluated for impairment	$6

Net Investment in Sales-Type Leases:
Ending Balance at June 30, 2013	$1,352

Ending Balance: individually evaluated for impairment	$1

Ending Balance: collectively evaluated for impairment	$1,351

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,
(in millions)	2013	2012
Land, Buildings and Improvements	$190	$175
Machinery and Equipment	858	804
Furniture and Fixtures	23	21

	1,071	1,000
Accumulated Depreciation	(662)	(569)

Property and Equipment, Net	$409	$431

Depreciation expense was $109 million, $109 million and $106 million for fiscal year 2013, 2012 and 2011, respectively. We expense repairs and maintenance expenditures as incurred.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, net of adjustments for discontinued operations:

(in millions)	Total
Balance at June 30, 2011	$2,933
Goodwill Acquired, Net of Purchase Price Adjustments	116
Foreign Currency Translation Adjustments	(10)

Balance at June 30, 2012	3,039
Goodwill Acquired, Net of Purchase Price Adjustments	41
Foreign Currency Translation Adjustments	1

Balance at June 30, 2013	$3,081

As of June 30, 2013, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,103 million and $978 million, respectively. The amount set forth above for goodwill acquired reflects the acquisition of Intermed, which we completed on November 14, 2012.

As of June 30, 2012, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,066 million and $973 million, respectively. The amount set forth above for goodwill acquired in fiscal year 2012 reflects the acquisition of Rowa, which we completed on August 1, 2011, the acquisition of PHACTS, which we completed on April 2, 2012, and the acquisition of UK Medical, which we completed on June 1, 2012.

As discussed in note 1 to the consolidated financial statements, during the quarter ended September 30, 2012, we combined our respiratory diagnostics products with our Respiratory Technologies business line, which is included in the Medical Systems segment. As a result, goodwill was reassigned to the Medical Systems and Procedural Solutions operating segments using the relative fair value allocation and is reflected retrospectively.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from 3 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2013
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	88	47	41
Developed Technology	9	368	200	168
Customer Relationships	16	480	275	205
Other	7	61	34	27

Total Amortized Intangibles	12	997	556	441

Total Intangibles		$1,349	$556	$793

June 30, 2012[1]
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307

Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	86	41	45
Developed Technology	9	353	154	199
Customer Relationships	16	478	253	225
Other	8	41	31	10

Total Amortized Intangibles	12	958	479	479

Total Intangibles		$1,310	$479	$831

[1]	Amounts have been adjusted for discontinued operations. See note 2 to the consolidated financial statements.

Amortization expense for the three years ended June 30, 2013, 2012 and 2011 is as follows, net of adjustments for discontinued operations:

	Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
Amortization Expense	$75	$89	$80

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2014	2015	2016	2017	2018
Amortization Expense	$74	$61	$59	$54	$44

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

Borrowings consisted of the following:

(in millions)	June 30, 2013	June 30, 2012
Senior Notes due 2012, 4.125%, Effective Rate 4.52%	$—	$250
Senior Notes due 2014, 5.125% Less Unamortized Discount of $1.8 million at June 30, 2013, Effective Rate 5.49%	448	448
Senior Notes due 2019, 6.375% Less Unamortized Discount of $11.0 million at June 30, 2013, Effective Rate 6.69%	689	691
Senior Notes due 2023, 3.300% Less Unamortized Discount of $2.2 million at June 30, 2013, Effective Rate 3.39%	298	—
Euro Denominated Debt, Interest Averaging 3.53% at June 30, 2013, Due in Varying Installments through 2020	11	12
Other Obligations; Interest Averaging 12.43% at June 30, 2013 and 8.54% at June 30, 2012, Due in Varying Installments through 2014	—	1

Total Borrowings	1,446	1,402
Less: Current Portion	2	251

Long-Term Portion	$1,444	$1,151

Senior Unsecured Notes.    In July 2009, we sold $1.4 billion aggregate principal amount of senior unsecured notes and received net proceeds of $1.374 billion (the “July 2009 Notes”). In August 2012, we used $250 million in cash to repay upon maturity the $250 million aggregate principal amount of the 4.125% senior notes due 2012. In March 2013, we issued $300 million aggregate principal amount of senior unsecured notes and received net proceeds of approximately $298 million (the “March 2013 Notes”). The senior notes are unsecured obligations and the discount on sale of the senior notes is amortized to interest expense utilizing the effective interest rate method.

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

In connection with the issuance of the July 2009 Notes, we entered into a registration rights agreement with the initial purchasers of the notes pursuant to which we agreed to file a registration statement with the SEC to conduct an exchange offer for the notes. In accordance with the registration rights agreement, we filed a Form S-4 with the SEC and conducted an exchange offer for the July 2009 Notes, which we completed on February 4, 2010. The purpose of the exchange offer was to allow the holders of the July 2009 Notes, which were issued in a private placement transaction and were subject to transfer restrictions, to exchange their notes for new notes that did not have these restrictions and are registered under the Securities Act. All of the outstanding July 2009 Notes were exchanged in the exchange offer. In connection with the issuance of the March 2013 Notes, we entered into a registration rights agreement with the initial purchasers of the notes pursuant to which we agreed to file a registration statement with the SEC to conduct an exchange offer for the notes. Under this registration rights agreement, we have until March 11, 2014 to file a registration statement with the SEC for the March 2013 Notes.

Euro Denominated Debt.    In connection with our acquisition of Rowa on August 1, 2011, we assumed a 9 million Euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These loans are subject to certain customary covenants and payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. The aggregate outstanding balance on these loans was $11 million and $12 million at June 30, 2013 and June 30, 2012, respectively.

Revolving Credit Facility.    In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million. Effective as of December 10, 2012, we increased the aggregate commitments available under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility. At both June 30, 2013 and June 30, 2012, we had no amounts outstanding under the credit facility.

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

The credit facility contains several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, dispositions, and transactions with affiliates. In addition, the credit facility contains financial covenants requiring us to maintain a consolidated leverage ratio of no more than 3.50:1.00 as of the end of any period of four fiscal quarters, and a consolidated interest coverage ratio of at least 3.50:1.00 as of the end of any period of the most recent four fiscal quarters. The credit facility is subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control.

We were in compliance with all of the revolving credit facility covenants at June 30, 2013.

Other Borrowings.    We maintain other borrowings that consist primarily of additional notes, loans and capital leases, which were not material at June 30, 2013. These additional notes, loans and capital leases totaled $1 million at June 30, 2012. Obligations related to capital leases are secured by the underlying assets.

Letters of Credit and Bank Guarantees.    At June 30, 2013 and June 30, 2012, we had $24 million and $21 million, respectively, of letters of credit and bank guarantees outstanding.

Future Payments.    As of June 30, 2013, maturities of long-term obligations for the next five fiscal years and thereafter are as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Maturities of Long-Term Obligations	$2	$450	$2	$1	$1	$990	$1,446

NOTE 12. INCOME TAXES

Income before income taxes is as follows for fiscal years ended June 30, 2013, 2012 and 2011:

	For Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
United States Operations	$281	$183	$169
Non-United States Operations[1]	262	304	256

Total	$543	$487	$425

[1]	Substantially all income from foreign operations was earned by a Switzerland subsidiary.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision for Income Taxes.    The provision (benefit) for taxes consists of the following for the fiscal years ended June 30, 2013, 2012 and 2011:

	For Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
Current:
Federal	$129	$80	$53
State and Local	13	6	6
Non-United States	20	27	9

Total	162	113	68
Deferred:
Federal	(2)	10	61
State and Local	1	4	(5)
Non-United States	(7)	(1)	2

Total	(8)	13	58

Total Provision	$154	$126	$126

A reconciliation of the provision for taxes based on the federal statutory income tax rate to our effective income tax rate is as follows for fiscal years ended June 30, 2013, 2012 and 2011:

	For Fiscal Year Ended June 30,
	2013	2012	2011
Provision at Federal Statutory Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, net of Federal Benefit	1.6	1.3	2.2
Foreign Rate Variance	(14.6)	(16.2)	(17.0)
U.S. Tax Impact on Foreign Earnings	5.8	5.9	8.0
Nondeductible/Nontaxable Items	(1.0)	(0.7)	0.2
Deferred State Tax Rate Adjustment	—	—	(0.8)
Other	1.5	0.6	2.3

Effective Income Tax Rate	28.3%	25.9%	29.9%

In the third quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal research and development tax credit, retroactive to January 1, 2012. As a result, during the six months ended June 30, 2013, we recognized total tax benefits of $5.2 million, of which $1.6 million related to fiscal 2012 research and development expenses.

As of June 30, 2013 we had an estimated $2.1 billion of undistributed earnings from non-United States subsidiaries that are intended to be indefinitely reinvested in non-United States operations. As these earnings are considered indefinitely reinvested, no incremental United States tax has been provided for these earnings. It is not practicable to estimate the amount of United States tax that might be payable if such earnings were remitted.

Our operations in Switzerland benefit from certain tax rulings, and to a lesser extent, certain tax incentives. Our Switzerland subsidiary qualifies for one of the federal tax regimes in Switzerland as a principal company as well as a special mixed company cantonal/communal tax regime, both of which have no expiration date. To a lesser extent, our Switzerland subsidiary also qualifies for certain federal and cantonal/communal tax holidays that are

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

set to expire in 2015. The impact of the tax holiday decreased income taxes by approximately $7 million, $7 million, and $3 million for fiscal years 2013, 2012, and 2011, respectively. The benefit of the tax holiday on diluted earnings per share was approximately $0.03, $0.03, and $0.02 for fiscal years 2013, 2012, and 2011, respectively.

Deferred Tax Assets and Liabilities.    Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of June 30, 2013 and 2012 are as follows:

	June 30,
(in millions)	2013	2012
Deferred Income Tax Assets:
Receivable Basis Difference	$6	$7
Accrued Liabilities	60	72
Equity Compensation	40	41
Loss and Credit Carryforwards	15	10
Property-Related	39	43
Inventory Basis Differences	28	19
Interest	47	46
Other	26	26

Total Deferred Income Tax Assets	261	264
Valuation Allowance for Deferred Income Tax Assets	—	(1)

Net Deferred Income Tax Assets	261	263

Deferred Income Tax Liabilities:
Goodwill and Other Intangibles	(288)	(321)
Revenue on Lease Contracts	(499)	(502)
Other	(29)	(1)

Total Deferred Income Tax Liabilities	(816)	(824)

Net Deferred Income Tax Liabilities	$(555)	$(561)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at June 30, 2013 and 2012:

	June 30,
(in millions)	2013	2012
Current Deferred Tax Asset[1]	$77	$81
Non Current Deferred Tax Asset[2]	8	4
Current Deferred Tax Liability[3]	(2)	(2)
Non Current Deferred Tax Liability[4]	(638)	(644)

Net Deferred Tax Liability	$(555)	$(561)

[1]	Included in “Other Current Assets”
[2]	Included in “Other Assets”
[3]	Included in “Other Accrued Liabilities”
[4]	Included in “Deferred Income Taxes”

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 2013, we determined the deferred tax liabilities related to intangibles and goodwill from acquisition accounting were overstated by $20 million. The overstatement relates back to the amounts recorded at the time of the separation from Cardinal Health. The adjustment was deemed to be immaterial to our consolidated balance sheet and resulted in a decrease to the deferred tax liabilities and an increase to additional paid-in capital by $20 million during the quarter ended June 30, 2013. There was no impact of the adjustment to the statements of income, comprehensive income and cash flows for the year ended June 30, 2013.

At June 30, 2013, we had gross state and international loss and credit carryforwards of $75 million and $27 million, respectively, the tax effect of which is an aggregate deferred tax asset of $15 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period.

Unrecognized Tax Benefits.    We had $265 million and $301 million of unrecognized tax benefits at June 30, 2013 and June 30, 2012, respectively. Substantially all of the unrecognized tax benefits as of June 30,2013, if recognized, would affect our effective tax rate.

A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2013, and 2012 is as follows:

	For Fiscal Year Ended June 30,
(in millions)	2013	2012
Balance at July 1	$301	$289
Additions for Tax Positions of the Current Year	15	8
Additions for Tax Positions of Prior Years	16	8
Reductions for Tax Positions of Prior Years	(9)	(1)
Expiration of the Statute of Limitations	(4)	(3)
Settlements with Tax Authorities	(54)	—

Balance at June 30	$265	$301

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2013 and 2012, we had $102 million and $126 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the consolidated balance sheets. For the year ended June 30, 2013, we recognized $19 million of interest and penalties in the consolidated statements of income.

Our material tax jurisdiction is the United States. With a few minor exceptions, we are no longer subject to income tax examinations by United States Federal and State income tax authorities for fiscal years prior to 2003.

During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal years 2003 through 2005 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries, which we have appealed. The amount of additional tax proposed by the IRS in these notices totals $462 million, excluding penalties and interest. During the quarter ended June 30, 2013, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle the matters related to the transfer of intellectual property among our subsidiaries. As part of the settlement, we agreed to pay $80 million ($69 million net of tax) which includes $26 million of interest. This closing agreement resolves $450 million of the original $462 million of additional tax proposed by the IRS related to fiscal years 2003 through 2005. We expect to resolve the remaining matters within the next twelve months.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, during the quarter ended December 31, 2010, we received an IRS Revenue Agent’s Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. We are currently before the IRS Appeals office for fiscal years 2003 through 2007, and continue to engage in substantive discussions related to these fiscal years.

During the quarter ended September 30, 2011, the IRS commenced the tax audit for the fiscal years 2008 and 2009 and the short period July 1, 2009 through August 31, 2009 as part of Cardinal Health’s tax audit of its federal consolidated returns for fiscal years 2008 through 2010. During the quarter ended December 31, 2011, the IRS commenced the tax audit for the short period September 1, 2009 through June 30, 2010. Furthermore, during the quarter ended June 30, 2013, the IRS commenced the tax audit for fiscal year 2011. We have not received any Notices of Proposed Adjustment for these audit periods to date.

It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, other activity, or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate. The majority of this possible change relates to issues involving transfer pricing and the transfer of intellectual property among our subsidiaries. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, we believe that the total amount of unrecognized tax benefits may decrease by up to $24 million including up to $14 million which, if recognized upon audit settlement, statute expiration, or other activity would affect the 2014 effective tax rate.

We believe that we have provided adequate contingent tax reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action,

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investigation or proceeding could reasonably have a material effect on our business and financial condition will depend on a number of variables, including: the timing and amount of such losses; the structure and type and significance of any remedies; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

Administrative Subpoenas.    In April 2011, we received a federal administrative subpoena from the U.S. Department of Justice (“Department of Justice”) through the U.S. Attorney for the District of Kansas. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. In August 2012, we received another federal subpoena from the Department of Justice containing additional information requests. All three subpoenas request documents and other materials that relate primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. In April 2013, we announced an agreement in principle pursuant to which we expect to pay the government approximately $41 million to resolve the government’s allegations. In connection with these matters, we also entered into a non-prosecution agreement and will continue to cooperate with the government. The agreement in principle remains subject to several conditions, including the completion and execution of a formal settlement agreement and other required documentation. There can be no assurance that we will complete the required documentation or finalize the settlement of the proposed terms or at all. During the year ended June 30, 2013, we recorded a charge to establish a reserve for the amount of the expected payment. The amount and timing of the payment are subject to the final terms of the settlement agreement. We are unable to determine when we will enter into the formal settlement agreement, if at all, when these matters will be finally resolved, whether any additional areas of inquiry will be opened, or the final outcome of these matters. Other than the amount of the expected payment, we cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial condition, results of operations, or cash flows.

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of June 30, 2013, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves associated with compliance with the amended consent decree.

Other Matters.    In addition to the matters described above, we also become involved in other litigation and regulatory matters incidental to our business, including, but not limited to, product liability claims, employment matters, commercial disputes, intellectual property matters, inclusion as a potentially responsible party for environmental clean-up costs, and litigation in connection with acquisitions and divestitures. We intend to defend ourselves in any such matters and do not currently believe that the outcome of any such matters will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Commitments.    The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2013, are as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Minimum Rental Payments	$35	$29	$23	$20	$7	$20	$134

Rental expense relating to operating leases was approximately $55 million, $54 million and $52 million in fiscal years 2013, 2012 and 2011, respectively. Sublease rental income was not material for any period presented.

NOTE 14. FINANCIAL INSTRUMENTS

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of June 30, 2013 and June 30, 2012:

(in millions)	June 30, 2013	June 30, 2012
Assets:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[1]	$—	$2
Forward Interest Rate Swap Agreements[2]	34	—

Total Assets	$34	$2

Liabilities:
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts[3]	$—	$3
Forward Interest Rate Swap Agreements[4]	—	17

Total Liabilities	$—	$20

[1]	All foreign currency forward contracts classified as derivative assets are recorded as “Other Current Assets” in the consolidated balance sheets.
[2]	All forward interest rate swap agreements classified as derivative assets are recorded as “Other Current Assets” or “Other Assets” in the consolidated balance sheets.
[3]	All foreign currency forward contracts classified as derivative liabilities are recorded as “Other Accrued Liabilities” in the consolidated balance sheets.
[4]	All forward interest rate swap agreements classified as derivative liabilities are recorded as “Other Liabilities” in the consolidated balance sheets.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on market prices for the same or similar instruments, as of June 30, 2013 and June 30, 2012:

	June 30, 2013		June 30, 2012
(in millions)	Notional Amount	Fair Value Gain	Notional Amount	Fair Value Loss
Foreign Currency Forward Contracts	$71	$—	$106	$(1)
Interest Rate Swap Agreements	450	34	750	(17)

Total	$521	$34	$856	$(18)

Cash Flow Hedges.    We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts to manage variability of expected future cash flows from changing interest rates. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain (loss) on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of foreign currency forward contract cash flow hedges is included in the consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No foreign currency forward contracts were outstanding at June 30, 2013. At June 30, 2012, we held foreign currency forward contracts to hedge probable, but not firmly committed, revenue, inventory purchases and expenses. At June 30, 2013 and June 30, 2012, we also held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with our debt.

The following table shows the notional amount of the outstanding cash flow hedges as of June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$—	$47
Interest Rate Swap Agreements	450	750

Total	$450	$797

During the year ended June 30, 2012, we entered into forward interest rate swap agreements with the aggregate notional amount totaling $750 million. During the year ended June 30, 2013, the forward interest swap agreement with an aggregate notional amount totaling $300 million expired. These agreements hedge the variability in future interest rates due to changes in the benchmark interest rate.

Credit risk of these contracts was not material as of June 30, 2013 and June 30, 2012. The unrealized net gain included in AOCI on the consolidated balance sheet was $34 million at June 30, 2013, and the unrealized net loss was $18 million at June 30, 2012. The amounts reclassified from AOCI to the consolidated statements of income for the fiscal years ended June 30, 2013 and 2012 were not material. The amount of ineffectiveness associated with these derivative instruments was not material.

Fair Value (Non-Designated) Hedges.    We enter into foreign currency forward contracts to manage foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain (loss) recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in the consolidated statements of income in “Interest Expense and Other, Net”. The maximum period of time that we hedge exposure for foreign currency fair value hedges is 31 days.

The following table summarizes the notional amount of the fair value hedges outstanding as of June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$71	$59

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gain (loss) recognized in earnings for fair value hedges for the fiscal years 2013, 2012 and 2011:

	For Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
Foreign Currency Forward Contracts	$1	$(1)	$(9)

NOTE 15. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis.    The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2013:

(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,552	$1,552	$—	$—
Other Investments	19	19	—	—
Assets-Foreign Currency Forward Contracts	—	—	—	—
Assets-Interest Rate Swap Agreements	34	—	34	—

Total Financial Assets	$1,605	$1,571	$34	$—

Financial Liabilities:
Liabilities-Foreign Currency Forward Contracts	$—	$—	$—	$—

Total Financial Liabilities	$—	$—	$—	$—

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments were valued based on quoted market prices for identical instruments. Assets classified as Level 2 relate to foreign currency forward contracts and interest rate swap agreements, while liabilities classified as Level 2 relate to foreign currency forward contracts. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments. See note 14 to the consolidated financial statements. The amount of Level 3 assets and liabilities measured on a recurring basis at June 30, 2013 was immaterial.

Other Instruments.    The estimated fair value of our long-term obligations and other short-term borrowings was $1,572 million and $1,577 million as of June 30, 2013 and June 30, 2012, respectively, as compared to the net carrying amounts of $1,446 million and $1,402 million at June 30, 2013 and June 30, 2012, respectively. The fair value of our senior notes at June 30, 2013 and June 30, 2012 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at June 30, 2013 and June 30, 2012, was based on the quoted market prices for either the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at June 30, 2013, was determined using a discounted cash flow analysis, which approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 11 for further information.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SEGMENT INFORMATION

As discussed in note 1, in order to better align our operating and reportable segments with the manner in which we organize our business, commencing in the quarter ended September 30, 2011, we re-segmented our business into two new segments: Medical Systems and Procedural Solutions. Additionally, during the quarter ended September 30, 2012, we reclassified our respiratory diagnostics products from the Procedural Solutions segment into the Medical Systems segment within the Respiratory Technologies business line. Our operations are principally managed on a products and services basis, and the Medical Systems and Procedural Solutions segments focus primarily on our medical equipment business lines and disposable products business lines, respectively. Financial information for all periods presented have been reclassified to reflect these changes to our operating and reportable segments.

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

Medical Systems.    The Medical Systems segment is organized around our medical equipment business lines. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilators and dedicated disposable ventilator circuits and accessories, as well as our respiratory diagnostics products. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”

Procedural Solutions.    The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments business lines. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable IV infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used in respiratory therapy.

We evaluate the performance of our operating segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, SG&A expenses, research and development expenses and restructuring and acquisition integration charges. With the exception of testing for goodwill impairment, we do not identify or allocate assets by operating segment; accordingly, certain segment related disclosures with respect to assets have been omitted. See note 10.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our reportable segments for the fiscal years ended June 30, 2013, 2012 and 2011, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions[3]	Total
Fiscal Year 2013:
External Revenues	$2,329	$1,221	$3,550
Depreciation and Amortization	131	53	184
Segment Profit[1]	471	189	660
Fiscal Year 2012:
External Revenues	$2,439	$1,159	$3,598
Depreciation and Amortization	145	53	198
Segment Profit	439	135	574
Fiscal Year 2011:
External Revenues	$2,214	$1,226	$3,440
Depreciation and Amortization	129	57	186
Segment Profit [2]	367	124	491

[1]

During the fiscal year ended June 30, 2013, we recorded a $41 million charge to establish a reserve in connection with the agreement in principle to resolve the previously disclosed government investigations related to prior sales and marketing practices for our ChloraPrep skin preparation product and relationships with healthcare professionals. The agreement in principle remains subject to several conditions, and the amount and timing of the payment are subject to the final terms of the settlement agreement. These amounts have not been allocated to segment results.

[2]

The $13 million net gain on the sale of assets related primarily to the sale of our OnSite Services business ($15 million gain), offset by a post-closing adjustment related to the sale of our Research Services business ($2 million loss), has not been allocated to segment results for the fiscal year ended June 30, 2011. See note 2.

[3]	Segment results for the fiscal years ended June 30, 2012 and 2011, have been adjusted for discontinued operations. See note 2.

A reconciliation of total segment profit to income before income tax is presented below for the fiscal years ended June 30, 2013, 2012, and 2011, net of adjustments for discontinued operations:

(in millions)	2013	2012	2011
Total Segment Profit	$660	$574	$491
Gain on the Sale of Assets	—	—	13
Reserve for Expected Government Settlement	(41)	—	—

Operating Income	619	574	504
Interest Expense and Other, Net	76	87	79

Income Before Income Tax	$543	$487	$425

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue and net property and equipment by geographic area, net of adjustments for discontinued operations:

	Revenue			Property and Equipment, Net
	For Fiscal Year Ended June 30,			June 30,
(in millions)	2013	2012	2011	2013	2012
United States	$2,781	$2,808	$2,776	$304	$323
International	769	790	664	105	108

Total	$3,550	$3,598	$3,440	$409	$431

The following table presents the revenue information for select business lines within each of the segments for the fiscal years ended June 30, 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
Medical Systems
Dispensing Technologies	$993	$1,038	$910
Infusion Systems	916	955	889
Respiratory Technologies[1]	393	420	391
Other	27	26	24

Total Medical Systems	$2,329	$2,439	$2,214
Procedural Solutions
Infection Prevention	$594	$576	$568
Medical Specialties	344	317	322
Specialty Disposables	283	266	304
Other[2]	—	—	32

Total Procedural Solutions	$1,221	$1,159	$1,226
Total CareFusion	$3,550	$3,598	$3,440

[1]	Includes the respiratory diagnostics product line. See note 1.
[2]	Reflects the divestiture of OnSite Services business. See note 2.

NOTE 17. PRODUCT WARRANTIES

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in the carrying amount of the liability for product warranties for the fiscal years ended June 30, 2013, and 2012:

(in millions)	Total
Balance at June 30, 2011	$21
Warranty Accrual	28
Warranty Claims Paid	(16)
Adjustments to Preexisting Accruals	(2)

Balance at June 30, 2012	31
Warranty Accrual	10
Warranty Claims Paid	(19)
Adjustments to Preexisting Accruals	(4)

Balance at June 30, 2013	$18

As of June 30, 2013, 2012 and 2011, approximately $6 million, $18 million and $8 million, respectively, of the ending liability balances related to accruals for product recalls.

NOTE 18. SHARE-BASED COMPENSATION

Long-Term Incentive Plan.    We maintain a stock incentive plan that provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and performance stock units for the benefit of certain of our officers, directors and employees. Under CareFusion’s 2009 Long-Term Incentive Plan (the “Plan”), there are 40.0 million shares of common stock reserved and authorized for issuance. At June 30, 2013, awards (net of prevesting forfeitures) have been granted with respect to 24.8 million shares of the 40.0 million reserved shares, with 15.2 million shares available for future awards. The number of shares to be issued in connection with performance stock units is not determined until the end of their respective performance period and is therefore included at the current estimate of payout shares. New shares are issued for settlement of awards under the Plan.

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

We are responsible for fulfilling all share-based awards related to CareFusion common stock, and Cardinal Health is responsible for fulfilling all share-based awards related to Cardinal Health common shares, regardless of whether the employee holding the share-based award is an employee of CareFusion or Cardinal Health. We record share-based compensation expense for the share-based awards with the offsetting impact recorded to “Additional Paid-In Capital” in our consolidated balance sheets.

Stock Options.    Under the Plan, stock options generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of CareFusion’s common stock at the date of grant.

A summary of CareFusion stock option activity related to CareFusion and Cardinal Health employees for the fiscal year ended June 30, 2013 is as follows. With respect to the Cardinal Health stock options granted prior to

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2007, the converted CareFusion stock options retained the vesting schedule and expiration date of the original Cardinal Health stock options.

(in millions, except per share amounts)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Vested and unvested expected to vest, June 30, 2012	13.7	$27.21	3.51	$22

Balance at June 30, 2012	13.8	$27.16	3.50	$22
Granted	2.2	$26.60
Exercised	(3.4)	$24.41
Canceled/Forfeited	(2.1)	$34.79

Outstanding, June 30, 2013	10.5	$26.43	3.78	$109

Vested and unvested expected to vest, June 30, 2013	10.4	$26.55	3.77	$107

Exercisable, June 30, 2013	5.9	$27.28	2.57	$58

The following table summarizes activity related to CareFusion stock options exercised during the fiscal years ended June 30, 2013, 2012 and 2011:

	For Fiscal Year Ended June 30,
(in millions)	2013	2012	2011
Proceeds From Stock Options Exercised	$67	$14	$15
Intrinsic Value of Stock Options Exercised	$31	$4	$4
Tax Benefit Related to Stock Options Exercised	$10	$1	$1

The fair value of stock options granted by CareFusion during the fiscal years ended June 30, 2013, 2012, and 2011 was valued by CareFusion utilizing a Black-Scholes-Merton valuation model.

The following assumptions were utilized in deriving the fair value for awards granted under the Black-Scholes-Merton model for the fiscal years ended June 30, 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
	2013	2012	2011
Risk Free Interest Rate	0.75%	0.75% — 0.96%	1.46% — 2.37%
Expected Term (years)	5.0	5.0	5.0
Volatility	32.0%	31.3%	31.8% — 32.5%
Dividend Yield	—%	—%	—%
Weighted-Average Grant Date Fair Value	$7.84	$7.45	$7.42

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable, and includes management’s estimates of the relative inputs. Though we believe this is the best valuation technique for our stock options, our estimate of fair value may differ from other valuation models.

Restricted Stock and Restricted Stock Units.    Under the Plan, restricted stock and restricted stock units (“restricted stock awards”) generally vest in equal installments over three years. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. Certain RSU awards are also subject to satisfying performance conditions. Once the likelihood of achieving the performance conditions for these shares is determined to be probable, compensation expense is recorded. The weighted-average grant date fair values of restricted stock awards granted was $27.83, $25.48 and $23.78 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

With respect to restricted stock awards granted prior to September 26, 2007, the converted CareFusion restricted stock awards retained the vesting schedule of the original Cardinal Health restricted stock awards. A summary of CareFusion restricted stock awards related to CareFusion and Cardinal Health employees for the fiscal year ended June 30, 2013 is as follows:

(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Balance at June 30, 2012	3.2	$24.04
Granted	1.5	$27.83
Vested	(1.6)	$23.41
Forfeited	(0.3)	$25.64

Outstanding, June 30, 2013	2.8	$26.17

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

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A payout will be earned upon the three year anniversary of the grant date only if the performance target for a tranche is achieved between one and three years following the grant date, and the awardee remains in continuous employment through such date. The fair value of the Fiscal 2011 PSUs was determined by utilizing a Monte Carlo valuation model. Compensation expense for the Fiscal 2011 PSUs is recorded in the consolidated statements of income over the estimated vesting period of approximately three years.

In the fiscal years ended June 30, 2013 and June 30, 2012, we granted performance stock units (the “EPS PSUs”) to members of management. For the EPS PSUs, we established performance goals based on the achievement of the Compounded Annual Growth Rate (“CAGR”) of the company’s fully diluted, adjusted earnings per share (“EPS”) over the three year performance period. The payout amount of EPS PSUs will vary between 0% — 200% of a target number of shares of common stock based on performance relative to the target established for CAGR during the performance period. No payout is earned if the minimum CAGR performance target is not achieved. The fair value of the EPS PSUs is based on the closing price of the company’s common stock on the date of grant. Compensation expense for the EPS PSUs is recorded in the consolidated statements of income over the vesting period of three years.

A summary of performance stock unit activity for the fiscal year ended June 30, 2013 is as follows:

(in millions, except per unit amounts)	Performance Stock Units[1]	Weighted- Average Grant Date Fair Value
Balance at June 30, 2012	0.6	$18.80
Granted	0.2	$26.79
Vested	—	$—
Forfeited	—	$25.64

Outstanding, June 30, 2013	0.8	$20.25

[1]	Based on target number of shares of common stock subject to each grant of performance stock units.

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

Accounting for Share-Based Compensation.    Expense for share-based payment transactions with employees is recognized in the consolidated statements of income over the period during which an employee provides the requisite service in exchange for the award, based on their award’s fair value. Most stock options and restricted stock and restricted stock units vest ratably over a three-year vesting period. Share-based compensation expense associated with these graded-vesting awards is recognized using the straight-line method over the vesting period. Stock options generally have a seven-year contractual term. Total pre-tax share-based compensation expense was approximately $53 million, $51 million and $65 million for the fiscal years ending June 30, 2013, 2012 and 2011, respectively. The income tax benefit related to the share-based compensation expense was approximately $19 million, $19 million and $25 million for the fiscal years ended June 30, 2013, 2012, and 2011, respectively. We classify share-based compensation within SG&A expense to correspond with the same line item as the majority of the cash compensation paid to employees.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, our total unrecognized share-based compensation expense related to nonvested share-based compensation awards, adjusted for estimated forfeitures, was $58 million. This compensation expense is expected to be recognized over a weighted-average period of approximately 2 years.

Because share-based compensation amounts related to employees of the Nicolet and ISP businesses, which are classified as discontinued operations, were not material for any period presented, we have not segregated them from continuing operations in this note. See note 2 for a detailed discussion.

NOTE 19. EMPLOYEE SAVINGS PLAN

Substantially all of our domestic non-union employees are eligible to be enrolled in the company-sponsored retirement savings plans, which include features under Section 401(k) of the Code and provide for company matching. Contributions to the plans are determined by our board of directors and are subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement benefit plans was $24 million, $42 million and $48 million for fiscal years 2013, 2012 and 2011, respectively.

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for fiscal years 2013 and 2012.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2013
Revenue	$837	$909	$901	$903
Gross Margin	436	471	476	467
Selling, General and Administrative Expenses	244	249	244	243
Income from Continuing Operations[1]	87	108	84	110
Loss from Discontinued Operations, Net of Tax	(3)	—	—	(1)
Net Income[1]	84	108	84	109

Per Share Amounts:[2]
Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.39	$0.49	$0.38	$0.50
Discontinued Operations	$(0.01)	$—	$—	$(0.01)
Basic Earnings per Common Share	$0.38	$0.49	$0.38	$0.50

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.39	$0.48	$0.37	$0.49
Discontinued Operations	$(0.01)	$—	$—	$(0.01)
Diluted Earnings per Common Share	$0.37	$0.48	$0.37	$0.49

Weighted-Average Number of Common Shares Outstanding:
Basic	221.9	222.6	222.5	217.8
Diluted	224.4	224.9	225.6	221.2

[1]

Financial results for the third quarter include a $41 million charge to establish a reserve in connection with the agreement in principle to resolve the previously disclosed government investigations related to prior sales and marketing practices for our ChloraPrep skin preparation product and relationships with healthcare professionals. The agreement in principle remains subject to several conditions, and the amount and timing of the payment are subject to the final terms of the settlement agreement.

CAREFUSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2]

Basic and diluted earnings per share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share. Additionally, the sum of the per share components within the quarters may not equal the per share amounts presented.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012
Revenue	$828	$890	$919	$961
Gross Margin	423	447	459	475
Selling, General and Administrative Expenses	264	261	241	267
Income from Continuing Operations	72	94	104	91
Income (Loss) from Discontinued Operations, Net of Tax[1]	(2)	1	(72)	5
Net Income	70	95	32	96

Per Share Amounts:[2]
Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.32	$0.42	$0.46	$0.41
Discontinued Operations	$(0.01)	$—	$(0.32)	$0.02
Basic Earnings per Common Share	$0.31	$0.42	$0.14	$0.43

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.32	$0.41	$0.46	$0.41
Discontinued Operations	$(0.01)	$—	$(0.32)	$0.02
Diluted Earnings per Common Share	$0.31	$0.42	$0.14	$0.43

Weighted-Average Number of Common Shares Outstanding:
Basic	223.8	224.7	224.6	221.7
Diluted	226.3	226.6	226.8	224.2

[1]	Reflects the impact of businesses reclassified to discontinued operations. See note 2.
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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management’s annual report on internal control over financial reporting is set forth below and the report of independent registered public accounting firm is included on page 102 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision of our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, we used the framework included in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2013.

Changes in Internal Control over Financial Reporting

During the fiscal year ended June 30, 2013, we developed and implemented new control procedures to address a previously identified material weakness in our internal control over financial reporting as of June 30, 2012 related to our accounting for sales-type leases associated with our Pyxis medication and supply dispensing products. These new control procedures include a revised fair value estimation process for our leased assets, as further discussed in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2012, December 31, 2012, and March 31, 2013. After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weakness as of June 30, 2013.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of CareFusion Corporation

We have audited CareFusion Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). CareFusion Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CareFusion Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CareFusion Corporation as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of CareFusion Corporation and our report dated August 9, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

August 9, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors, including committees of our Board of Directors, will appear under the captions “Item 1 — Election of Directors,” “Board of Directors Information,” “Board of Directors and Committees of the Board,” and “Governance of Our Company,” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”). Such information is incorporated herein by reference. The information in the 2013 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption “Governance of Our Company” in our 2013 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth information, as of August 1, 2013, with respect to the individuals serving as our executive officers:

Name	Age	Position
Kieran Gallahue	50	Chairman and Chief Executive Officer
James Hinrichs	46	Chief Financial Officer
Vivek Jain	41	President, Procedural Solutions
Thomas Leonard	45	President, Medical Systems
Roger Marchetti	55	Executive Vice President, Human Resources
Joan Stafslien	49	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Gordon LaFortune	56	Executive Vice President, EMEA/APAC Commercial Operations and Global Infusion Disposables
Donald Abbey	46	Executive Vice President, Quality, Regulatory and Medical Affairs
Jean Maschal	62	Senior Vice President, Controller and Chief Accounting Officer

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

Mr. Marchetti is our Executive Vice President, Human Resources. Prior to joining us in July 2011, he was the Senior Vice President, Human Resources and Information Management of Amylin Pharmaceuticals, Inc., a biopharmaceutical company, since November 2005. From July 2002 to October 2005, he served as Vice President, Human Resources for Guidant Corporation, a medical device company. Prior to this role, he served as Vice President, Finance and Information Systems, Guidant Europe, Middle East, Africa, and Canada, since the beginning of 2001. From 1999 through 2000, he served as Vice President, Human Resources for Guidant’s Vascular Intervention Group, and served as Guidant’s first Corporate Controller and Chief Accounting Officer from 1994 to 1999. Prior to joining Guidant, he spent over five years in various finance roles with Eli Lilly and Company. From 1980 to 1986, he was on the audit staff of the accounting firm Touche Ross & Co. (currently Deloitte & Touche LLP).

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

Mr. Abbey is our Executive Vice President, Quality, Regulatory and Medical Affairs. Until November 2011, Mr. Abbey served as our Senior Vice President, Quality and Regulatory Affairs. Prior to the spinoff, Mr. Abbey served as Senior Vice President, Quality and Regulatory Affairs—Clinical and Medical Products of Cardinal Health, since March 2007. Prior to joining Cardinal Health, from February 2006 to March 2007, Mr. Abbey served as Vice President, Regulatory Affairs and Quality Assurance for the Critical Care division of Respironics, Inc., a medical device firm serving the global sleep and respiratory markets. Previously, he held a number of leadership roles within the healthcare industry, including general manager of Welch Allyn’s cardiopulmonary business; vice president of Quality Assurance and Regulatory Affairs for Protocol Systems, Inc.; and director of Quality Assurance for Heartstream, Inc.

Ms. Maschal is our Senior Vice President, Chief Accounting Officer and Controller. Ms. Maschal was previously our Vice President and Chief Accounting Officer, and effective December 2009, was promoted to her current position. From August 2008 to June 2009, she served as Vice President, Finance and Controller—Clinical and Medical Products of Cardinal Health. Ms. Maschal was Vice President, Finance and Controller—Clinical Technologies and Services of Cardinal Health from April 2007 to August 2008. From July 2006 to March 2007, she served as Vice President, Clinical Technologies and Services Controller of Cardinal Health. She was Vice President, Finance for Alaris from July 2004, when Cardinal Health acquired Alaris, until July 2006. Prior to the acquisition of Alaris by Cardinal Health, she served as Vice President, Finance and Corporate Controller of Alaris, since March 2002, and as Assistant Controller of Alaris from January 1999 to February 2002. Prior to joining Alaris in 1997, she was a senior auditor with the accounting firm of Pricewaterhouse LLP.

Code of Ethics

We have adopted a code of ethics, which we call our Code of Conduct, which applies to all our employees, including our executive officers and directors. The full text of our Code of Conduct can be found in the “Investors” section of our website accessible to the public at www.carefusion.com, by clicking the “Corporate Governance” link.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item relating to director and officer compensation will appear under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2013 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will appear under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement, which section is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes options and other rights outstanding under our share-based compensation plans as of June 30, 2013:

Plan Category	Securities to be Issued Upon Exercise (a)[1]	Weighted - Average Exercise Price (b)[2]	Securities Available for Future Issuance (c)[3]
Equity Compensation Plan Approved by Security Holders	14,039,874	$26.43	15,233,290
Equity Compensation Plan Not Approved by Security Holders	—	—	—

[1]

This amount reflects the number of shares of common stock to be issued upon exercise of outstanding stock options, as well as 2,768,714 shares subject to the vesting of outstanding restricted stock awards and units and 767,221 shares subject to the vesting of outstanding performance stock units at June 30, 2013. The number of shares to be issued in connection with performance stock units granted during the fiscal years ended June 30, 2013, 2012, and 2011 is not determined until the end of the performance periods and are therefore included at the current estimate of payout shares.
[2]

Reflects weighted-average exercise price of outstanding stock options and does not include unvested restricted stock awards and units or performance stock units at June 30, 2013, which have weighted average grant date fair values of $26.17 and $20.25, respectively.

[3]

Reflects the number of shares of common stock remaining available for future issuance under the 2009 Long-Term Incentive Plan (“LTIP”), excluding securities reflected in column (a). See note 18 to the consolidated financial statements for a description of the various share-based grants that may be issued under the LTIP. At June 30, 2013, 24.8 million shares out of the 40.0 million shares authorized for issuance under the LTIP have been used for the grant of incentive and non-qualified stock options, the grant of restricted stock and restricted stock units and the grant of performance stock units. The number of shares to be issued in connection with performance stock units granted during the fiscal years ended June 30, 2013, 2012 and 2011 is not determined until the end of the performance periods and are therefore included at the current estimate of payout shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear under the heading “Certain Relationships and Related Transactions” and information required by this Item relating to the independence of our directors will appear under the heading “Governance of Our Company” in our 2013 Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will appear under the heading “Audit Related Matters” in our 2013 Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(a) (2) The following Supplemental Schedule is included in this report:

Financial Statement Schedule:	Page No.
Schedule II — Valuation and Qualifying Accounts	113

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

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

Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

4.5	Second Supplemental Indenture, dated March 11, 2013, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 11, 2013, File No. 1-34273).

4.6	Registration Rights Agreement, dated March 11, 2013, among CareFusion Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March, 11, 2013, File No. 1-34273).

10.1	Transition Services Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.2	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.3	Employee Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373).

10.4	Form of Indemnification Agreement between CareFusion Corporation and individual directors (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on June 26, 2009, File No. 1-34273). #

10.5	Form of Indemnification Agreement between CareFusion Corporation and individual officers (incorporated by reference to Exhibit 10.6 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on June 26, 2009, File No. 1-34273). #

10.6	Form of Executive Officer Offer Letter (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.7	Form of Director Offer Letter (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.8	Purchase Agreement, dated July 14, 2009, among CareFusion Corporation, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).

10.9	CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161615). #

10.10	Form of Nonqualified Stock Option Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.11	Form of Nonqualified Stock Option Agreement, as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

Exhibit Number	Description of Exhibits

10.12	Form of Restricted Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.13	Form of Performance Stock Units Agreement, as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.14	Form of Restricted Stock Units Agreement under the CareFusion Corporation 2009 Long-Term Incentive Plan, used in connection with fiscal year 2012 equity grants, for officers of the Company (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 filed on August 9, 2011, File No. 1-34273) #

10.15	Form of Restricted Stock Units Agreement (Officers), as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.16	Form of Restricted Stock Units Agreement for Directors under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.17	Form of Restricted Stock Units Agreement (Directors), as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.18	Form of Restricted Stock Units Agreement (Multi-year vest), as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.19	Form of Restricted Stock Units Agreement (Cliff vest), as amended effective August 2012, under the CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.20	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.21	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.22	Form of terms and conditions applicable to restricted shares under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of the Company (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.23	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273).#

Exhibit Number	Description of Exhibits

10.24	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.25	Form of terms and conditions applicable to restricted shares under the CareFusion Corporation 2009 Long-Term Incentive Plan for employees of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.26	Form of terms and conditions applicable to restricted share units under the CareFusion Corporation 2009 Long-Term Incentive Plan for directors of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.27	Form of terms and conditions applicable to nonqualified stock options under the CareFusion Corporation 2009 Long-Term Incentive Plan for directors of Cardinal Health, Inc. (adjusted in connection with the separation) (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 15, 2009, File No. 1-34273). #

10.28	CareFusion Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2009, File No. 333-161611). #

10.29	CareFusion Corporation Management Incentive Plan (as amended and restated effective as of July 1, 2010) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2010, File No. 1-34273). #

10.30	CareFusion Corporation Severance Plan, as amended and restated effective July 1, 2012 (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.31	CareFusion Corporation Executive Change in Control Severance Plan, as amended and restated effective July 1, 2012 (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.32	CareFusion Corporation Executive Severance Guidelines, as amended and restated effective July 1, 2012 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on July 2, 2012, File No. 1-34273). #

10.33	Offer Letter dated as of November 29, 2010, with James Hinrichs (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 1, 2010, File No. 1-34273). #

10.34	Employment Agreement dated as of January 29, 2011, with Kieran T. Gallahue (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011, File No. 1-34273). #

10.35	Credit Agreement, dated as of July 6, 2011, among CareFusion Corporation, JPMorgan Chase Bank, N.A., as administrative agent and swing line lender, Bank of America, N.A., as syndication agent, the other lenders party thereto and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2011,
File No. 1-34273).

Exhibit Number	Description of Exhibits

10.36	Form of Aircraft Time Sharing Agreement that may be entered into from time to time with certain of our executive officers. #*

21.1	Subsidiaries of CareFusion Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm.*

24.1	Powers of Attorney (included on the signature page).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350. *

99.1	Amended Consent Decree for Condemnation and Permanent Injunction (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form 10 filed on March 31, 2009, File No. 1-34273).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	The schedules and exhibits to the Separation Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission supplementally upon request.

(c)	Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description
II	Valuation and Qualifying Accounts

CAREFUSION CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal Year 2013:
Accounts Receivable	$15	$8	$1	$(9)	$15
Inventory Reserve	38	14	1	(9)	44
Net Investment in Sales-Type Leases	10	(1)	—	(2)	7

	$63	$21	$2	$(20)	$66

Fiscal Year 2012:
Accounts Receivable	$13	$6	$—	$(4)	$15
Inventory Reserve	40	9	—	(11)	38
Net Investment in Sales-Type Leases	9	2	1	(2)	10

	$62	$17	$1	$(17)	$63

Fiscal Year 2011:
Accounts Receivable	$9	$6	$1	$(3)	$13
Inventory Reserve	45	5	1	(11)	40
Net Investment in Sales-Type Leases	8	1	—	—	9

	$62	$12	$2	$(14)	$62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2013.

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

Signature	Title	Date

/s/ Kieran T. Gallahue Kieran T. Gallahue	Chairman and Chief Executive Officer and Director (principal executive officer)	August 9, 2013

/s/ James F. Hinrichs James F. Hinrichs	Chief Financial Officer (principal financial officer)	August 9, 2013

/s/ Jean Maschal Jean Maschal	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	August 9, 2013

/s/ Philip L. Francis Philip L. Francis	Director	August 9, 2013

/s/ Robert F. Friel Robert F. Friel	Director	August 9, 2013

/s/ Jacqueline B. Kosecoff Jacqueline B. Kosecoff, Ph.D.	Director	August 9, 2013

/s/ J. Michael Losh J. Michael Losh	Presiding Director	August 9, 2013

/s/ Gregory T. Lucier Gregory T. Lucier	Director	August 9, 2013

/s/ Edward D. Miller Edward D. Miller, M.D.	Director	August 9, 2013

/s/ Michael D. O’Halleran Michael D. O’Halleran	Director	August 9, 2013

/s/ Robert P. Wayman Robert P. Wayman	Director	August 9, 2013