Form 10-Q
period 2013-09-30
CAREFUSION Corp
filed 2013-11-08
CIK 1457543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, as of October 25, 2013 was 211,339,469.

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission on August 9, 2013. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarters Ended September 30,
(in millions, except per share amounts)	2013	2012
Revenue	$830	$837
Cost of Products Sold	407	401
Gross Profit	423	436
Selling, General and Administrative Expenses	248	244
Research and Development Expenses	48	47
Restructuring and Acquisition Integration Charges	11	2
Operating Income	116	143
Interest Expense and Other, Net	20	19
Income Before Income Tax	96	124
Provision for Income Tax	18	37
Income from Continuing Operations	78	87
Loss from Discontinued Operations, Net of Tax	—	(3)
Net Income	$78	$84
PER SHARE AMOUNTS:
Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.36	$0.39
Discontinued Operations	$—	$(0.01)
Basic Earnings per Common Share	$0.36	$0.38
Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.36	$0.39
Discontinued Operations	$—	$(0.01)
Diluted Earnings per Common Share	$0.36	$0.37
Weighted-Average Number of Common Shares Outstanding:
Basic	214.0	221.9
Diluted	217.4	224.4
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended September 30,
(in millions)	2013	2012
Net Income	$78	$84
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments	17	22
Unrealized Gain (Loss) on Derivatives	4	(1)
	21	21
Comprehensive Income, Net of Tax	$99	$105
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except per share data)	September 30, 2013	June 30, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,773	$1,798
Trade Receivables, Net	402	429
Current Portion of Net Investment in Sales-Type Leases	340	351
Inventories, Net	404	384
Prepaid Expenses	34	30
Other Current Assets	215	141
Total Current Assets	3,168	3,133
Property and Equipment, Net	406	409
Net Investment in Sales-Type Leases, Less Current Portion	973	1,001
Goodwill	3,083	3,081
Intangible Assets, Net	776	793
Other Assets	86	136
Total Assets	$8,492	$8,553
LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$452	$2
Accounts Payable	123	147
Deferred Revenue	58	51
Accrued Compensation and Benefits	114	150
Other Accrued Liabilities	226	242
Total Current Liabilities	973	592
Long-Term Obligations, Less Current Portion	999	1,444
Deferred Income Taxes	645	638
Other Liabilities	473	493
Total Liabilities	3,090	3,167
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued – None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued – 231.3 and 229.4 shares at September 30, 2013 and June 30, 2013, respectively	2	2
Treasury Stock, at cost, 18.8 and 15.5 shares at September 30, 2013 and June 30, 2013, respectively	(626)	(505)
Additional Paid-In Capital	4,924	4,886
Retained Earnings	1,126	1,048
Accumulated Other Comprehensive Loss	(24)	(45)
Total Stockholders’ Equity	5,402	5,386
Total Liabilities and Stockholders’ Equity	$8,492	$8,553
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended September 30,
(in millions)	2013	2012
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,798	$1,648
Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$—	$(1)
Cash Flows from Operating Activities:
Net Income	78	84
Loss from Discontinued Operations	—	(3)
Income from Continuing Operations	78	87
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	46	45
Other Non-Cash Items	36	34
Change in Operating Assets and Liabilities:
Trade Receivables	25	32
Inventories	(23)	(22)
Net Investment in Sales-Type Leases	39	(10)
Accounts Payable	(23)	7
Other Accrued Liabilities and Operating Items, Net	(104)	(95)
Net Cash Provided by Operating Activities – Continuing Operations	74	78
Net Cash Provided by Operating Activities – Discontinued Operations	—	1
Net Cash Provided by Operating Activities	74	79
Cash Flows from Investing Activities:
Additions to Property and Equipment	(18)	(18)
Other Investing Activities	—	(2)
Net Cash Used in Investing Activities – Continuing Operations	(18)	(20)
Net Cash Used in Investing Activities	(18)	(20)
Cash Flows from Financing Activities:
Repayment of Long-Term Obligations	(1)	(250)
Share Repurchase Programs	(114)	—
Proceeds from Stock Option Exercises	34	7
Other Financing Activities	(10)	(16)
Net Cash Used in Financing Activities – Continuing Operations	(91)	(259)
Net Cash Used in Financing Activities	(91)	(259)
Effect of Exchange Rate Changes on Cash	10	14
Net Decrease in Cash and Cash Equivalents – Continuing Operations	(25)	(187)
Net Increase in Cash and Cash Equivalents – Discontinued Operations	—	1
Net Decrease in Cash and Cash Equivalents	(25)	(186)
Cash and Cash Equivalents at September 30, Attributable to Continuing Operations	$1,773	$1,461
Cash and Cash Equivalents at September 30, Attributable to Discontinued Operations	$—	$—
Non-Cash Investing and Financing Activities:
Asset Acquired by Entering into Capital Lease	$4	$—

See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
Basis of Presentation. Unless the context otherwise requires, references in these notes to the unaudited condensed consolidated financial statements to “CareFusion Corporation”, “CareFusion”, “we”, “us”, “our”, “the company” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in these notes to the unaudited condensed consolidated financial statements to “Cardinal Health” refer to Cardinal Health, Inc., an Ohio corporation, and its consolidated subsidiaries.
We were incorporated in Delaware on January 14, 2009 for the purpose of holding the clinical and medical products businesses of Cardinal Health in anticipation of spinning off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009.
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. Generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended June 30, 2013, filed with the SEC with our Annual Report on Form 10-K on August 9, 2013 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.
Our two global operating and reportable segments are Medical Systems and Procedural Solutions, which focus primarily on our medical equipment business lines and disposable products business lines, respectively:
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
New Accounting Pronouncements (Adopted during Fiscal Year 2014)
ASU 2011-11 & ASU 2013-01. In December 2011 the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11 – Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), and in January 2013 issued ASU 2013-01 – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2011-11 addresses disclosure differences between GAAP and International Financial Reporting Standards regarding balance sheet offsetting of certain derivative and repurchase agreement arrangements. ASU 2013-01 clarifies the scope of the provisions of ASU 2011-11. We adopted the requirements of ASU 2011-11 and ASU 2013-01 during the quarter ended September 30, 2013. The adoptions of ASU 2011-11 and ASU 2013-01 had no material impact on our financial condition, results of operations or cash flows.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ASU 2013-02. In February 2013, the FASB issued ASU 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires public entities to include information about both (i) changes in Accumulated Other Comprehensive Income (“AOCI”) by component, and (ii) significant items reclassified out of AOCI. We adopted the requirements of ASU 2013-02 during the quarter ended September 30, 2013. The adoption of ASU 2013-02 had no material impact on our financial condition, results of operations or cash flows.

NOTE 2. EARNINGS PER SHARE
For the quarters ended September 30, 2013 and 2012, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.
The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended September 30, 2013 and 2012:

	Quarters Ended September 30,
(shares in millions)	2013	2012
Denominator for Basic Earnings per Share	214.0	221.9
Effect of Dilutive Securities:
Stock Options	2.1	1.1
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.3	1.4
Denominator for Diluted Earnings per Share - Adjusted for Dilutive Securities	217.4	224.4
The potentially dilutive stock options, restricted stock awards, restricted stock units and performance stock units that would have been antidilutive for the quarters ended September 30, 2013 and 2012 were 1.4 million and 7.7 million, respectively.
Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.
In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. This share repurchase program was completed in June 2013. Under this program, we repurchased a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees). In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the quarter ended September 30, 2013, we purchased a total of 3.3 million shares under this program for an aggregate of $121 million (excluding commissions and fees). We expect to continue to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.

NOTE 3. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES
Restructuring and acquisition integration charges are expensed as incurred.
The following is a summary of restructuring and acquisition integration charges for the quarters ended September 30, 2013 and 2012:

	Quarters Ended September 30,
(in millions)	2013	2012
Restructuring Charges	$11	$2
Acquisition Integration Charges	—	—
Total Restructuring and Acquisition Integration Charges	$11	$2

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring Charges
We periodically incur costs to implement restructuring efforts for specific operations, which are recorded within our unaudited condensed consolidated statements of income as they are incurred. The restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.
The following tables include information regarding our current restructuring programs:

	Quarter Ended September 30, 2013
(in millions)	Accrued at June 30, 2013[1]	Accrued Costs	Cash Payments	Accrued at Sept. 30, 2013[1]
Total Restructuring Programs	$7	$11	$(6)	$12
________________
1 Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.

	Quarter Ended September 30, 2012
(in millions)	Accrued at June 30, 2012[1]	Accrued Costs	Cash Payments	Accrued at Sept. 30, 2012[1]
Total Restructuring Programs	$10	$2	$(5)	$7
________________
1 Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.
The following table segregates our restructuring charges into our reportable segments for the quarters ended September 30, 2013 and 2012:

	Quarters Ended September 30,
(in millions)	2013	2012
Medical Systems	$7	$1
Procedural Solutions	4	1
Total Restructuring Charges	$11	$2

Acquisition Integration Charges
Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred.
Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates are recognized when they occur.
NOTE 4. INVENTORIES
Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	September 30, 2013	June 30, 2013
Raw Materials	$152	$141
Work-in-Process	28	23
Finished Goods	270	264
	450	428
Reserve for Excess and Obsolete Inventories	(46)	(44)
Inventories, Net	$404	$384

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. FINANCING RECEIVABLES
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
The change in the allowance for credit losses on financing receivables for the three months ended September 30, 2013 consisted of the following:

(in millions)
Balance of allowance for credit losses - June 30, 2013	$7
Charge-offs	(1)
Recoveries	—
Provisions	—
Balance of allowance for credit losses - September 30, 2013	$6
The following table summarizes the credit losses and recorded investment in sales-type leases as of September 30, 2013:

(in millions)
Allowance for credit losses:
Balance at September 30, 2013	$6
Balance: individually evaluated for impairment	$1
Balance: collectively evaluated for impairment	$5
Net Investment in Sales-Type Leases:
Balance at September 30, 2013	$1,313
Balance: individually evaluated for impairment	$3
Balance: collectively evaluated for impairment	$1,310

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2013	$3,081
Goodwill Acquired, Net of Purchase Price Adjustments	—
Foreign Currency Translation Adjustments	2
Balance at September 30, 2013	$3,083
As of September 30, 2013, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,105 million and $978 million, respectively. As of June 30, 2013, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,103 million and $978 million, respectively. The amount set forth above for goodwill acquired reflects the impact of business acquisitions.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets
Intangible assets with definite lives are amortized over their useful lives which range from 3 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
September 30, 2013
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307
Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	88	49	39
Developed Technology	10	370	211	159
Customer Relationships	16	481	281	200
Other	7	61	35	26
Total Amortized Intangibles	12	1,000	576	424
Total Intangibles		$1,352	$576	$776
June 30, 2013
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307
Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	88	47	41
Developed Technology	9	368	200	168
Customer Relationships	16	480	275	205
Other	7	61	34	27
Total Amortized Intangibles	12	997	556	441
Total Intangibles		$1,349	$556	$793
Amortization expense is as follows:

	Quarters Ended September 30,
(in millions)	2013	2012
Amortization Expense	$19	$18
Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2014	2015	2016	2017	2018
Amortization Expense	$74	$61	$59	$55	$45

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The summary of activity of comprehensive income (loss) for the three months ended September 30, 2013 is as follows:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended September 30, 2013
Foreign Currency Translation Adjustments:
Translation Adjustments Arising During the Period	$19	$(2)	$17
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Foreign Currency Translation Adjustments	19	(2)	17
Interest Rate Swaps:
Unrealized Gain (Loss) Arising During the Period	7	(3)	4
Reclassification Adjustment Recognized in Net Income	—	—	—
Net Gain (Loss) on Interest Rate Swaps	7	(3)	4
Total Other Comprehensive Income (Loss)	$26	$(5)	$21

Reclassification adjustment gains and losses is included in the unaudited condensed consolidated statements of income in “Interest Expense and Other, Net”.

NOTE 8. BORROWINGS
Borrowings consisted of the following:

(in millions)	September 30, 2013	June 30, 2013
Senior Notes due 2014, 5.125% Less Unamortized Discount of $1.5 million at September 30, 2013 and $1.8 million at June 30, 2013, Effective Rate 5.49%	$449	$448
Senior Notes due 2019, 6.375% Less Unamortized Discount of $10.6 million at September 30, 2013 and $11.0 million at June 30, 2013, Effective Rate 6.69%	689	689
Senior Notes due 2023, 3.300% Less Unamortized Discount of $2.1 million at September 30, 2013 and $2.2 million at June 30, 2013, Effective Rate 3.39%	298	298
Euro Denominated Debt, Interest Averaging 3.52% at September 30, 2013 and 3.53% at June 30, 2013, Due in Varying Installments through 2020	11	11
Other Obligations; Interest Averaging 7.44% at September 30, 2013 and 12.43% at June 30, 2013, Due in Varying Installments through 2017 and 2014, respectively	4	—
Total Borrowings	1,451	1,446
Less: Current Portion	452	2
Long-Term Portion	$999	$1,444
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
Euro Denominated Debt. In connection with our acquisition of Rowa Automatisierungssysteme GmbH (“Rowa”) on August 1, 2011, we assumed a 9 million Euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. At September 30, 2013 and June 30, 2013, the aggregate outstanding balance on these loans was $11 million.
Revolving Credit Facility. In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million. Effective as of December 10, 2012, we increased the aggregate commitments

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

available under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility. At both September 30, 2013 and June 30, 2013, we had no amounts outstanding under the credit facility.
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
The credit facility contains several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, dispositions, and transactions with affiliates. In addition, the credit facility contains financial covenants requiring us to maintain a consolidated leverage ratio of no more than 3.50:1.00 as of the end of any period of four fiscal quarters, and a consolidated interest coverage ratio of at least 3.50:1.00 as of the end of any period of the most recent four fiscal quarters. The credit facility is subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control. We were in compliance with all of the revolving credit facility covenants at September 30, 2013.

Other Borrowings. We maintain other borrowings that consist primarily of additional notes, loans and capital leases, which were $4 million at September 30, 2013 (net of an unamortized discount of $1 million) and were not material at June 30, 2013. Obligations related to capital leases are secured by the underlying assets, and the discount on principal balance is amortized to interest expense utilizing the effective interest rate method.
Letters of Credit and Bank Guarantees. At September 30, 2013 and June 30, 2013, we had $22 million and $24 million, respectively, of letters of credit and bank guarantees outstanding.
NOTE 9. INCOME TAXES
The effective tax rate was 18.5% and 29.8%, for the quarters ended September 30, 2013 and 2012, respectively.

The difference between the effective tax rate for the quarter ended September 30, 2013 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate and the favorable impact of a settlement with the IRS, partially offset by adjustments related to the United States taxation of certain foreign earnings as Subpart F income and prior year uncertain tax benefits related to transfer pricing.

During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal years 2003 through 2005 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS in these notices totaled $462 million, excluding penalties and interest. During the quarter ended June 30, 2013, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle $450 million of the $462 million of additional tax proposed by the IRS related to the transfer of intellectual property among our subsidiaries. In connection with the settlement, we agreed to pay $80 million ($69 million net of tax) including $26 million of interest. During the quarter ended September 30, 2013, we and Cardinal Health entered into a second closing agreement with the IRS to resolve the remaining tax uncertainties. As part of the second closing agreement, we agreed to pay $12 million ($11 million net of tax) including $5 million of interest, which is reflected in our financial results for the quarter ended September 30, 2013.

During the quarter ended December 31, 2010, we received an IRS Revenue Agent’s Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. We are currently before the IRS Appeals office for fiscal years 2006 and 2007, and continue to engage in substantive discussions related to these fiscal years.

In addition, we are currently subject to IRS audits for fiscal years 2008 through 2012. The IRS audits for fiscal years 2008 and 2009, and the short period July 1, 2009 through August 31, 2009, are part of Cardinal Health’s tax audit of its federal consolidated returns covering periods prior to our spinoff from Cardinal Health. The IRS audits for the short period

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 1, 2009 through June 30, 2010, and fiscal years 2011 and 2012, relate to federal consolidated returns filed by us following our spinoff from Cardinal Health.

We believe that we have provided adequate tax reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment.

NOTE 10. COMMITMENTS AND CONTINGENCIES
In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on our business and financial condition will depend on a number of variables, including: the timing and amount of such losses; the structure, type and significance of any remedies; and the unique facts and circumstances of the particular matter that may give rise to additional factors.
Administrative Subpoenas. In April 2011, we received a federal administrative subpoena from the U.S. Department of Justice (“Department of Justice”) through the U.S. Attorney for the District of Kansas. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. In August 2012, we received another federal subpoena from the Department of Justice containing additional information requests. All three subpoenas request documents and other materials that relate primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. In April 2013, we announced an agreement in principle pursuant to which we expect to pay the government approximately $41 million to resolve the government’s allegations. In connection with these matters, we also entered into a non-prosecution agreement and will continue to cooperate with the government. The agreement in principle remains subject to several conditions, including the completion and execution of a formal settlement agreement and other required documentation. There can be no assurance that we will complete the required documentation or finalize the settlement of the proposed terms or at all. During the year ended June 30, 2013, we recorded a charge to establish a reserve for the amount of the expected payment. The amount and timing of the payment are subject to the final terms of the settlement agreement. We are unable to determine when we will enter into the formal settlement agreement, if at all, when these matters will be finally resolved, whether any additional areas of inquiry will be opened, or the final outcome of these matters. Other than the amount of the expected payment, we cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial condition, results of operations or cash flows.
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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of September 30, 2013, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves associated with compliance with the amended consent decree.
Other Matters. In addition to the matters described above, we are and from time to time become involved in other litigation and regulatory matters incidental to our business, including, but not limited to, product liability claims, employment matters, commercial disputes, intellectual property matters, inclusion as a potentially responsible party for environmental clean-up costs, and litigation in connection with acquisitions and divestitures. We intend to defend ourselves in such matters and do not currently believe that the outcome of such matters will have a material adverse effect on our financial condition, results of operations or cash flows.
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

The following table summarizes the fair value of our assets related to derivatives designated as hedging instruments as of September 30, 2013 and June 30, 2013:

(in millions)	September 30, 2013	June 30, 2013
Assets:
Derivatives Designated as Hedging Instruments:
Forward Interest Rate Swap Agreements[1]	$41	$34
Total Assets	$41	$34
________________
1 All forward interest rate swap agreements classified as derivative assets are recorded as “Other Current Assets” or “Other Assets” in the unaudited condensed consolidated balance sheets, depending on the expected settlement dates.
We had no liabilities related to derivatives designated as hedging instruments as of September 30, 2013 and June 30, 2013.
Cash Flow Hedges. We may enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts with

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

various counterparties to manage variability of expected future cash flows from changing interest rates. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain (loss) on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of foreign currency forward contract cash flow hedges, if any, is included in the unaudited condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.
No foreign currency forward contracts were outstanding at September 30, 2013 and June 30, 2013. At September 30, 2013 and June 30, 2013, we held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with our debt. The outstanding cash flow hedges are not subject to netting arrangements between the counterparties.
The notional amount of the outstanding cash flow hedges related to interest rate swap agreements was $450 million as of September 30, 2013 and June 30, 2013.
During the year ended June 30, 2012, we entered into forward interest rate swap agreements with the aggregate notional amount totaling $750 million. During the quarter ended September 30, 2012, the forward interest swap agreement with an aggregate notional amount totaling $300 million expired. These agreements hedge the variability in future interest rates due to changes in the benchmark interest rate.
Credit risk of these agreements was not material as of September 30, 2013 and June 30, 2013. The unrealized net gain included in AOCI on the unaudited condensed consolidated balance sheet was $41 million and $34 million at September 30, 2013, and June 30, 2013, respectively. The amounts reclassified from AOCI to the consolidated statements of income for the quarters ended September 30, 2013 and 2012 were not material. The amount of ineffectiveness associated with these derivative instruments was not material.
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
The notional amount of the fair value hedges outstanding related to foreign currency forward contracts was $55 million and $71 million as of September 30, 2013 and June 30, 2013, respectively.

During the quarters ended September 30, 2013 and 2012, we recognized $2 million and $1 million of losses, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts.
The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on quoted market prices for the same or similar instruments as of September 30, 2013 and June 30, 2013:

	September 30, 2013		June 30, 2013
(in millions)	Notional Amount	Fair Value of Unrealized Gain/(Loss)	Notional Amount	Fair Value of Unrealized Gain/(Loss)
Foreign Currency Forward Contracts	$55	$—	$71	$—
Interest Rate Swap Agreements	450	41	450	34
Total	$505	$41	$521	$34

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value as of September 30, 2013 and June 30, 2013:

	As of September 30, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,493	$1,493	$—	$—
Other Investments	21	17	4	—
Interest Rate Swap Agreements	41	—	41	—
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Assets	$1,555	$1,510	$45	$—
Financial Liabilities:
Contingent Consideration	$5	$—	$—	$5
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Liabilities	$5	$—	$—	$5

	As of June 30, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,552	$1,552	$—	$—
Other Investments	19	19	—	—
Interest Rate Swap Agreements	34	—	34	—
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Assets	$1,605	$1,571	$34	$—
Financial Liabilities:
Contingent Consideration	$5	$—	$—	$5
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Liabilities	$5	$—	$—	$5
The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the unaudited condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments classified as Level 1 were valued based on quoted market prices for identical instruments. Assets classified as Level 2 relate to a portion of other investments not classified as Level 1, foreign currency forward contracts, and interest rate swap agreements. Liabilities classified as Level 2 relate to foreign currency forward contracts. The fair value of other investments classified as Level 2 is determined based on quoted market prices for similar instruments or observable inputs other than quoted market prices. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets at the measurement date from a marketplace participant in settlement of these instruments. See note 11 to the unaudited condensed consolidated financial statements. The amount of assets classified as Level 3 at September 30, 2013 and June 30, 2013 were not material.
Liabilities classified as Level 3 relate to business combination contingent consideration arrangements and are recorded within either “Other Accrued Liabilities” or “Other Liabilities” in the unaudited condensed consolidated balance sheets based on the timing of the associated underlying payments. The corresponding purchase agreements require future payments based on the achievement of certain post-combination performance metrics of the acquired businesses, such as net revenues, gross profit, or date of first commercial sale. The fair values of the expected future payments to be made are primarily estimated by utilizing a

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Monte Carlo valuation model involving the use of significant unobservable inputs. The future estimated payments are recorded at present value using discount rates adjusted for the level of risk commensurate with each acquired business, and are re-measured at each reporting period. Changes in the estimated fair values of future payments are recorded in the unaudited condensed consolidated statements of income in either “Selling, General and Administrative Expense” or “Research and Development Expense” based on the nature of each acquired business.
The following table summarizes the changes in liabilities classified as contingent consideration:

(in millions)	Total
Future Gross Expected Payments at June 30, 2013	$13
Carrying Value at June 30, 2013	$5
Acquisition Date Fair Value of Contingent Consideration	—
Change in Fair Value Included in Expense	—
Payments	—
Carrying Value at September 30, 2013	$5
Future Gross Expected Payments at September 30, 2013	$13
Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,564 million and $1,572 million as of September 30, 2013 and June 30, 2013, respectively, as compared to the net carrying amounts of $1,451 million and $1,446 million at September 30, 2013 and June 30, 2013, respectively. The fair value of our senior notes at September 30, 2013 and June 30, 2013 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at September 30, 2013 and June 30, 2013, was based on the quoted market prices for either the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at September 30, 2013 and June 30, 2013 was determined using a discounted cash flow analysis, which approximated carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 8 for further information.
NOTE 13. PRODUCT WARRANTIES
We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The table below summarizes the changes in the carrying amount of the liability for product warranties for the quarters ended September 30, 2013 and September 30, 2012:

(in millions)
Balance at June 30, 2013	$18
Warranty Accrual	3
Warranty Claims Paid	(2)
Adjustments to Preexisting Accruals	(2)
Balance at September 30, 2013	$17

(in millions)
Balance at June 30, 2012	$31
Warranty Accrual	1
Warranty Claims Paid	(7)
Adjustments to Preexisting Accruals	—
Balance at September 30, 2012	$25
As of September 30, 2013 and September 30, 2012, approximately $6 million and $13 million, respectively, of the ending liability balances related to accruals for product recalls.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. SEGMENT INFORMATION
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
We evaluate the performance of our operating segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, Selling, General and Administrative (“SG&A”) expenses, research and development expenses and restructuring and acquisition integration charges. With the exception of testing for goodwill impairment, we do not identify or allocate assets by operating segment; accordingly, certain segment related disclosures with respect to assets have been omitted. See note 6.

The following table presents information about our reportable segments for the quarters ended September 30, 2013 and 2012:

(in millions)	Medical Systems	Procedural Solutions	Total
September 30, 2013:
External Revenues	$524	$306	$830
Depreciation and Amortization	32	14	46
Operating Income	74	42	116
September 30, 2012:
External Revenues	$551	$286	$837
Depreciation and Amortization	32	13	45
Operating Income	102	41	143
The following table presents revenue and net property and equipment by geographic area:

	Revenue		Property and Equipment, Net
	Quarters Ended September 30,		As of September 30,	As of June 30,
(in millions)	2013	2012	2013	2013
United States	$649	$663	$303	$304
International	181	174	103	105
Total	$830	$837	$406	$409

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the revenue information for select business lines within each of our reportable segments for the quarters ended September 30, 2013 and 2012:

	Quarters Ended September 30,
(in millions)	2013	2012
Medical Systems
Dispensing Technologies	$211	$244
Infusion Systems	219	203
Respiratory Technologies	88	97
Other	6	7
Total Medical Systems	$524	$551

Procedural Solutions
Infection Prevention	$149	$144
Medical Specialties	89	80
Specialty Disposables	68	62
Total Procedural Solutions	$306	$286
Total CareFusion	$830	$837

NOTE 15. SUBSEQUENT EVENTS
On October 1, 2013, we completed the acquisition of Grupo Sendal, S.L. (“Sendal”), an infusion specialty disposable manufacturer in Spain that primarily serves the western European market. We funded the acquisition with existing cash and funds generated from operations. The acquisition of Sendal was not material to our unaudited condensed consolidated financial statements.

In August 2013, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $750 million of our common stock. During the quarter ended September 30, 2013, we purchased a total of 3.3 million shares under this program for an aggregate of $121 million (excluding commissions and fees). From October 1, 2013 through the date of this filing, we purchased an additional 2.4 million shares under this program for an aggregate of $94 million (excluding commissions and fees).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes thereto for the fiscal year ended June 30, 2013, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 9, 2013.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

Basis of Presentation
Unless the context otherwise requires, references in this MD&A to “CareFusion Corporation,” “CareFusion,” “we,” “us,” “our,” “the company” and “our company” refer to CareFusion Corporation and its consolidated subsidiaries. References in this MD&A to “Cardinal Health” refers to Cardinal Health, Inc. and its consolidated subsidiaries.

We were incorporated in Delaware on January 14, 2009 for the purpose of holding the clinical and medical products businesses of Cardinal Health in anticipation of spinning off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009.

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the SEC instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at June 30, 2013 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended June 30, 2013, filed with the SEC on Form 10-K on August 9, 2013 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Our two global operating and reportable segments are Medical Systems and Procedural Solutions, which focus primarily on our medical equipment business lines and disposable products business lines, respectively:

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
Procedural volumes in acute care facilities represent one indicator for the demand of the disposable products sold within our Procedural Solutions operating segment and have remained relatively stable since fiscal year 2012. In addition to procedural volumes, demand for many of our Procedural Solutions products is created when physicians convert their existing practices away from legacy methods and adopt our clinically differentiated products. As a result, our clinically differentiated product revenue has consistently outperformed trends in acute care facility procedural volumes.

Consolidated Results of Operations
Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012
Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended September 30, 2013 and 2012:

	Quarters Ended September 30,
(in millions)	2013	2012	Change
Revenue	$830	$837	$(7)
Cost of Products Sold	407	401	6
Gross Profit	423	436	(13)
Selling, General and Administrative Expenses	248	244	4
Research and Development Expenses	48	47	1
Restructuring and Acquisition Integration Charges	11	2	9
Operating Income	116	143	(27)
Interest Expense and Other, Net	20	19	1
Income Before Income Tax	96	124	(28)
Provision for Income Tax	18	37	(19)
Income from Continuing Operations	78	87	(9)
Loss from Discontinued Operations, Net of Tax	—	(3)	3
Net Income	$78	$84	$(6)
Revenue
The following table presents the revenue information for select business lines within each of our reportable segments for the quarters ended September 30, 2013 and 2012:

	Quarters Ended September 30,
(in millions)	2013	2012	Change
Medical Systems
Dispensing Technologies	$211	$244	$(33)
Infusion Systems	219	203	16
Respiratory Technologies	88	97	(9)
Other	6	7	(1)
Total Medical Systems	$524	$551	$(27)
Procedural Solutions
Infection Prevention	$149	$144	$5
Medical Specialties	89	80	9
Specialty Disposables	68	62	6
Total Procedural Solutions	$306	$286	$20
Total CareFusion	$830	$837	$(7)

Revenue in our Medical Systems segment decreased 5% to $524 million for the quarter ended September 30, 2013 compared to the prior fiscal year. The decrease was primarily a result of decreased revenues in the Dispensing Technologies ($33 million) and Respiratory Technologies ($9 million) business lines offset by increased revenues in Infusion Systems ($16 million).

Revenue in the Dispensing Technologies business line decreased $33 million to $211 million, primarily due to a decrease in the volume of equipment installations in advance of a new product release. Revenue in the Infusion Systems business line increased $16 million to $219 million, primarily due to the impact of new business from prior year competitive displacements.

Revenue in the Respiratory Technologies business line decreased $9 million to $88 million, primarily due to the fulfillment of significant government orders in the prior year.

Revenue in our Procedural Solutions segment increased 7% to $306 million for the quarter ended September 30, 2013 compared to the prior fiscal year. The increase in Procedural Solutions revenue was due to growth in the Medical Specialties ($9 million), Specialty Disposables ($6 million), and Infection Prevention ($5 million) business lines.

Revenue in the Medical Specialties business line increased by $9 million to $89 million, primarily as a result of continued strength in the chronic drainage category. Increased revenue in the Specialty Disposables business line of $6 million to $68 million is primarily attributable to increased distribution activities related to bronchial hygiene products. Revenue in the Infection Prevention business line increased by $5 million to $149 million, primarily as a result of increased sales of our clinically differentiated skin preparation products.

Gross Profit and Cost of Products Sold
Gross profit decreased 3% to $423 million during the quarter ended September 30, 2013 compared to the prior fiscal year. As a percentage of revenue, gross margin was 51.0% and 52.1% for the quarter ended September 30, 2013 and 2012, respectively.

The decrease in gross margin during the quarter ended September 30, 2013 was primarily due to product mix associated with lower dispensing equipment installations and higher growth in lower margin product lines.

Selling, General and Administrative and Research and Development Expenses
Selling, General and Administrative (“SG&A”) expenses increased 2% to $248 million during the quarter ended September 30, 2013 compared to the prior fiscal year. The increase was primarily due to the medical device excise tax that was implemented in fiscal year 2013 as part of the healthcare reform in the United States, which is recorded as a SG&A expense.

Research and Development (“R&D”) expenses increased $1 million to $48 million during the quarter ended September 30, 2013 compared to the prior year as both Medical Systems and Procedural Solutions continue to invest in next generation platforms.

Restructuring and Acquisition Integration Charges
Restructuring and acquisition integration charges increased $9 million to $11 million during the quarter ended September 30, 2013 compared to the prior fiscal year. The increase was primarily due to restructuring plans, which focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

Operating Income
Operating income decreased $27 million, or 19%, to $116 million during the quarter ended September 30, 2013 compared to the prior fiscal year.

Segment profit in our Medical Systems segment decreased $28 million to $74 million during the quarter ended September 30, 2013 compared to the prior fiscal year. The decrease in segment profit was primarily attributable to the impact of lower sales in the Dispensing Technologies business and the impact of the medical device excise tax.

Segment profit in the Procedural Solutions segment increased 2% to $42 million during the quarter ended September 30, 2013 compared to the prior fiscal year. The change in segment profit was primarily attributable to strong sales growth across all business lines, offset by the impact of increased R&D expense and the impact of the medical device excise tax compared to the prior year.

Interest Expense and Other, Net
Interest expense and other, net increased 5% to $20 million during the quarter ended September 30, 2013 compared to the prior fiscal year. This increase was primarily due to higher interest expenses associated with our senior debt compared to the prior fiscal year.

Provision for Income Tax
Income tax expense decreased by $19 million to $18 million for the quarter ended September 30, 2013 compared to $37 million for the quarter ended September 30, 2012. The effective tax rate for the quarter ended September 30, 2013 was 18.5% compared to 29.8% for the quarter ended September 30, 2012. The decrease in the effective tax rate was primarily due to the settlement of tax matters under appeal with the IRS related to fiscal years 2003 through 2005, partially offset by adjustments of prior year uncertain tax benefits related to transfer pricing.

During the quarter ended September 30, 2013, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle all remaining matters under appeal with the IRS related to fiscal years 2003 through 2005. As part of this closing agreement, we agreed to pay $12 million ($11 million net of tax), including $5 million of interest, which is reflected in our financial results for the quarter ended September 30, 2013.

For additional detail regarding the provision for income taxes, see note 9 to the unaudited condensed consolidated financial statements.

Loss from Discontinued Operations, Net of Tax
During the quarter ended September 30, 2013, we had no discontinued operations, compared to loss from discontinued operations of $3 million for the quarter ended September 30, 2012.
Liquidity and Capital Resources
Overview
Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from debt issuance, settlement of long-term borrowings and outflows related to our share repurchase programs, as discussed below.
Our cash and cash equivalents balance at September 30, 2013 was $1,773 million. Of this balance, $1,323 million is held outside of the United States and is denominated in United States dollars as well as other currencies. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. To the extent our foreign operations have generated previously taxed income that will not be subject to additional United States federal income tax, we may decide to repatriate such earnings to the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased tax expense.
We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.
In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. This share repurchase program was completed in June 2013. Under this program, we repurchased a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees). In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the quarter ended September 30, 2013, we purchased a total of 3.3 million shares under this program for an aggregate of $121 million (excluding commissions and fees). From October 1, 2013 through the date of this filing, we purchased an additional 2.4 million shares under this program for an aggregate of $94 million (excluding commissions and fees). We expect to continue to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.

Sources and Uses of Cash
The following table summarizes our unaudited condensed consolidated statements of cash flows from continuing operations:

	Quarters Ended September 30,
(in millions)	2013	2012	Change
Cash Flow (Used in)/Provided by:
Operating Activities	$74	$78	$(4)
Investing Activities	$(18)	$(20)	$2
Financing Activities	$(91)	$(259)	$168

Quarters Ended September 30, 2013 and 2012
Net operating cash flow from continuing operations decreased $4 million to $74 million for the quarter ended September 30, 2013 compared to the prior year. The decrease in cash flow provided by continuing operations was driven by a decrease in net income adjusted for non-cash items ($6 million), a decrease in cash flow associated with accounts payable ($30 million), trade receivables ($7 million), inventory ($1 million) and other operating activities ($9 million) compared to the prior year. These activities were offset by an increase in cash flow associated with net investment in sales type leases ($49 million).

Net cash used in continuing operations from investing activities decreased $2 million for the quarter ended September 30, 2013 compared to the prior year. This decrease was primarily attributable to a reduction in net cash paid for acquisition activities ($2 million).

Net cash used in continuing operations from financing activities decreased $168 million for the quarter ended September 30, 2013 compared to the prior year. The decrease is largely a result of less cash used for the repayment of long-term obligations during the quarter ended September 30, 2013 as compared to the repayment of senior notes ($250 million) upon maturity in the prior year, and more cash generated from stock option exercises (net of shares withheld for tax purposes) and associated tax benefits ($33 million) during the quarter ended September 30, 2013 as compared to the prior year. These activities were offset by increased share repurchase activities ($114 million) compared to prior year. As of September 30, 2013, $7 million in share repurchase transactions were pending trade settlement. This amount was recorded in our unaudited condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

Capital Resources
Senior Unsecured Notes. We have $1.45 billion of senior notes outstanding, as follows:

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
At September 30, 2013, we had no amounts outstanding under our senior unsecured revolving credit facility.
For additional detail regarding our senior unsecured revolving credit facility, see note 8 to the unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements and Contractual Obligations
At September 30, 2013, we did not have any off-balance sheet arrangements. Additionally, at September 30, 2013 we had no material changes related to contractual obligations since June 30, 2013. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K, filed with the SEC on August 9, 2013.

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
Interest Rate Risk
Interest income and expense on variable-rate instruments are sensitive to fluctuations in interest rates across the world. Changes in interest rates primarily affect the interest earned on our cash and cash equivalents and, to a significantly lesser extent, the interest expense on our debt. We seek to manage our interest rate risk by using derivative instruments such as swaps with financial institutions to hedge our risks on a portion of our probable future debt issuances. In general, we may hedge material interest rate exposures up to several years before the forecasted transaction; however, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

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
The notional amount of forward interest rate swap derivative instruments outstanding was $450 million as of September 30, 2013 and June 30, 2013, with an estimated fair value gain of approximately $41 million and $34 million, respectively. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates.

As of September 30, 2013, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our five-year senior unsecured revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At September 30, 2013, there were no outstanding amounts under our senior unsecured revolving credit facility. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million.

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

The realized and unrealized gains and losses of foreign currency forward contracts and the re-measurement of foreign currency denominated receivables, payables and loans, if any, are recorded in our unaudited condensed consolidated statements of income. To the extent that cash flow hedges qualify for hedge accounting, the gain or loss on the forward contract will be recorded to AOCI. As the forecasted exposures affect earnings, the realized gain or loss on the forward contract will be moved from AOCI to the unaudited condensed consolidated statements of income.

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
ITEM 1A. RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which we filed with the SEC on August 9, 2013. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our company’s purchases of equity securities during the quarter ended September 30, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publically Announced Program[1,2]
July 1 - 31, 2013	—	$—	—	$—
August 1 - 31, 2013	1,413,746	36.08	1,413,746	699
September 1 - 30, 2013	1,876,604	37.27	1,876,604	629
Total	3,290,350	36.76	3,290,350	$629
________________
1 In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock.  Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the quarter ended September 30, 2013, we purchased a total of 3.3 million shares under this program for an aggregate of $121 million (excluding commissions and fees). We expect to continue to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.
2 Dollars in millions.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Offer Letter dated as of August 8, 2013, with Jonathan Wygant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 8, 2013, File No. 1-34273). #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_________________
* Filed herewith.
# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREFUSION CORPORATION

Date: November 8, 2013	By:	/s/ James F. Hinrichs
James F. Hinrichs,
Chief Financial Officer
(Principal financial officer and duly authorized signatory)