Form 10-Q
period 2013-12-31
CAREFUSION Corp
filed 2014-02-06
CIK 1457543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, as of January 17, 2014 was 208,383,924.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2013	2012	2013	2012
Revenue	$922	$909	$1,752	$1,746
Cost of Products Sold	456	438	863	839
Gross Profit	466	471	889	907
Selling, General and Administrative Expenses	257	249	505	493
Research and Development Expenses	47	48	95	95
Restructuring and Acquisition Integration Charges	10	3	21	5
Operating Income	152	171	268	314
Interest Expense and Other, Net	21	19	41	38
Income Before Income Tax	131	152	227	276
Provision for Income Tax	34	44	52	81
Income from Continuing Operations	97	108	175	195
Loss from Discontinued Operations, Net of Tax	—	—	—	(3)
Net Income	$97	$108	$175	$192
PER SHARE AMOUNTS:
Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.46	$0.49	$0.83	$0.88
Discontinued Operations	$—	$—	$—	$(0.01)
Basic Earnings per Common Share	$0.46	$0.49	$0.83	$0.87
Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.45	$0.48	$0.81	$0.87
Discontinued Operations	$—	$—	$—	$(0.01)
Diluted Earnings per Common Share	$0.45	$0.48	$0.81	$0.86
Weighted-Average Number of Common Shares Outstanding:
Basic	210.5	222.6	212.2	222.3
Diluted	213.7	224.9	215.5	224.7
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2013	2012	2013	2012
Net Income	$97	$108	$175	$192
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments	2	3	19	25
Unrealized Gain on Derivatives	7	6	11	5
	9	9	30	30
Comprehensive Income, Net of Tax	$106	$117	$205	$222
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except per share data)	December 31, 2013	June 30, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,309	$1,798
Trade Receivables, Net	451	429
Current Portion of Net Investment in Sales-Type Leases	326	351
Inventories, Net	433	384
Prepaid Expenses	32	30
Other Current Assets	278	141
Total Current Assets	2,829	3,133
Property and Equipment, Net	446	409
Net Investment in Sales-Type Leases, Less Current Portion	966	1,001
Goodwill	3,256	3,081
Intangible Assets, Net	1,066	793
Other Assets	68	136
Total Assets	$8,631	$8,553
LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$456	$2
Accounts Payable	148	147
Deferred Revenue	55	51
Accrued Compensation and Benefits	140	150
Other Accrued Liabilities	273	242
Total Current Liabilities	1,072	592
Long-Term Obligations, Less Current Portion	999	1,444
Deferred Income Taxes	710	638
Other Liabilities	492	493
Total Liabilities	3,273	3,167
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued – None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued – 232.0 and 229.4 shares at December 31, 2013 and June 30, 2013, respectively	2	2
Treasury Stock, at cost, 23.6 and 15.5 shares at December 31, 2013 and June 30, 2013, respectively	(812)	(505)
Additional Paid-In Capital	4,960	4,886
Retained Earnings	1,223	1,048
Accumulated Other Comprehensive Loss	(15)	(45)
Total Stockholders’ Equity	5,358	5,386
Total Liabilities and Stockholders’ Equity	$8,631	$8,553
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
(in millions)	2013	2012
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,798	$1,648
Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$—	$(1)
Cash Flows from Operating Activities:
Net Income	175	192
Loss from Discontinued Operations	—	(3)
Income from Continuing Operations	175	195
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	93	91
Other Non-Cash Items	56	47
Change in Operating Assets and Liabilities, Excluding Impact of Acquired Assets and Assumed Liabilities:
Trade Receivables	15	3
Inventories	(9)	(9)
Net Investment in Sales-Type Leases	59	(13)
Accounts Payable	(13)	—
Other Accrued Liabilities and Operating Items, Net	(79)	(57)
Net Cash Provided by Operating Activities – Continuing Operations	297	257
Net Cash Provided by Operating Activities – Discontinued Operations	—	1
Net Cash Provided by Operating Activities	297	258
Cash Flows from Investing Activities:
Cash Paid for Acquisitions, Net of Cash Received	(501)	(62)
Additions to Property and Equipment	(37)	(40)
Other Investing Activities	(1)	(1)
Net Cash Used in Investing Activities – Continuing Operations	(539)	(103)
Net Cash Used in Investing Activities	(539)	(103)
Cash Flows from Financing Activities:
Repayment of Long-Term Obligations	(1)	(250)
Share Repurchase Programs	(301)	—
Proceeds from Stock Option Exercises	51	7
Other Financing Activities	(8)	(16)
Net Cash Used in Financing Activities – Continuing Operations	(259)	(259)
Net Cash Used in Financing Activities	(259)	(259)
Effect of Exchange Rate Changes on Cash	12	15
Net Decrease in Cash and Cash Equivalents – Continuing Operations	(489)	(90)
Net Increase in Cash and Cash Equivalents – Discontinued Operations	—	1
Net Decrease in Cash and Cash Equivalents	(489)	(89)
Cash and Cash Equivalents at December 31, Attributable to Continuing Operations	$1,309	$1,558
Cash and Cash Equivalents at December 31, Attributable to Discontinued Operations	$—	$—
Non-Cash Investing and Financing Activities:
Asset Acquired by Entering into Capital Lease	$4	$—

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

NOTE 2. ACQUISITIONS AND EQUITY METHOD INVESTMENT
Acquisition of Vital Signs
On November 18, 2013, we announced the signing of a definitive agreement to acquire the Vital Signs business of General Electric Company’s Healthcare division (“Vital Signs”) for $500 million. Vital Signs is a leading manufacturer of single-patient-use consumables for respiratory care and anesthesiology, and also markets products for temperature management and patient monitoring consumables. On December 30, 2013, in connection with the first closing of this transaction, we acquired the outstanding equity of certain entities included within the Vital Signs business and other business assets and liabilities in the U.S., China and certain other geographies using approximately $473 million of cash on hand. The balance of the purchase price will be paid upon completion of the acquisition of the assets of the remaining international operations of Vital Signs, pending successful regulatory review and customary closing conditions. The purchase prices associated with the first closing and future closings are subject to adjustments for net working capital, to be determined within 90 days following the applicable closing date. The results of the first closing of this transaction are included in the Procedural Solutions segment as of the acquisition date.

The transaction has been accounted for as a business combination and requires, among other things, that assets acquired and liabilities assumed are recognized at their fair values as of the acquisition date.

Based on our preliminary estimates of the net working capital adjustment, and net of cash and cash equivalents acquired, we determined a net purchase price associated with the first closing, as set forth below. The following table summarizes the preliminary allocation of the net purchase price for the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the first closing, based on their estimated fair value at the acquisition date. Certain estimated values, including goodwill, intangible assets and deferred income taxes, are not yet finalized pending the final settlement of the purchase price and purchase price allocations and are subject to change once additional information is obtained. Balances are reflected in the accompanying condensed consolidated balance sheets as of December 31, 2013.

(in millions)	Amount
Cash Paid	$473
Cash and Cash Equivalents Acquired, Less Estimated Net Working Capital Adjustments	(5)
Net Purchase Price	$468

(in millions)	Amount
Trade Receivables	$26
Inventories	33
Other Current Assets	16
Property and Equipment	35
Intangible Assets	302
Goodwill	166
Current Liabilities and Borrowings	(41)
Deferred Income Taxes	(64)
Other Long-Term Liabilities	(5)
Net Assets Acquired	$468

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets represent customer relationships ($261 million), developed technology ($31 million), and trademarks and patents ($10 million) which have estimated weighted average useful lives of 20 years, 7 years and 6 years, respectively. The intangible assets have a total estimated weighted average useful life of 18 years. The preliminary estimated fair value of the identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development expenses, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value of intangible assets as of the acquisition date ranged from 10.5% to 12.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Various factors contributed to the establishment of goodwill, including an expanded global footprint and scale, Vital Signs’ history of operating margins and profitability, and the opportunity for us to generate revenue by supplementing our existing respiratory and anesthesia consumables product portfolios. The goodwill recognized from the first closing of the Vital Signs acquisition may be deductible for tax purposes to the extent related to the acquisition of assets. All goodwill from the first closing of the Vital Signs acquisition was assigned to the Procedural Solutions segment.

Deferred income taxes result from fair value adjustments to identifiable intangible assets. In a stock acquisition, the fair value adjustments create excess book basis over the tax basis of those assets for which we record deferred income tax liabilities using the statutory tax rate for the jurisdiction in which the deferred income taxes exist.

In connection with the Vital Signs transaction, we recorded acquisition costs of approximately $4 million in Selling, General and Administrative expenses for the three and six months ended December 31, 2013, for advisory, legal, regulatory and other related costs.
Pro forma results of operations have not been presented because the effect of the acquisition was not material to our unaudited condensed consolidated financial statements.
Acquisition of Grupo Sendal
On October 1, 2013, we completed the acquisition of Grupo Sendal, S.L (“Sendal”), an infusion specialty disposable manufacturer in Spain that primarily serves the western European market. We funded the acquisition with existing cash and funds generated from operations. The acquisition of Sendal was not material to our unaudited condensed consolidated financial statements.
Equity Method Investment in Caesarea Medical Electronics
On December 9, 2013, we announced the signing of a definitive agreement to invest approximately $100 million, subject to typical adjustments, for a 40 percent non-controlling interest in Caesarea Medical Electronics Ltd. (“CME”), a global infusion pump systems manufacturer. CME, headquartered in Israel, designs, manufactures and markets a range of infusion and syringe pumps as well as related accessories and disposable administration sets for both homecare and hospital settings. CME will continue to operate independently from us, including the retention of its existing distributor network in the markets it serves. We expect to complete the investment transaction by March 31, 2014, subject to certain closing conditions. We plan to fund the transaction with existing cash generated from operations. The initial investment in CME will be recorded as an equity method investment.

NOTE 3. EARNINGS PER SHARE
For the quarters and six months ended December 31, 2013 and 2012, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters and six months ended December 31, 2013 and 2012:

	Quarters Ended December 31,		Six Months Ended December 31,
(shares in millions)	2013	2012	2013	2012
Denominator for Basic Earnings per Share	210.5	222.6	212.2	222.3
Effect of Dilutive Securities:
Stock Options	2.1	1.3	2.1	1.2
Restricted Stock Units and Performance Stock Units	1.1	1.0	1.2	1.2
Denominator for Diluted Earnings per Share - Adjusted for Dilutive Securities	213.7	224.9	215.5	224.7
The potentially dilutive stock options, restricted stock units and performance stock units that would have been antidilutive were 2.0 million and 1.7 million for the quarter and six months ended December 31, 2013, respectively, as compared to 7.9 million and 7.8 million for the quarter and six months ended December 31, 2012, respectively.
Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. This share repurchase program was completed in June 2013. Under this program, we repurchased a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees). In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the quarter ended December 31, 2013, we purchased a total of 4.8 million shares under this program for an aggregate of $186 million (excluding commissions and fees). During the six months ended December 31, 2013, we purchased a total of 8.1 million shares under this program for an aggregate of $307 million (excluding commissions and fees). From January 1, 2014 through the date of this filing, we purchased an additional 1.7 million shares under this program for an aggregate of $68 million (excluding commissions and fees). We expect to continue to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.

NOTE 4. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES
Restructuring and acquisition integration charges are expensed as incurred.
The following is a summary of restructuring and acquisition integration charges for the quarters and six months ended December 31, 2013 and 2012:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2013	2012	2013	2012
Restructuring Charges	$10	$3	$21	$5
Acquisition Integration Charges	—	—	—	—
Total Restructuring and Acquisition Integration Charges	$10	$3	$21	$5
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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables include information regarding our current restructuring programs:

	Six Months Ended December 31, 2013
(in millions)	Accrued at June 30, 2013[1]	Accrued Costs	Cash Payments	Accrued at Dec. 31, 2013[1]
Total Restructuring Programs	$7	$21	$(14)	$14
________________
1 Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.

	Six Months Ended December 31, 2012
(in millions)	Accrued at June 30, 2012[1]	Accrued Costs	Cash Payments	Accrued at Dec. 31, 2012[1]
Total Restructuring Programs	$10	$5	$(9)	$6
________________
1 Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.
The following table segregates our restructuring charges into our reportable segments for the quarters and six months ended December 31, 2013 and 2012:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2013	2012	2013	2012
Medical Systems	$6	$2	$13	$3
Procedural Solutions	4	1	8	2
Total Restructuring Charges	$10	$3	$21	$5

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
NOTE 5. INVENTORIES
Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	December 31, 2013	June 30, 2013
Raw Materials	$168	$141
Work-in-Process	27	23
Finished Goods	289	264
	484	428
Reserve for Excess and Obsolete Inventories	(51)	(44)
Inventories, Net	$433	$384

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The change in the allowance for credit losses on financing receivables for the six months ended December 31, 2013 consisted of the following:

(in millions)
Balance of allowance for credit losses - June 30, 2013	$7
Charge-offs	(1)
Recoveries	—
Provisions	1
Balance of allowance for credit losses - December 31, 2013	$7
The following table summarizes the credit losses and recorded investment in sales-type leases as of December 31, 2013:

(in millions)
Allowance for credit losses:
Balance at December 31, 2013	$7
Balance: individually evaluated for impairment	$2
Balance: collectively evaluated for impairment	$5
Net Investment in Sales-Type Leases:
Balance at December 31, 2013	$1,292
Balance: individually evaluated for impairment	$2
Balance: collectively evaluated for impairment	$1,290

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2013	$3,081
Goodwill Acquired, Net of Purchase Price Adjustments	174
Foreign Currency Translation Adjustments	1
Balance at December 31, 2013	$3,256
As of December 31, 2013, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,104 million and $1,152 million, respectively. As of June 30, 2013, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,103 million and $978 million, respectively. The amount set forth above for goodwill acquired reflects the impact of business acquisitions. See note 2 for further information.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets
Intangible assets with definite lives are amortized over their useful lives which range from 1 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
December 31, 2013
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307
Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents[1]	10	100	51	49
Developed Technology[1]	9	403	221	182
Customer Relationships[1]	18	745	287	458
Other	7	61	36	25
Total Amortized Intangibles	14	1,309	595	714
Total Intangibles		$1,661	$595	$1,066
June 30, 2013
Unamortized Intangibles:
In-Process Research and Development	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307
Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	88	47	41
Developed Technology	9	368	200	168
Customer Relationships	16	480	275	205
Other	7	61	34	27
Total Amortized Intangibles	12	997	556	441
Total Intangibles		$1,349	$556	$793
________________
1 During the quarter ended December 31, 2013, we acquired Vital Signs, which resulted in recognition of $261 million of customer relationships, $31 million of developed technology, and $10 million of trademarks and patents, which have estimated weighted average useful lives of 20 years, 7 years and 6 years, respectively.
Amortization expense is as follows:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2013	2012	2013	2012
Amortization Expense	$18	$19	$37	$37
Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2014	2015	2016	2017	2018
Amortization Expense	$85	$82	$83	$78	$68

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The summary of activity of comprehensive income (loss) for the quarter and six months ended December 31, 2013 is as follows:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Quarter Ended December 31, 2013
Foreign Currency Translation Adjustments:
Translation Adjustments Arising During the Period	$2	$—	$2
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Foreign Currency Translation Adjustments	2	—	2
Interest Rate Swaps:
Unrealized Gain (Loss) Arising During the Period	11	(4)	7
Reclassification Adjustment Recognized in Net Income	—	—	—
Net Gain (Loss) on Interest Rate Swaps	11	(4)	7
Total Other Comprehensive Income (Loss)	$13	$(4)	$9

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Six Months Ended December 31, 2013
Foreign Currency Translation Adjustments:
Translation Adjustments Arising During the Period	$21	$(2)	$19
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Foreign Currency Translation Adjustments	21	(2)	19
Interest Rate Swaps:
Unrealized Gains (Loss) Arising During the Period	18	(7)	11
Reclassification Adjustment Recognized in Net Income	—	—	—
Net Gain (Loss) on Interest Rate Swaps	18	(7)	11
Total Other Comprehensive Income (Loss)	$39	$(9)	$30

Reclassification adjustment gains and losses are included in the unaudited condensed consolidated statements of income in “Interest Expense and Other, Net”.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. BORROWINGS
Borrowings consisted of the following:

(in millions)	December 31, 2013	June 30, 2013
Senior Notes due 2014, 5.125% Less Unamortized Discount of $1.1 million at December 31, 2013 and $1.8 million at June 30, 2013, Effective Rate 5.49%	$449	$448
Senior Notes due 2019, 6.375% Less Unamortized Discount of $10.3 million at December 31, 2013 and $11.0 million at June 30, 2013, Effective Rate 6.69%	689	689
Senior Notes due 2023, 3.300% Less Unamortized Discount of $2.1 million at December 31, 2013 and $2.2 million at June 30, 2013, Effective Rate 3.39%	298	298
Euro Denominated Debt, Interest Averaging 3.52% at December 31, 2013 and 3.53% at June 30, 2013, Due in Varying Installments through 2020	11	11
Other Obligations; Interest Averaging 6.48% at December 31, 2013 and 12.43% at June 30, 2013, Due in Varying Installments through 2017 and 2014, respectively	8	—
Total Borrowings	1,455	1,446
Less: Current Portion	456	2
Long-Term Portion	$999	$1,444

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

Euro Denominated Debt. In connection with our acquisition of Rowa Automatisierungssysteme GmbH (“Rowa”) on August 1, 2011, we assumed a 9 million Euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. At December 31, 2013 and June 30, 2013, the aggregate outstanding balance on these loans was $11 million.

Revolving Credit Facility. In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million. Effective as of December 10, 2012, we increased the aggregate commitments available under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility. At both December 31, 2013 and June 30, 2013, we had no amounts outstanding under the credit facility.

On February 3, 2014, we drew down $50 million in principal amount under our senior unsecured revolving credit facility.  The proceeds of the draw down will be used for general corporate purposes.  Following the draw down, the remaining credit available under the credit facility was $700 million.
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
The credit facility contains several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, dispositions, and transactions with affiliates. In addition, the credit facility contains financial covenants requiring us to maintain a consolidated leverage ratio of no more than 3.50:1.00 as of the end of any period of four fiscal quarters, and a consolidated interest coverage ratio of at least 3.50:1.00 as of the end of any period of the most recent four fiscal quarters. The credit facility is subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control. We were in compliance with all of the revolving credit facility covenants at December 31, 2013.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Obligations. We maintain other obligations that consist primarily of additional notes, loans (including Vital Signs indebtedness) and capital leases, which were $8 million at December 31, 2013 (net of an unamortized discount of $1 million) and were not material at June 30, 2013. Obligations related to capital leases are secured by the underlying assets, and the discount on principal balance is amortized to interest expense utilizing the effective interest rate method.
Letters of Credit and Bank Guarantees. At December 31, 2013 and June 30, 2013, we had $36 million and $24 million, respectively, of letters of credit and bank guarantees outstanding.
NOTE 10. INCOME TAXES
The effective tax rate was 26.0% and 22.8%, for the quarter and six months ended December 31, 2013, respectively, as compared to 29.1% and 29.4% for the quarter and six months ended December 31, 2012, respectively.

The difference between the effective tax rate for the quarter ended December 31, 2013 and the U.S. federal statutory rate of 35% is primarily attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate and the recognition of uncertain tax benefits related to the utilization of foreign tax credits and the impact of statutes of limitations closing, partially offset by adjustments related to the United States taxation of certain foreign earnings as Subpart F income.

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

In addition, we are currently subject to IRS audits for fiscal years 2008 through 2012. The IRS audits for fiscal years 2008 and 2009, and the short period July 1, 2009 through August 31, 2009, are part of Cardinal Health’s tax audit of its federal consolidated returns covering periods prior to our spinoff from Cardinal Health. The IRS audits for the short period September 1, 2009 through June 30, 2010, and fiscal years 2011 and 2012, relate to federal consolidated returns filed by us following our spinoff from Cardinal Health.

We believe that we have provided adequate tax reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES
In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows, financial position, or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on our business and financial condition will depend on a number of variables, including: the timing and amount of such losses; the structure, type and significance of any remedies; and the unique facts and circumstances of the particular matter that may give rise to additional factors.
Administrative Subpoenas. In April 2011, we received a federal administrative subpoena from the U.S. Department of Justice (“Department of Justice”) through the U.S. Attorney for the District of Kansas. In addition, in September 2011, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. In August 2012, we received another federal subpoena from the Department of Justice containing additional information requests. All three subpoenas requested documents and other materials that related primarily to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. In April 2013, we announced that we had reached an agreement in principle to pay the government approximately $41 million to resolve the government’s allegations. In connection with these matters, we also entered into a non-prosecution agreement and agreed to continue to cooperate with the government. During the year ended June 30, 2013, we recorded a charge to establish a reserve for the amount of the expected payment. In January 2014, we entered into a final settlement agreement with the government, and we paid the settlement.
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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of December 31, 2013, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves associated with compliance with the amended consent decree.
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
We may also determine that products manufactured or marketed by us, or our sales and marketing practices for such products, do not meet our specifications, published standards or regulatory requirements. When a quality or regulatory issue is identified, we investigate the issue and take appropriate corrective action. We may be required to report such issues to regulatory authorities, which could result in fines, sanctions or other penalties. In some cases, we may also withdraw a product from the market, correct a product at the customer location, notify the customer of revised labeling and take other actions. We have recalled, and/or conducted field alerts relating to, certain of our products from time to time. These activities can lead to costs to repair or replace affected products, temporary interruptions in product sales and action by regulators, and can impact reported results of operations. We currently do not believe that these activities (other than those specifically disclosed herein) have had or will have a material adverse effect on our business, cash flows, financial position, or results of operations.
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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the fair value of our assets related to derivatives designated as hedging instruments as of December 31, 2013 and June 30, 2013:

(in millions)	December 31, 2013	June 30, 2013
Assets:
Derivatives Designated as Hedging Instruments:
Forward Interest Rate Swap Agreements[1]	$52	$34
Total Assets	$52	$34
________________
1 All forward interest rate swap agreements classified as derivative assets are recorded as “Other Current Assets” or “Other Assets” in the unaudited condensed consolidated balance sheets, depending on the expected settlement dates.
We had no liabilities related to derivatives designated as hedging instruments as of December 31, 2013 and June 30, 2013.
Cash Flow Hedges. We may enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts with various counterparties to manage variability of expected future cash flows from changing interest rates. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain (loss) on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of interest rate swap contract and foreign currency forward contract cash flow hedges, if any, is included in the unaudited condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.
No foreign currency forward contracts were outstanding at December 31, 2013 and June 30, 2013. At December 31, 2013 and June 30, 2013, we held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with our debt. The outstanding cash flow hedges are not subject to netting arrangements between the counterparties.
The notional amount of the outstanding cash flow hedges related to interest rate swap agreements was $450 million as of December 31, 2013 and June 30, 2013.
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
Credit risk of these agreements was not material as of December 31, 2013 and June 30, 2013. The unrealized net gain included in AOCI on the unaudited condensed consolidated balance sheet was $52 million and $34 million at December 31, 2013 and June 30, 2013, respectively. The amounts reclassified from AOCI to the consolidated statements of income for the quarters ended December 31, 2013 and 2012 were not material. The amount of ineffectiveness associated with these derivative instruments was not material.
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
The notional amount of the fair value hedges outstanding related to foreign currency forward contracts was $60 million and $71 million as of December 31, 2013 and June 30, 2013, respectively.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarters ended December 31, 2013 and 2012, we recognized no gain or loss and $1 million of gain, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts.
The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on quoted market prices for the same or similar instruments as of December 31, 2013 and June 30, 2013:

	December 31, 2013		June 30, 2013
(in millions)	Notional Amount	Fair Value of Unrealized Gain/(Loss)	Notional Amount	Fair Value of Unrealized Gain/(Loss)
Foreign Currency Forward Contracts	$60	$—	$71	$—
Interest Rate Swap Agreements	450	52	450	34
Total	$510	$52	$521	$34

NOTE 13. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value as of December 31, 2013 and June 30, 2013:

	As of December 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$987	$987	$—	$—
Other Investments	23	19	4	—
Interest Rate Swap Agreements	52	—	52	—
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Assets	$1,062	$1,006	$56	$—
Financial Liabilities:
Contingent Consideration	$7	$—	$—	$7
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Liabilities	$7	$—	$—	$7

	As of June 30, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,552	$1,552	$—	$—
Other Investments	19	19	—	—
Interest Rate Swap Agreements	34	—	34	—
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Assets	$1,605	$1,571	$34	$—
Financial Liabilities:
Contingent Consideration	$5	$—	$—	$5
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Liabilities	$5	$—	$—	$5

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the unaudited condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments classified as Level 1 were valued based on quoted market prices for identical instruments. Assets classified as Level 2 relate to a portion of other investments not classified as Level 1, foreign currency forward contracts, and interest rate swap agreements. Liabilities classified as Level 2 relate to foreign currency forward contracts. The fair value of other investments classified as Level 2 is determined based on quoted market prices for similar instruments or observable inputs other than quoted market prices. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets at the measurement date from a marketplace participant in settlement of these instruments. See note 12 to the unaudited condensed consolidated financial statements. The amount of assets classified as Level 3 at December 31, 2013 and June 30, 2013 were not material.
Liabilities classified as Level 3 relate to business combination contingent consideration arrangements and are recorded within either “Other Accrued Liabilities” or “Other Liabilities” in the unaudited condensed consolidated balance sheets based on the timing of the associated underlying payments. The corresponding purchase agreements require future payments based on the achievement of certain post-combination performance metrics of the acquired businesses, such as net revenues, gross profit, or date of first commercial sale. The fair values of the expected future payments to be made are primarily estimated by utilizing a Monte Carlo valuation model involving the use of significant unobservable inputs. The future estimated payments are recorded at present value using discount rates adjusted for the level of risk commensurate with each acquired business, and are re-measured at each reporting period. Changes in the estimated fair values of future payments are recorded in the unaudited condensed consolidated statements of income in either “Selling, General and Administrative Expense” or “Research and Development Expense” based on the nature of each acquired business.
The following table summarizes the changes in liabilities classified as contingent consideration:

(in millions)	Total
Future Gross Expected Payments at June 30, 2013	$13
Carrying Value at June 30, 2013	$5
Acquisition Date Fair Value of Contingent Consideration	2
Change in Fair Value Included in Expense	—
Payments	—
Carrying Value at December 31, 2013	$7
Future Gross Expected Payments at December 31, 2013	$16
Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,562 million and $1,572 million as of December 31, 2013 and June 30, 2013, respectively, as compared to the net carrying amounts of $1,455 million and $1,446 million at December 31, 2013 and June 30, 2013, respectively. The fair value of our senior notes at December 31, 2013 and June 30, 2013 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at December 31, 2013 and June 30, 2013, was based on the quoted market prices for either the same or similar debt, which involved the use of observable Level 2 inputs. The fair values of the Rowa debt facility and Vital Signs indebtedness at December 31, 2013 and the Rowa debt facility at June 30, 2013 were determined using discounted cash flow analyses, which approximated carrying values. We considered the interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 9 for further information.
NOTE 14. PRODUCT WARRANTIES
We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The tables below summarize the changes in the carrying amount of the liability for product warranties as of December 31, 2013 and December 31, 2012:

(in millions)
Balance at June 30, 2013	$18
Warranty Accrual	5
Warranty Claims Paid	(4)
Adjustments to Preexisting Accruals	(4)
Balance at December 31, 2013	$15

(in millions)
Balance at June 30, 2012	$31
Warranty Accrual	1
Warranty Claims Paid	(9)
Adjustments to Preexisting Accruals	—
Balance at December 31, 2012	$23
As of December 31, 2013 and December 31, 2012, approximately $4 million and $11 million, respectively, of the ending liability balances related to accruals for product recalls.
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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about our reportable segments for the quarters ended December 31, 2013 and 2012:

(in millions)	Medical Systems	Procedural Solutions	Total
December 31, 2013:
External Revenues	$587	$335	$922
Depreciation and Amortization	32	15	47
Operating Income	109	43	152
December 31, 2012:
External Revenues	$602	$307	$909
Depreciation and Amortization	33	13	46
Operating Income	123	48	171

The following table presents information about our reportable segments for the six months ended December 31, 2013 and 2012:

(in millions)	Medical Systems	Procedural Solutions	Total
December 31, 2013:
External Revenues	$1,111	$641	$1,752
Depreciation and Amortization	64	29	93
Operating Income	183	85	268
December 31, 2012:
External Revenues	$1,153	$593	$1,746
Depreciation and Amortization	65	26	91
Operating Income	225	89	314
The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarters Ended December 31,		Six Months Ended December 31,		As of December 31,	As of June 30,
(in millions)	2013	2012	2013	2012	2013	2013
United States	$709	$709	$1,358	$1,372	$331	$304
International	213	200	394	374	115	105
Total	$922	$909	$1,752	$1,746	$446	$409

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the revenue information for select business lines within each of our reportable segments for the quarters and six months ended December 31, 2013 and 2012:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2013	2012	2013	2012
Medical Systems
Dispensing Technologies	$236	$260	$447	$504
Infusion Systems	247	229	466	432
Respiratory Technologies	96	106	184	203
Other	8	7	14	14
Total Medical Systems	$587	$602	$1,111	$1,153
Procedural Solutions
Infection Prevention	$168	152	$317	$296
Medical Specialties	89	86	178	166
Specialty Disposables	78	69	146	131
Total Procedural Solutions	$335	$307	$641	$593
Total CareFusion	$922	$909	$1,752	$1,746

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. SUBSEQUENT EVENTS
On January 9, 2014, we announced that we entered into a final settlement agreement to resolve government investigations related to prior sales and marketing practices for our ChloraPrep skin preparation product and our relationships with health care professionals. We previously disclosed on April 25, 2013, that we had reached an agreement in principle to pay the government approximately $41 million to resolve the allegations.  We paid the settlement in January 2014, which was previously reserved during the year ended June 30, 2013. See note 11 for further information.

In August 2013, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $750 million of our common stock. During the quarter ended December 31, 2013, we purchased a total of 4.8 million shares under this program for an aggregate of $186 million (excluding commissions and fees). During the six months ended December 31, 2013, we purchased a total of 8.1 million shares under this program for an aggregate of $307 million (excluding commissions and fees). From January 1, 2014 through the date of this filing, we purchased an additional 1.7 million shares under this program for an aggregate of $68 million (excluding commissions and fees).

On February 3, 2014, we drew down $50 million in principal amount under our senior unsecured revolving credit facility.  The proceeds of the draw down will be used for general corporate purposes.  Following the draw down, the remaining credit available under the credit facility was $700 million.

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

Consolidated Results of Operations
Quarter Ended December 31, 2013 Compared to the Quarter Ended December 31, 2012
Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended December 31, 2013 and 2012:

	Quarters Ended December 31,
(in millions)	2013	2012	Change
Revenue	$922	$909	$13
Cost of Products Sold	456	438	18
Gross Profit	466	471	(5)
Selling, General and Administrative Expenses	257	249	8
Research and Development Expenses	47	48	(1)
Restructuring and Acquisition Integration Charges	10	3	7
Operating Income	152	171	(19)
Interest Expense and Other, Net	21	19	2
Income Before Income Tax	131	152	(21)
Provision for Income Tax	34	44	(10)
Income from Continuing Operations	97	108	(11)
Net Income	$97	$108	$(11)
Revenue
The following table presents the revenue information for select business lines within each of our reportable segments for the quarters ended December 31, 2013 and 2012:

	Quarters Ended December 31,
(in millions)	2013	2012	Change
Medical Systems
Dispensing Technologies	$236	$260	$(24)
Infusion Systems	247	229	18
Respiratory Technologies	96	106	(10)
Other	8	7	1
Total Medical Systems	$587	$602	$(15)
Procedural Solutions
Infection Prevention	$168	$152	$16
Medical Specialties	89	86	3
Specialty Disposables	78	69	9
Total Procedural Solutions	$335	$307	$28
Total CareFusion	$922	$909	$13

Revenue in our Medical Systems segment decreased 2% to $587 million for the quarter ended December 31, 2013 compared to the prior fiscal year. The decrease was primarily a result of decreased revenues in the Dispensing Technologies ($24 million) and Respiratory Technologies ($10 million) business lines partially offset by increased revenues in Infusion Systems ($18 million).

Revenue in the Dispensing Technologies business line decreased $24 million to $236 million, primarily due to a decrease in the volume of equipment installations related to a new product release. Revenue in the Infusion Systems business line increased $18 million to $247 million, primarily due to the impact of customers expanding and upgrading their install base. Revenue in the Respiratory Technologies business line decreased $10 million to $96 million, primarily due to the fulfillment of significant government orders in the prior year, partially offset by product sales associated with Intermed Equipamento Medico Hospitalar Ltda ("Intermed"), which we acquired in November 2012.

Revenue in our Procedural Solutions segment increased 9% to $335 million for the quarter ended December 31, 2013 compared to the prior fiscal year. The increase in Procedural Solutions revenue was due to growth in the Infection Prevention ($16 million), Specialty Disposables ($9 million), and Medical Specialties ($3 million) business lines.

Revenue in the Infection Prevention business line increased by $16 million to $168 million, as a result of revenues associated with Sendal, which we acquired in October 2013, and increased sales of our clinically differentiated skin preparation products. Increased revenue in the Specialty Disposables business line of $9 million to $78 million is primarily attributable to increased distribution activities related to bronchial hygiene products. Revenue in the Medical Specialties business line increased by $3 million to $89 million, primarily as a result of continued strength in the drainage category.

Gross Profit and Cost of Products Sold
Gross profit decreased 1% to $466 million during the quarter ended December 31, 2013 compared to the prior fiscal year. As a percentage of revenue, gross margin was 50.5% and 51.8% for the quarters ended December 31, 2013 and 2012, respectively.

The decrease in gross margin during the quarter ended December 31, 2013 was primarily due to product mix associated with lower dispensing equipment installations and higher growth in lower margin product lines.

Selling, General and Administrative and Research and Development Expenses
Selling, General and Administrative (“SG&A”) expenses increased 3% to $257 million during the quarter ended December 31, 2013 compared to the prior fiscal year. The increase was primarily due to costs associated with the operations of Sendal, certain costs associated with the acquisition of Sendal and Vital Signs, and the impact of the medical device excise tax that was implemented in fiscal year 2013 as part of healthcare reform in the United States, which is recorded as a SG&A expense.

Research and Development (“R&D”) expenses decreased $1 million to $47 million during the quarter ended December 31, 2013 compared to the prior year. While we continue to invest in next generation platforms for Medical Systems and Procedural Solutions, R&D expense for Procedural Solutions increased modestly and Medical Systems has decreased due to the current phase of our product development life cycle.

Restructuring and Acquisition Integration Charges
Restructuring and acquisition integration charges increased $7 million to $10 million during the quarter ended December 31, 2013 compared to the prior fiscal year. The increase was primarily due to restructuring plans, which focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

Operating Income
Operating income decreased $19 million, or 11%, to $152 million during the quarter ended December 31, 2013 compared to the prior fiscal year.

Segment profit in our Medical Systems segment decreased $14 million to $109 million during the quarter ended December 31, 2013 compared to the prior fiscal year. The decrease in segment profit was primarily attributable to the impact of lower sales in the Dispensing Technologies and Respiratory Technologies business lines, partially offset by an increase in sales in the Infusion Systems business line.

Segment profit in our Procedural Solutions segment decreased 10% to $43 million during the quarter ended December 31, 2013 compared to the prior fiscal year. The change in segment profit was primarily attributable to increased restructuring and acquisition integration charges and the impact of the medical device excise tax, offset by strong sales across all business lines compared to the prior year.

Interest Expense and Other, Net
Interest expense and other, net increased 11% to $21 million during the quarter ended December 31, 2013 compared to the prior fiscal year. This increase was primarily due to higher interest expenses associated with our senior debt compared to the prior fiscal year.

Provision for Income Tax
Income tax expense decreased by $10 million to $34 million for the quarter ended December 31, 2013 compared to $44 million for the quarter ended December 31, 2012. The effective tax rate for the quarter ended December 31, 2013 was 26.0% compared to 29.1% for the quarter ended December 31, 2012. The decrease in the effective tax rate was primarily due to the recognition of uncertain tax benefits related to the utilization of foreign tax credits and the impact of statutes of limitations closing.

For additional detail regarding the provision for income taxes, see note 10 to the unaudited condensed consolidated financial statements.

Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012
Below is a summary of comparative results of operations and a more detailed discussion of results for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
(in millions)	2013	2012	Change
Revenue	$1,752	$1,746	$6
Cost of Products Sold	863	839	24
Gross Profit	889	907	(18)
Selling, General and Administrative Expenses	505	493	12
Research and Development Expenses	95	95	—
Restructuring and Acquisition Integration Charges	21	5	16
Operating Income	268	314	(46)
Interest Expense and Other, Net	41	38	3
Income Before Income Tax	227	276	(49)
Provision for Income Tax	52	81	(29)
Income from Continuing Operations	175	195	(20)
Loss from Discontinued Operations, Net of Tax	—	(3)	3
Net Income	$175	$192	$(17)
Revenue
The following table presents the revenue information for select business lines within each of our reportable segments for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
(in millions)	2013	2012	Change
Medical Systems
Dispensing Technologies	$447	$504	$(57)
Infusion Systems	466	432	34
Respiratory Technologies	184	203	(19)
Other	14	14	—
Total Medical Systems	$1,111	$1,153	$(42)
Procedural Solutions
Infection Prevention	$317	$296	$21
Medical Specialties	178	166	12
Specialty Disposables	146	131	15
Total Procedural Solutions	$641	$593	$48
Total CareFusion	$1,752	$1,746	$6

Revenue in our Medical Systems segment decreased 4% to $1,111 million for the six months ended December 31, 2013 compared to the prior fiscal year. The decrease was primarily a result of decreased revenues in the Dispensing Technologies ($57 million) and Respiratory Technologies ($19 million) business lines partially offset by increased revenues in Infusion Systems ($34 million).

Revenue in the Dispensing Technologies business line decreased $57 million to $447 million, primarily due to a decrease in the volume of equipment installations related to a new product release. Revenue in the Respiratory Technologies business line decreased $19 million to $184 million, primarily due to the fulfillment of significant government orders in the prior year, partially offset by product sales associated with Intermed, which we acquired in November 2012. Revenue in the Infusion Systems business line increased $34 million to $466 million, primarily due to the impact of new business from competitive displacements and from customers expanding and upgrading their install base.

Revenue in our Procedural Solutions segment increased 8% to $641 million for the six months ended December 31, 2013 compared to the prior fiscal year. The increase in Procedural Solutions revenue was due to growth in the Infection Prevention ($21 million), Specialty Disposables ($15 million), and Medical Specialties ($12 million) business lines.

Revenue in the Infection Prevention business line increased by $21 million to $317 million, as a result of revenues associated with Sendal, which we acquired in October 2013, and increased sales of our clinically differentiated skin preparation products. Increased revenue in the Specialty Disposables business line of $15 million to $146 million is primarily attributable to increased distribution activities related to bronchial hygiene products. Revenue in the Medical Specialties business line increased by $12 million to $178 million, primarily as a result of continued strength in the drainage category.

Gross Profit and Cost of Products Sold
Gross profit decreased 2% to $889 million during the six months ended December 31, 2013 compared to the prior fiscal year. As a percentage of revenue, gross margin was 50.7% and 51.9% for the six months ended December 31, 2013 and 2012, respectively.

The decrease in gross margin during the six months ended December 31, 2013 was primarily due to product mix associated with lower dispensing equipment installations and higher growth in lower margin product lines.

Selling, General and Administrative and Research and Development Expenses
SG&A expenses increased 2% to $505 million during the six months ended December 31, 2013 compared to the prior fiscal year. The increase was primarily due to costs associated with the operations of Sendal, certain costs associated with the acquisition of Sendal and Vital Signs, and the impact of the medical device excise tax that was implemented in fiscal year 2013 as part of healthcare reform in the United States, which is recorded as a SG&A expense.

R&D expenses remained unchanged at $95 million during the six months ended December 31, 2013 compared to the prior year. We continue to invest in next generation platforms for Medical Systems and Procedural Solutions, R&D expense for Procedural Solutions has increased modestly and Medical Systems has decreased due to the current phase of our product development life cycle.

Restructuring and Acquisition Integration Charges
Restructuring and acquisition integration charges increased $16 million to $21 million during the six months ended December 31, 2013 compared to the prior fiscal year. The increase was primarily due to restructuring plans, which focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

Operating Income
Operating income decreased $46 million, or 15%, to $268 million during the six months ended December 31, 2013 compared to the prior fiscal year.

Segment profit in our Medical Systems segment decreased $42 million to $183 million during the six months ended December 31, 2013 compared to the prior fiscal year. The decrease in segment profit was primarily attributable to the impact of lower sales in the Dispensing Technologies and Respiratory Technologies business lines, partially offset by an increase in sales in the Infusion Systems business line.

Segment profit in our Procedural Solutions segment decreased 4% to $85 million during the six months ended December 31, 2013 compared to the prior fiscal year. The change in segment profit was primarily attributable to increased restructuring and acquisition integration charges and the impact of the medical device excise tax, partially offset by strong sales across all business lines compared to the prior year.

Interest Expense and Other, Net
Interest expense and other, net increased 8% to $41 million during the six months ended December 31, 2013 compared to the prior fiscal year. This increase was primarily due to higher interest expenses associated with our senior debt compared to the prior fiscal year.

Provision for Income Tax
Income tax expense decreased by $29 million to $52 million for the six months ended December 31, 2013 compared to $81 million for the six months ended December 31, 2012. The effective tax rate for the six months ended December 31, 2013 was 22.8% compared to 29.4% for the six months ended December 31, 2012. The decrease in the effective tax rate was primarily due to the settlement of tax matters under appeal with the IRS related to fiscal years 2003 through 2005 and the recognition of uncertain tax benefits related to the utilization of foreign tax credits and the impact of statutes of limitations closing, partially offset by adjustments of prior year uncertain tax benefits related to transfer pricing.

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

Loss from Discontinued Operations, Net of Tax
During the six months ended December 31, 2013, we had no discontinued operations, compared to loss from discontinued operations of $3 million for the six months ended December 31, 2012.

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

Our cash and cash equivalents balance at December 31, 2013 was $1,309 million. Of this balance, $1,143 million is held outside of the United States and is denominated in United States dollars as well as other currencies. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million. We believe that our current domestic cash flow from operations and domestic cash balances are sufficient to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. To the extent our foreign operations have generated previously taxed income that will not be subject to additional United States federal income tax, we may decide to repatriate such earnings to the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense, tax or interest.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. This share repurchase program was completed in June 2013. Under this program, we repurchased a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees). In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the six months ended December 31, 2013, we purchased a total of 8.1 million shares under this program for an aggregate of $307 million (excluding commissions and fees). From January 1, 2014 through the date of this filing, we purchased an additional 1.7 million shares under this program for an aggregate of $68 million (excluding commissions and fees). We expect to continue to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.

On January 9, 2014, we announced that we entered into a final settlement agreement to resolve government investigations related to prior sales and marketing practices for our ChloraPrep skin preparation product and our relationships with health care professionals. We previously disclosed on April 25, 2013, that we had reached an agreement in principle to pay the government approximately $41 million to resolve the allegations.  We paid the settlement in January 2014, which was previously reserved during the year ended June 30, 2013. See note 11 for further information.

Sources and Uses of Cash
The following table summarizes our unaudited condensed consolidated statements of cash flows from continuing operations:

	Six Months Ended December 31,
(in millions)	2013	2012	Change
Cash Flow (Used in)/Provided by:
Operating Activities	$297	$257	$40
Investing Activities	$(539)	$(103)	$(436)
Financing Activities	$(259)	$(259)	$—

Six Months Ended December 31, 2013 and 2012
Net operating cash flow from continuing operations increased $40 million to $297 million for the six months ended December 31, 2013 compared to the prior year. The increase in cash flow provided by continuing operations was driven by an increase in cash flow associated with net investment in sale type leases ($72 million), and trade receivables ($12 million). These activities were offset by a decrease in net income adjusted for non-cash items (9 million), a decrease in cash flow associated with accounts payable ($13 million), and other operating activities ($22 million) compared to the prior year.

Net cash used in continuing operations from investing activities increased $436 million for the six months ended December 31, 2013 compared to the prior year. This increase was primarily attributable to net cash paid for acquisitions of Vital Signs ($468 million, net of cash and cash equivalents acquired, less estimated net working capital adjustments), and Sendal ($40 million).

Net cash used in continuing operations from financing activities for the six months ended December 31, 2013 and 2012 was $259 million. This is largely a result of increased cash used for share repurchases ($301 million) during the six months ended December 31, 2013 as compared to no cash used for share repurchases during the six months ended December 31, 2012 and the repayment of senior notes ($250 million) upon maturity in the prior year. During the six months ending December 31, 2013, more cash was generated from stock options exercises ($44 million) as compared to the prior year. As of December 31, 2013, $6 million in share repurchase transactions were pending trade settlement. This amount was recorded in our unaudited condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

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

At December 31, 2013, we had no amounts outstanding under our senior unsecured revolving credit facility.

On February 3, 2014, we drew down $50 million in principal amount under our senior unsecured revolving credit facility.  The proceeds of the draw down will be used for general corporate purposes.  Following the draw down, the remaining credit available under the credit facility was $700 million.
For additional detail regarding our senior unsecured revolving credit facility, see note 9 to the unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements and Contractual Obligations
At December 31, 2013, we did not have any off-balance sheet arrangements.

In our 2013 Annual Report on Form 10-K, filed with the SEC on August 9, 2013, we disclosed our contractual obligations as of June 30, 2013, including estimated payments due by fiscal year. In addition to those contractual obligations, we now expect that we will make payments in connection with pending acquisition transactions, as well as payments to the IRS related to ongoing appeals of prior tax years under audit. As further discussed in note 2 to the unaudited condensed consolidated financial statements, we have entered into agreements to acquire Vital Signs and to acquire a non-controlling interest in CME. The first closing of the Vital Signs transaction occurred on December 30, 2013, pursuant to which we paid approximately $473 million in cash. We expect to pay the remainder of the $500 million purchase price, subject to adjustments for net working capital, upon completion of the acquisition of the assets of the remaining international operations of Vital Signs, pending successful regulatory review and customary closing conditions. In connection with the CME transaction, we expect to invest approximately $100 million, subject to typical adjustments, for a 40 percent non-controlling interest in CME. We expect to complete the investment in CME by March 31, 2014, subject to certain closing conditions. In addition to payments associated with the Vital Signs and CME transactions, we expect that we will make payments to the IRS related to ongoing appeals of prior tax years under audit. We are currently before the IRS Appeals office for fiscal years 2006 through 2007. In addition, we have commenced federal income tax audits for fiscal years 2008 through 2012. We believe that we have provided adequate reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment. Further, even if we are adequately reserved for these matters, final settlement would require us to make a cash payment to the IRS, which could be material. If we determine to repatriate foreign cash or utilize our revolving credit facility to fund these or other payments, it may result in increased costs.

Other than as discussed above, at December 31, 2013 we had no material changes related to contractual obligations since June 30, 2013. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

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

The notional amount of forward interest rate swap derivative instruments outstanding was $450 million as of December 31, 2013 and June 30, 2013, with an estimated fair value gain of approximately $52 million and $34 million, respectively. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates.

As of December 31, 2013, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our five-year senior unsecured revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At December 31, 2013, there were no outstanding amounts under our senior unsecured revolving credit facility. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our company’s purchases of equity securities during the quarter ended December 31, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publically Announced Program[1,2]
October 1 - 31, 2013	2,098,911	$38.32	2,098,911	$549
November 1 - 30, 2013	937,011	39.18	937,011	512
December 1 - 31, 2013	1,755,643	39.46	1,755,643	443
Total	4,791,565	38.91	4,791,565	$443
________________

1 In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock.  Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the quarter and six months ended December 31, 2013, we purchased a total of 4.8 million and 8.1 million shares under this program for an aggregate of $186 million and $307 million (excluding commissions and fees), respectively. From January 1, 2014 through the date of this filing, we purchased an additional 1.7 million shares under this program for an aggregate of $68 million (excluding commissions and fees). We expect to continue to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.
2 Dollars in millions.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1
Amended and Restated Certificate of Incorporation of CareFusion Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 6, 2013, File No. 1-34273).

3.2	Amended and Restated By-Laws of CareFusion Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 6, 2013, File No. 1-34273).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREFUSION CORPORATION

Date: February 6, 2014	By:	/s/ James F. Hinrichs
James F. Hinrichs,
Chief Financial Officer
(Principal financial officer and duly authorized signatory)