Form 10-Q
period 2014-03-31
CAREFUSION Corp
filed 2014-05-06
CIK 1457543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, as of April 18, 2014 was 207,312,079.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2014	2013	2014	2013
Revenue	$968	$901	$2,720	$2,647
Cost of Products Sold	496	425	1,359	1,264
Gross Profit	472	476	1,361	1,383
Selling, General and Administrative Expenses	258	244	763	737
Research and Development Expenses	47	47	142	142
Restructuring and Acquisition Integration Charges	9	9	30	14
Reserve for Expected Government Settlement	—	41	—	41
Share of Net (Earnings) Loss of Equity Method Investee	(1)	—	(1)	—
Operating Income	159	135	427	449
Interest Expense and Other, Net	27	17	68	55
Income Before Income Tax	132	118	359	394
Provision for Income Tax	30	34	82	115
Income from Continuing Operations	102	84	277	279
Loss from Discontinued Operations, Net of Tax	—	—	—	(3)
Net Income	$102	$84	$277	$276
PER SHARE AMOUNTS:
Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.49	$0.38	$1.31	$1.25
Discontinued Operations	$—	$—	$—	$(0.01)
Basic Earnings per Common Share	$0.49	$0.38	$1.31	$1.24
Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.48	$0.37	$1.29	$1.24
Discontinued Operations	$—	$—	$—	$(0.01)
Diluted Earnings per Common Share	$0.48	$0.37	$1.29	$1.23
Weighted-Average Number of Common Shares Outstanding:
Basic	208.0	222.5	210.8	222.4
Diluted	211.1	225.6	214.0	225.0
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2014	2013	2014	2013
Net Income	$102	$84	$277	$276
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	5	(13)	24	12
Unrealized (Loss) Gain on Derivatives	(16)	11	(5)	16
	(11)	(2)	19	28
Comprehensive Income, Net of Tax	$91	$82	$296	$304
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except per share data)	March 31, 2014	June 30, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,269	$1,798
Trade Receivables, Net	454	429
Current Portion of Net Investment in Sales-Type Leases	300	351
Inventories, Net	460	384
Prepaid Expenses	33	30
Other Current Assets	223	141
Total Current Assets	2,739	3,133
Property and Equipment, Net	442	409
Net Investment in Sales-Type Leases, Less Current Portion	981	1,001
Goodwill	3,307	3,081
Intangible Assets, Net	1,043	793
Investments in Unconsolidated Entities	95	—
Other Assets	56	136
Total Assets	$8,663	$8,553
LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$457	$2
Accounts Payable	199	147
Deferred Revenue	69	51
Accrued Compensation and Benefits	146	150
Other Accrued Liabilities	203	242
Total Current Liabilities	1,074	592
Long-Term Obligations, Less Current Portion	999	1,444
Deferred Income Taxes	728	638
Other Liabilities	461	493
Total Liabilities	3,262	3,167
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued – None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued – 233.7 and 229.4 shares at March 31, 2014 and June 30, 2013, respectively	2	2
Treasury Stock, at cost, 26.1 and 15.5 shares at March 31, 2014 and June 30, 2013, respectively	(915)	(505)
Additional Paid-In Capital	5,015	4,886
Retained Earnings	1,325	1,048
Accumulated Other Comprehensive Loss	(26)	(45)
Total Stockholders’ Equity	5,401	5,386
Total Liabilities and Stockholders’ Equity	$8,663	$8,553
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2014	2013
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,798	$1,648
Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$—	$(1)
Cash Flows from Operating Activities:
Net Income	277	276
Loss from Discontinued Operations	—	(3)
Income from Continuing Operations	277	279
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	146	137
Other Non-Cash Items	47	63
Change in Operating Assets and Liabilities, Excluding Impact of Acquired Assets and Assumed Liabilities:
Trade Receivables	4	6
Inventories	(32)	(6)
Net Investment in Sales-Type Leases	70	8
Accounts Payable	38	4
Other Accrued Liabilities and Operating Items, Net	(95)	(66)
Net Cash Provided by Operating Activities – Continuing Operations	455	425
Net Cash Provided by Operating Activities – Discontinued Operations	—	1
Net Cash Provided by Operating Activities	455	426
Cash Flows from Investing Activities:
Cash Paid for Acquisitions, Net of Cash Received	(517)	(66)
Cash Paid for Investments in Unconsolidated Entities	(94)	—
Additions to Property and Equipment	(61)	(63)
Other Investing Activities	(2)	(14)
Net Cash Used in Investing Activities – Continuing Operations	(674)	(143)
Net Cash Used in Investing Activities	(674)	(143)
Cash Flows from Financing Activities:
Repayment of Long-Term Obligations	(2)	(251)
Share Repurchase Programs	(407)	(108)
Proceeds from Issuance of Debt, Net	(1)	298
Proceeds from Stock Option Exercises	93	43
Other Financing Activities	(7)	(13)
Net Cash Used in Financing Activities – Continuing Operations	(324)	(31)
Net Cash Used in Financing Activities	(324)	(31)
Effect of Exchange Rate Changes on Cash	14	6
Net (Decrease) Increase in Cash and Cash Equivalents – Continuing Operations	(529)	257
Net Increase in Cash and Cash Equivalents – Discontinued Operations	—	1
Net (Decrease) Increase in Cash and Cash Equivalents	(529)	258
Cash and Cash Equivalents at March 31, Attributable to Continuing Operations	$1,269	$1,905
Cash and Cash Equivalents at March 31, Attributable to Discontinued Operations	$—	$—
Non-Cash Investing and Financing Activities:
Asset Acquired by Entering into Capital Lease	$4	$—
Share Repurchase Programs	$3	$4
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
Procedural Solutions. The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments business lines. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits, single-use consumables for respiratory care and anesthesiology, and oxygen masks used in respiratory therapy.

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

NOTE 2. ACQUISITIONS
Acquisition of Vital Signs
On November 18, 2013, we announced the signing of a definitive agreement to acquire the Vital Signs business of General Electric Company’s Healthcare division (“Vital Signs”) for $500 million. Vital Signs is a leading manufacturer of single-use consumables for respiratory care and anesthesiology, and also markets products for temperature management and patient monitoring consumables. On December 30, 2013, in connection with the first closing of this transaction, we acquired the outstanding equity of certain entities included within the Vital Signs business and other business assets and liabilities in the U.S., China and certain other geographies using approximately $473 million of cash on hand. In March 2014, we completed the second closing of this transaction related to various countries using approximately $17 million of cash on hand. The balance of the purchase price will be paid upon completion of the acquisition of the assets of the remaining international operations of Vital Signs, pending successful regulatory review and customary closing conditions. The purchase prices associated with the first two closings and future closings are subject to adjustments for net working capital, to be determined within 90 days following the applicable closing date. The results of the first two closings of this transaction are included in the Procedural Solutions segment commencing from the applicable acquisition date.

The transaction has been accounted for as a business combination and requires, among other things, that assets acquired and liabilities assumed are recognized at their fair values as of the acquisition date.

Based on our preliminary estimates of the net working capital adjustment, and net of cash and cash equivalents acquired, we determined a net purchase price associated with the first and second closings, as set forth below. The following table summarizes the preliminary allocation of the net purchase price to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the first and second closings, based on their estimated fair values at the applicable acquisition date. Certain estimated values, including goodwill, intangible assets and deferred income taxes, are not yet finalized pending the final settlement of the purchase price and purchase price allocations and are subject to change once additional information is obtained. Balances are reflected in the accompanying condensed consolidated balance sheets as of March 31, 2014.

(in millions)	First Closing	Second Closing
Cash Paid	$473	$17
Cash and Cash Equivalents Acquired, Less Estimated Net Working Capital Adjustments	(13)	—
Net Purchase Price	$460	$17

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	First Closing	Second Closing
Trade Receivables	$20	$—
Inventories	31	8
Other Current Assets	13	—
Property and Equipment	35	—
Intangible Assets	302	—
Goodwill	207	10
Current Liabilities and Borrowings	(41)	(1)
Deferred Income Taxes	(102)	—
Other Long-Term Liabilities	(5)	—
Net Assets Acquired	$460	$17

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

Various factors contributed to the establishment of goodwill, including an expanded global footprint and scale, Vital Signs’ history of operating margins and profitability, and the opportunity for us to generate revenue by supplementing our existing respiratory and anesthesia consumables product portfolios. The goodwill recognized from the Vital Signs acquisition may be deductible for tax purposes to the extent related to the acquisition of identifiable intangible assets. All goodwill from the Vital Signs acquisition was assigned to the Procedural Solutions segment.

Deferred income taxes result from fair value adjustments to identifiable intangible assets. In a stock acquisition associated with the purchase of a business, the fair value adjustments create excess book basis over the tax basis of those assets for which we record deferred income tax liabilities using the statutory tax rate for the jurisdiction in which the deferred income taxes exist.

In connection with the Vital Signs transaction, we recorded acquisition costs of approximately $4 million in Selling, General and Administrative expenses for the nine months ended March 31, 2014, for advisory, legal, regulatory and other related costs. During the quarter ended March 31, 2014, acquisition costs related to the Vital Signs transaction were not material.
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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENTS IN UNCONSOLIDATED ENTITIES
Investments in unconsolidated entities in privately held companies include equity investments accounted for under the equity method based on the ability to exert significant influence and equity investments accounted for under the cost method based on the lack of significant influence and readily determinable fair value. The following table sets forth information relating to these investments:

(in millions)	March 31, 2014	June 30, 2013
Equity Method Investments
Cost	$90	$—
Share of Net Earnings of Equity Method Investee	1	—
Carrying Value of Equity Method Investments	$91	$—
Cost Method Investments
Carrying Value of Cost Method Investments	$4	$—
Total Investments in Unconsolidated Entities	$95	$—

The investments accounted for under the equity method consist of a 40 percent non-controlling equity interest in Caesarea Medical Electronics Ltd. (“CME”), a global infusion pump manufacturer. CME, headquartered in Israel, designs, manufactures and markets a range of infusion and syringe pumps as well as related accessories and disposable administration sets for both homecare and hospital settings. We completed this investment transaction in March 2014 and received a 40 percent non-controlling equity interest in CME for approximately $89 million, which we funded with existing cash on hand. CME continues to operate independently from us. Additionally, we have the right to increase our ownership percentage by purchasing an additional 40 percent equity interest of CME ("Call Option"), exercisable any time before March 2017. The seller also has the right to require CareFusion to acquire the remaining 60 percent of CME ("Put Option"), which is exercisable only upon certain conditions, one of which is if we fail to exercise our Call Option. The Call Option and Put Option were deemed to be freestanding financial instruments. The Call Option does not meet the definition of a derivative and the Put Option's fair value is not material to warrant separate accounting. The Company determined that CME did not meet the definition of a Variable Interest Entity ("VIE").

NOTE 4. EARNINGS PER SHARE
For the quarters and nine months ended March 31, 2014 and 2013, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.
The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters and nine months ended March 31, 2014 and 2013:

	Quarters Ended March 31,		Nine Months Ended March 31,
(shares in millions)	2014	2013	2014	2013
Denominator for Basic Earnings per Share	208.0	222.5	210.8	222.4
Effect of Dilutive Securities:
Stock Options	2.0	1.9	2.1	1.4
Restricted Stock Units and Performance Stock Units	1.1	1.2	1.1	1.2
Denominator for Diluted Earnings per Share - Adjusted for Dilutive Securities	211.1	225.6	214.0	225.0

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The potentially dilutive stock options, restricted stock units and performance stock units that would have been excluded because the effect would have been antidilutive was 1.7 million and 1.7 million for the quarter and nine months ended March 31, 2014, respectively, as compared to 4.0 million and 6.5 million for the quarter and nine months ended March 31, 2013, respectively.
Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. This share repurchase program was completed in June 2013. Under this program, we repurchased a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees). In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the quarter ended March 31, 2014, we purchased a total of 2.5 million shares under this program for an aggregate of $103 million (excluding commissions and fees). During the nine months ended March 31, 2014, we purchased a total of 10.6 million shares under this program for an aggregate of $410 million (excluding commissions and fees). From April 1, 2014 through the date of this filing, we purchased an additional 0.9 million shares under this program for an aggregate of $35 million (excluding commissions and fees). We expect to continue to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.

NOTE 5. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES
Restructuring and acquisition integration charges are expensed as incurred.
The following is a summary of restructuring and acquisition integration charges for the quarters and nine months ended March 31, 2014 and 2013:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2014	2013	2014	2013
Restructuring Charges	$7	$9	$28	$14
Acquisition Integration Charges	2	—	2	—
Total Restructuring and Acquisition Integration Charges	$9	$9	$30	$14
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
The following tables include information regarding our current restructuring programs:

	Nine Months Ended March 31, 2014
(in millions)	Accrued at June 30, 2013[1]	Accrued Costs	Cash Payments	Accrued at March 31, 2014[1]
Total Restructuring Programs	$7	$28	$(22)	$13
________________
1 Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended March 31, 2013
(in millions)	Accrued at June 30, 2012[1]	Accrued Costs[2]	Cash Payments	Accrued at March 31, 2013[1]
Total Restructuring Programs	$10	$14	$(15)	$9
________________
1 Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.
2 Cash payments associated with accrued restructuring costs are expected to occur through the end of fiscal year 2015.

The following table segregates our restructuring charges into our reportable segments for the quarters and nine months ended March 31, 2014 and 2013:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2014	2013	2014	2013
Medical Systems	$3	$7	$16	$10
Procedural Solutions	4	2	12	4
Total Restructuring Charges	$7	$9	$28	$14

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

NOTE 6. INVENTORIES
Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

(in millions)	March 31, 2014	June 30, 2013
Raw Materials	$169	$141
Work-in-Process	31	23
Finished Goods	312	264
	512	428
Reserve for Excess and Obsolete Inventories	(52)	(44)
Inventories, Net	$460	$384

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. FINANCING RECEIVABLES
Our net investment in sales-type leases comprises our portfolio of financing receivables, which primarily arise from the leasing of our dispensing equipment. The methodology for determining our allowance for credit losses is mainly based on the collective population of this portfolio segment. Allowances for credit losses on the entire portfolio are based on historical experience loss rates and the potential impact of anticipated changes in business practices, market dynamics, and economic conditions. We also reserve individual balances based on the evaluation of customers’ specific circumstances. We write off amounts that are deemed uncollectible. Financing receivables are generally considered past due 30 days after the billing date. We do not accrue interest on past due financing receivables.
The change in the allowance for credit losses on financing receivables for the nine months ended March 31, 2014 consisted of the following:

(in millions)
Balance of allowance for credit losses at June 30, 2013	$7
Charge-offs	—
Recoveries	—
Provisions	—
Balance of allowance for credit losses at March 31, 2014	$7
The following table summarizes the credit losses and recorded investment in sales-type leases as of March 31, 2014:

(in millions)
Allowance for credit losses:
Balance at March 31, 2014	$7
Balance: individually evaluated for impairment	$2
Balance: collectively evaluated for impairment	$5
Net Investment in Sales-Type Leases:
Balance at March 31, 2014	$1,281
Balance: individually evaluated for impairment	$3
Balance: collectively evaluated for impairment	$1,278

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2013	$3,081
Goodwill Acquired, Net of Purchase Price Adjustments	223
Foreign Currency Translation Adjustments	3
Balance at March 31, 2014	$3,307
As of March 31, 2014, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,106 million and $1,201 million, respectively. As of June 30, 2013, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,103 million and $978 million, respectively. The amount set forth above for goodwill acquired reflects the impact of business acquisitions. See note 2 for further information.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets
Intangible assets with definite lives are amortized over their useful lives which range from 1 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
March 31, 2014
Unamortized Intangibles:
Trademarks	Indefinite	307	—	307
Total Unamortized Intangibles		307	—	307
Amortized Intangibles:
Trademarks and Patents[1]	10	99	53	46
Developed Technology[2]	10	450	233	217
Customer Relationships[1]	18	745	295	450
Other	7	61	38	23
Total Amortized Intangibles	14	1,355	619	736
Total Intangibles		$1,662	$619	$1,043
June 30, 2013
Unamortized Intangibles:
In-Process Research and Development[2]	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307
Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	88	47	41
Developed Technology	9	368	200	168
Customer Relationships	16	480	275	205
Other	7	61	34	27
Total Amortized Intangibles	12	997	556	441
Total Intangibles		$1,349	$556	$793
________________
1 During the quarter ended December 31, 2013, we acquired Vital Signs, which resulted in recognition of $261 million of customer relationships, $31 million of developed technology, and $10 million of trademarks and patents, which have estimated weighted average useful lives of 20 years, 7 years and 6 years, respectively.
2 During the quarter ended March 31, 2014, we reclassified in-process research and development associated with the Medegen acquisition to developed technology due to commercialization. The developed technology will be amortized over 15 years.
Amortization expense is as follows:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2014	2013	2014	2013
Amortization Expense	$25	$19	$62	$56
Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2014	2015	2016	2017	2018
Amortization Expense	$86	$85	$86	$81	$70

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The summary of activity of comprehensive income (loss) for the quarter and nine months ended March 31, 2014 is as follows:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Quarter Ended March 31, 2014
Foreign Currency Translation Adjustments:
Translation Adjustments Arising During the Period	$5	$—	$5
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Foreign Currency Translation Adjustments	5	—	5
Interest Rate Swaps:
Unrealized Gain (Loss) Arising During the Period	(26)	10	(16)
Reclassification Adjustment Recognized in Net Income	—	—	—
Net Gain (Loss) on Interest Rate Swaps	(26)	10	(16)
Total Other Comprehensive Income (Loss)	$(21)	$10	$(11)

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Nine Months Ended March 31, 2014
Foreign Currency Translation Adjustments:
Translation Adjustments Arising During the Period	$26	$(2)	$24
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Foreign Currency Translation Adjustments	26	(2)	24
Interest Rate Swaps:
Unrealized Gains (Loss) Arising During the Period	(8)	3	(5)
Reclassification Adjustment Recognized in Net Income	—	—	—
Net Gain (Loss) on Interest Rate Swaps	(8)	3	(5)
Total Other Comprehensive Income (Loss)	$18	$1	$19

Reclassification adjustment gains and losses are included in the unaudited condensed consolidated statements of income in “Interest Expense and Other, Net”.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS
Borrowings consisted of the following:

(in millions)	March 31, 2014	June 30, 2013
Senior Notes due 2014, 5.125% Less Unamortized Discount of $0.7 million at March 31, 2014 and $1.8 million at June 30, 2013, Effective Rate 5.49%	$449	$448
Senior Notes due 2019, 6.375% Less Unamortized Discount of $9.9 million at March 31, 2014 and $11.0 million at June 30, 2013, Effective Rate 6.69%	690	689
Senior Notes due 2023, 3.300% Less Unamortized Discount of $2.0 million at March 31, 2014 and $2.2 million at June 30, 2013, Effective Rate 3.39%	298	298
Euro Denominated Debt, Interest Averaging 3.52% at March 31, 2014 and 3.53% at June 30, 2013, Due in Varying Installments through 2020	10	11
Other Obligations; Interest Averaging 6.45% at March 31, 2014 and 12.43% at June 30, 2013, Due in Varying Installments through 2017	9	—
Total Borrowings	1,456	1,446
Less: Current Portion	457	2
Long-Term Portion	$999	$1,444

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

Euro Denominated Debt. In connection with our acquisition of Rowa Automatisierungssysteme GmbH (“Rowa”) on August 1, 2011, we assumed a 9 million Euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are payable in quarterly or semi-annual installments, with the final payment due September 30, 2020. At March 31, 2014 and June 30, 2013, the aggregate outstanding balance on these loans was $10 million and $11 million, respectively.

Revolving Credit Facility. In July 2011, we entered into a five-year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million. Effective as of December 10, 2012, we increased the aggregate commitments available under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility.

On February 3, 2014, we drew down $50 million in principal amount under our five-year senior unsecured revolving credit facility.  The proceeds of the draw down were used for general corporate purposes. We repaid this loan on February 13, 2014.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective February 13, 2014, we amended and restated our five-year senior unsecured revolving credit facility. This modification, among other things (i) extends the maturity date of the credit facility from July 6, 2016 to February 13, 2019; (ii) includes lower applicable interest rates; (iii) subject to certain conditions, provides CareFusion the option to increase the commitments under the credit facility by up to $250 million, to the extent that existing or new lenders agree to provide such additional commitments; (iv) includes a $25 million letter of credit sub-facility; and (v) provides additional flexibility for borrowings in currencies other than U.S. dollars. The other material terms of the credit facility, including covenants, remain unchanged. Borrowings under the amended and restated credit facility bear interest at a rate per annum that is comprised of a reference rate, which is generally based on the British Bankers Association LIBOR Rate, Federal Funds Rate, or prime rate, plus an applicable margin, which varies based upon CareFusion’s debt ratings. The amended and restated credit facility also requires us to pay a quarterly commitment fee to the lenders under the amended and restated credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings. The amended and restated credit facility contains several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, dispositions, and transactions with affiliates. In addition, the amended and restated credit facility contains financial covenants requiring us to maintain a consolidated leverage ratio of no more than 3.50:1.00 as of the end of any period of four fiscal quarters, and a consolidated interest coverage ratio of at least 3.50:1.00 as of the end of any period of the most recent four fiscal quarters. The amended and restated credit facility is subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control. We were in compliance with all of the amended and restated credit facility covenants at March 31, 2014.

At March 31, 2014 and June 30, 2013, there were no amounts outstanding under the amended and restated credit facility or the five-year senior unsecured revolving credit facility.

Other Obligations. We maintain other obligations that consist primarily of additional notes, loans and capital leases, which were $9 million at March 31, 2014 (net of an unamortized discount of $1 million) and were not material at June 30, 2013. Obligations related to capital leases are secured by the underlying assets, and the discount on principal balance is amortized to interest expense utilizing the effective interest rate method. Included within this $9 million was a 24 million Chinese Yuan debt facility that we assumed in connection with our acquisition of Vital Signs. This loan has an annual interest rate of 5.60% and is payable in monthly installments, with the final payment due May 30, 2014. At March 31, 2014, the aggregate outstanding balance on this loan was $4 million.
Letters of Credit and Bank Guarantees. At March 31, 2014 and June 30, 2013, we had $27 million and $24 million, respectively, of letters of credit and bank guarantees outstanding.

NOTE 11. INCOME TAXES
The effective tax rate was 23.0% and 22.9% for the quarter and nine months ended March 31, 2014, respectively, as compared to 28.6% and 29.2% for the quarter and nine months ended March 31, 2013, respectively.

The difference between the effective tax rate for the quarter ended March 31, 2014 and the U.S. federal statutory rate of 35% is attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate and a tax settlement with foreign tax authorities, offset partially by unfavorable adjustments related to the United States taxation of certain foreign earnings as Subpart F income. The settlement with the foreign tax authorities resulted in a reduction in tax liability of $10 million, which was recorded in the consolidated statements of income in "Provision for Income Tax". In connection with this settlement, the Company also recorded a loss of $10 million related to the write down of an indemnification receivable related to the tax liability, which is reflected in the consolidated statements of income in "Interest Expense and Other, Net," Accordingly, the impact of this settlement on net income was zero.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the quarter ended December 31, 2010, we received an IRS Revenue Agent’s Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries. Additionally, during the quarter ended March 31, 2014, we received Notices of Proposed Adjustment for fiscal years 2008 and 2009 for additional taxes related to certain foreign earnings. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. We are currently before the IRS Appeals office for fiscal years 2006 and 2007, and continue to engage in substantive discussions related to these fiscal years. Upon completion of the IRS audit for fiscal years 2008 and 2009, we expect to appeal the Notices of Proposed Adjustment related to the taxation of certain foreign earnings.

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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

FDA Consent Decree. We are operating under an amended consent decree with the FDA related to our infusion pump business in the United States. We entered into a consent decree with the FDA in February 2007 related to our Alaris SE pumps, and in February 2009, we and the FDA amended the consent decree to include all infusion pumps manufactured by or for CareFusion 303, Inc., our subsidiary that manufactures and sells infusion pumps in the United States. The amended consent decree does not apply to intravenous administration sets and accessories.While we remain subject to the amended consent decree, which includes the requirements of the consent decree, we have made substantial progress in our compliance efforts. In accordance with the consent decree, we reconditioned Alaris SE pumps that had been seized by the FDA, remediated Alaris SE pumps in use by customers, and had an independent expert inspect the Alaris SE pump facilities and provide a certification to the FDA as to compliance. As a result of these efforts, in January 2010, we announced that the FDA had given us permission to resume the manufacturing and marketing of our Alaris SE pumps. In accordance with the amended consent decree, and in addition to the requirements of the original consent decree, we also implemented a corrective action plan to bring the Alaris System and all other infusion pumps in use in the United States market into compliance, had our infusion pump facilities inspected by an independent expert, and had our recall procedures and all ongoing recalls involving our infusion pumps inspected by an independent recall expert. In July 2010, the FDA notified us that we can proceed to the audit inspection phase of the amended consent decree, which includes the requirement to retain an independent expert to conduct periodic audits of our infusion pump facilities. The amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the amended consent decree, up to $15 million per year.
We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of March 31, 2014, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves associated with compliance with the amended consent decree.

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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes the fair value of our assets related to derivatives designated as hedging instruments including the impact of master netting arrangements and rights of offset as of March 31, 2014 and June 30, 2013:

			Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts		Financial Instruments		Net Amount
(in millions)	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013
Assets:
Derivatives Designated as Hedging Instruments:
Forward Interest Rate Swap Agreements[1]	$31	$34	$(4)	$—	$27	$34
Total Assets	$31	$34	$(4)	$—	$27	$34

Liabilities:
Derivatives Designated as Hedging Instruments:
Forward Interest Rate Swap Agreements[2]	$5	$—	$(4)	$—	$1	$—
Total Liabilities	$5	$—	$(4)	$—	$1	$—
________________
1 All forward interest rate swap agreements classified as derivative assets are recorded as “Other Current Assets” or “Other Assets” in the unaudited condensed consolidated balance sheets, depending on the expected settlement dates.
2 All forward interest rate swap agreements classified as derivative liabilities are recorded as “Other Current Liabilities” or “Other Liabilities” in the unaudited condensed consolidated balance sheets, depending on the expected settlement dates.

Cash Flow Hedges. We may enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts with various counterparties to hedge the variability in future interest rates due to changes in the benchmark interest rate that may impact the variability of expected future cash flows. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain (loss) on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of interest rate swap contract and foreign currency forward contract cash flow hedges, if any, is included in the unaudited condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.
No foreign currency forward contracts were outstanding at March 31, 2014 and June 30, 2013. At March 31, 2014 and June 30, 2013, we held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

associated with our debt. The outstanding cash flow hedges are not subject to netting arrangements between the counterparties.
The notional amount of the outstanding cash flow hedges related to interest rate swap agreements was $670 million and $450 million as of March 31, 2014 and June 30, 2013, respectively.
During the quarter ended March 31, 2014, we entered into forward interest rate swap agreements with the aggregate notional amount totaling $220 million. These agreements hedge the variability in future interest rates due to changes in the benchmark interest rate that may impact the variability of expected future cash flows.
During the year ended June 30, 2012, we entered into forward interest rate swap agreements with the aggregate notional amount totaling $750 million. During the year ended June 30, 2013, the forward interest swap agreement with an aggregate notional amount totaling $300 million expired. These agreements hedge the variability in future interest rates due to changes in the benchmark interest rate.
Credit risk of these agreements was not material as of March 31, 2014 and June 30, 2013. The unrealized net gain included in AOCI on the consolidated balance sheet was $26 million and $34 million at March 31, 2014 and June 30, 2013, respectively. The amounts reclassified from AOCI to the consolidated statements of income for the quarters and nine months ended March 31, 2014 and 2013 were not material. There was no ineffectiveness associated with these derivative instruments for the quarter and nine months ended March 31, 2014.
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
The notional amount of the fair value hedges outstanding related to foreign currency forward contracts was $59 million and $71 million as of March 31, 2014 and June 30, 2013, respectively.

During the quarters ended March 31, 2014 and 2013, we recognized $1 million of loss, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts. During the nine months ended March 31, 2014 and 2013, we recognized $3 million and $1 million of loss, respectively, within “Interest Expense and Other, Net”, for foreign currency forward contracts.
The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on quoted market prices for the same or similar instruments as of March 31, 2014 and June 30, 2013:

	March 31, 2014		June 30, 2013
(in millions)	Notional Amount	Fair Value of Unrealized Gain/(Loss)	Notional Amount	Fair Value of Unrealized Gain/(Loss)
Foreign Currency Forward Contracts	$59	$—	$71	$—
Interest Rate Swap Agreements	670	26	450	34
Total	$729	$26	$521	$34

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value as of March 31, 2014 and June 30, 2013:

	As of March 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$952	$952	$—	$—
Other Investments	23	20	3	—
Interest Rate Swap Agreements	31	—	31	—
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Assets	$1,006	$972	$34	$—
Financial Liabilities:
Contingent Consideration	$7	$—	$—	$7
Interest Rate Swap Agreements	5	—	5	—
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Liabilities	$12	$—	$5	$7

	As of June 30, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,552	$1,552	$—	$—
Other Investments	19	19	—	—
Interest Rate Swap Agreements	34	—	34	—
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Assets	$1,605	$1,571	$34	$—
Financial Liabilities:
Contingent Consideration	$5	$—	$—	$5
Foreign Currency Forward Contracts	—	—	—	—
Total Financial Liabilities	$5	$—	$—	$5

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the unaudited condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments classified as Level 1 were valued based on quoted market prices for identical instruments. Assets classified as Level 2 relate to a portion of other investments not classified as Level 1, foreign currency forward contracts, and interest rate swap agreements. Liabilities classified as Level 2 relate to foreign currency forward contracts and interest rate swap agreements. The fair value of other investments classified as Level 2 is determined based on quoted market prices for similar instruments or observable inputs other than quoted market prices. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets at the measurement date from a marketplace participant in settlement of these instruments. See note 13 to the unaudited condensed consolidated financial statements. The amount of assets classified as Level 3 at March 31, 2014 and June 30, 2013 were not material.
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
The following table summarizes the changes in liabilities classified as contingent consideration:

(in millions)	Total
Future Gross Expected Payments at June 30, 2013	$13
Carrying Value at June 30, 2013	$5
Acquisition Date Fair Value of Contingent Consideration	2
Change in Fair Value Included in Expense	—
Payments	—
Carrying Value at March 31, 2014	$7
Future Gross Expected Payments at March 31, 2014	$16
Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $1,557 million and $1,572 million as of March 31, 2014 and June 30, 2013, respectively, as compared to the net carrying amounts of $1,456 million and $1,446 million at March 31, 2014 and June 30, 2013, respectively. The fair value of our senior notes at March 31, 2014 and June 30, 2013 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at March 31, 2014 and June 30, 2013, was based on the quoted market prices for either the same or similar debt, which involved the use of observable Level 2 inputs. The fair values of the Rowa debt facility and Vital Signs indebtedness at March 31, 2014 and the Rowa debt facility at June 30, 2013 were determined using discounted cash flow analyses, which approximated carrying values. We considered the interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 10 for further information.

NOTE 15. PRODUCT WARRANTIES
We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.
The tables below summarize the changes in the carrying amount of the liability for product warranties as of March 31, 2014 and March 31, 2013:

(in millions)
Balance at June 30, 2013	$18
Warranty Accrual	9
Warranty Claims Paid	(5)
Adjustments to Preexisting Accruals	(6)
Balance at March 31, 2014	$16

(in millions)
Balance at June 30, 2012	$31
Warranty Accrual	7
Warranty Claims Paid	(16)
Adjustments to Preexisting Accruals	(3)
Balance at March 31, 2013	$19
As of March 31, 2014 and March 31, 2013, approximately $4 million and $7 million, respectively, of the ending liability balances related to accruals for product recalls.

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
Procedural Solutions. The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments business lines. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable IV infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits, single-use consumables for respiratory care and anesthesiology, and oxygen masks used in respiratory therapy.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table presents information about our reportable segments for the quarters ended March 31, 2014 and 2013:

(in millions)	Medical Systems	Procedural Solutions	Total
March 31, 2014:
External Revenues	$571	$397	$968
Depreciation and Amortization	32	21	53
Operating Income	104	55	159
March 31, 2013:
External Revenues	$584	$317	$901
Depreciation and Amortization	33	13	46
Operating Income	122	54	176

A reconciliation of total segment operating income to consolidated income before income tax is presented below for the quarters ended March 31, 2014 and 2013:

	Quarters Ended March 31,
(in millions)	2014	2013
Total Segment Operating Income	$159	$176
Reserve for Expected Government Settlement	—	(41)
Operating Income	159	135
Interest Expense and Other, Net	27	17
Income Before Income Tax	$132	$118

The following table presents information about our reportable segments for the nine months ended March 31, 2014 and 2013:

(in millions)	Medical Systems	Procedural Solutions	Total
March 31, 2014:
External Revenues	$1,682	$1,038	$2,720
Depreciation and Amortization	96	50	146
Operating Income	287	140	427
March 31, 2013:
External Revenues	$1,737	$910	$2,647
Depreciation and Amortization	98	39	137
Operating Income	347	143	490

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of total segment operating income to consolidated income before income tax is presented below for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
(in millions)	2014	2013
Total Segment Operating Income	$427	$490
Reserve for Expected Government Settlement	—	(41)
Operating Income	427	449
Interest Expense and Other, Net	68	55
Income Before Income Tax	$359	$394

The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarters Ended March 31,		Nine Months Ended March 31,		As of March 31,	As of June 30,
(in millions)	2014	2013	2014	2013	2014	2013
United States	$742	$709	$2,100	$2,081	$327	$304
International	226	192	620	566	115	105
Total	$968	$901	$2,720	$2,647	$442	$409
The following table presents the revenue information for select business lines within each of our reportable segments for the quarters and nine months ended March 31, 2014 and 2013:

	Quarters Ended March 31,		Nine Months Ended March 31,
(in millions)	2014	2013	2014	2013
Medical Systems
Dispensing Technologies	$233	$234	$680	$738
Infusion Systems	238	246	704	678
Respiratory Technologies	94	97	278	300
Other	6	7	20	21
Total Medical Systems	$571	$584	$1,682	$1,737
Procedural Solutions
Infection Prevention	$168	150	$485	$446
Medical Specialties	91	88	269	254
Specialty Disposables	138	79	284	210
Total Procedural Solutions	$397	$317	$1,038	$910
Total CareFusion	$968	$901	$2,720	$2,647

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS
In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the quarter ended March 31, 2014, we purchased a total of 2.5 million shares under this program for an aggregate of $103 million (excluding commissions and fees). During the nine months ended March 31, 2014, we purchased a total of 10.6 million shares under this program for an aggregate of $410 million (excluding commissions and fees). From April 1, 2014 through the date of this filing, we purchased an additional 0.9 million shares under this program for an aggregate of $35 million (excluding commissions and fees).

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

Procedural Solutions. The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments business lines. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and non-dedicated disposable infusion administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits, single-use consumables for respiratory care and anesthesiology, and oxygen masks used in respiratory therapy.
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

Consolidated Results of Operations
Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013
Below is a summary of comparative results of operations and a more detailed discussion of results for the quarters ended March 31, 2014 and 2013:

	Quarters Ended March 31,
(in millions)	2014	2013	Change
Revenue	$968	$901	$67
Cost of Products Sold	496	425	71
Gross Profit	472	476	(4)
Selling, General and Administrative Expenses	258	244	14
Research and Development Expenses	47	47	—
Restructuring and Acquisition Integration Charges	9	9	—
Reserve for Expected Government Settlement	—	41	(41)
Share of Net (Earnings) Loss of Equity Method Investee	(1)	—	(1)
Operating Income	159	135	24
Interest Expense and Other, Net	27	17	10
Income Before Income Tax	132	118	14
Provision for Income Tax	30	34	(4)
Income from Continuing Operations	102	84	18
Net Income	$102	$84	$18
Revenue
The following table presents the revenue information for select business lines within each of our reportable segments for the quarters ended March 31, 2014 and 2013:

	Quarters Ended March 31,
(in millions)	2014	2013	Change
Medical Systems
Dispensing Technologies	$233	$234	$(1)
Infusion Systems	238	246	(8)
Respiratory Technologies	94	97	(3)
Other	6	7	(1)
Total Medical Systems	$571	$584	$(13)
Procedural Solutions
Infection Prevention	$168	$150	$18
Medical Specialties	91	88	3
Specialty Disposables	138	79	59
Total Procedural Solutions	$397	$317	$80
Total CareFusion	$968	$901	$67

Revenue in our Medical Systems segment decreased 2% to $571 million for the quarter ended March 31, 2014 compared to the prior fiscal year. The decrease was primarily a result of decreased revenues in the Infusion Systems ($8 million) and the Respiratory Technologies ($3 million) business lines.

Revenue in the Infusion Systems business line decreased $8 million to $238 million, primarily due to the impact of lower capital volumes, partially offset by higher dedicated disposables from a larger installed base compared to prior year. Revenue in the Respiratory Technologies business line decreased $3 million to $94 million, primarily due to the fulfillment of significant government orders in the prior year, partially offset by product sales associated with Intermed Equipamento Medico Hospitalar Ltda (“Intermed”), which we acquired in November 2012.

Revenue in our Procedural Solutions segment increased 25% to $397 million for the quarter ended March 31, 2014 compared to the prior fiscal year. The increase in Procedural Solutions revenue was due to growth in the Infection Prevention ($18 million), Specialty Disposables ($59 million), and Medical Specialties ($3 million) business lines.

Revenue in the Infection Prevention business line increased by $18 million to $168 million, as a result of revenues associated with Sendal, which we acquired in October 2013, and increased sales of our clinically differentiated skin preparation products. Revenue in the Specialty Disposables business line increased by $59 million to $138 million, as a result of revenues associated with Vital Signs, which we acquired in December 2013, and increased distribution activities related to bronchial hygiene products. Revenue in the Medical Specialties business line increased by $3 million to $91 million, primarily as a result of continued strength in the drainage category.

Gross Profit and Cost of Products Sold
Gross profit decreased 1% to $472 million during the quarter ended March 31, 2014 compared to the prior fiscal year. As a percentage of revenue, gross margin was 48.8% and 52.8% for the quarters ended March 31, 2014 and 2013, respectively.

The decrease in gross margin during the quarter ended March 31, 2014 was primarily due to increased sales in lower margin product lines associated with our acquisition of Sendal and Vital Signs. In addition, gross margins were further impacted by a key supplier winding down its business and the costs associated with transitioning to a new supplier.

Selling, General and Administrative and Research and Development Expenses
Selling, General and Administrative (“SG&A”) expenses increased 6% to $258 million during the quarter ended March 31, 2014 compared to the prior fiscal year. The increase was primarily due to costs associated with the operations of Sendal and Vital Signs, partially offset by cost saving initiatives.

Research and Development (“R&D”) expenses remained unchanged at $47 million during the quarter ended March 31, 2014 compared to the prior year. As we continue to invest in next generation platforms for Medical Systems and Procedural Solutions, R&D expense for Procedural Solutions has increased modestly and Medical Systems has decreased due to the current phase of our product development life cycle.

Restructuring and Acquisition Integration Charges
Restructuring and acquisition integration charges remained unchanged at $9 million during the quarter ended March 31, 2014 compared to the prior fiscal year. Restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

Share of Net Earnings of Equity Method Investee
In March 2014, we acquired a 40 percent non-controlling equity interest in CME, a global infusion pump manufacturer. Share of net earnings of equity method investee of $1 million during the quarter ended March 31, 2014 is associated with earnings from CME. See note 3 for further information.
Operating Income
Operating income increased $24 million, or 18%, to $159 million during the quarter ended March 31, 2014 compared to the prior fiscal year.

Segment profit in our Medical Systems segment decreased $18 million to $104 million during the quarter ended March 31, 2014 compared to the prior fiscal year. The decrease in segment profit was primarily attributable to the impact of lower sales in the Infusion Systems and Respiratory Technologies business lines.

Segment profit in our Procedural Solutions segment increased 2% to $55 million during the quarter ended March 31, 2014 compared to the prior fiscal year. The change in segment profit was primarily attributable to the operations of Sendal and Vital Signs, and increased sales of our clinically differentiated products across our portfolio.

Interest Expense and Other, Net
Interest expense and other, net increased 59% to $27 million during the quarter ended March 31, 2014 compared to the prior fiscal year. This increase was primarily due to the settlement of a tax matter in connection with an uncertain tax position and the impact of higher interest expenses associated with our senior debt compared to the prior fiscal year.

Provision for Income Tax
Income tax expense decreased by $4 million to $30 million for the quarter ended March 31, 2014 compared to $34 million for the quarter ended March 31, 2013. The effective tax rate for the quarter ended March 31, 2014 was 23.0% compared to 28.6% for the quarter ended March 31, 2013. The decrease in the effective tax rate was primarily due to a tax settlement with foreign tax authorities.

For additional detail regarding the provision for income taxes, see note 11 to the unaudited condensed consolidated financial statements.

Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013
Below is a summary of comparative results of operations and a more detailed discussion of results for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
(in millions)	2014	2013	Change
Revenue	$2,720	$2,647	$73
Cost of Products Sold	1,359	1,264	95
Gross Profit	1,361	1,383	(22)
Selling, General and Administrative Expenses	763	737	26
Research and Development Expenses	142	142	—
Restructuring and Acquisition Integration Charges	30	14	16
Reserve for Expected Government Settlement	—	41	(41)
Share of Net (Earnings) Loss of Equity Method Investee	(1)	—	(1)
Operating Income	427	449	(22)
Interest Expense and Other, Net	68	55	13
Income Before Income Tax	359	394	(35)
Provision for Income Tax	82	115	(33)
Income from Continuing Operations	277	279	(2)
Loss from Discontinued Operations, Net of Tax	—	(3)	3
Net Income	$277	$276	$1
Revenue
The following table presents the revenue information for select business lines within each of our reportable segments for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
(in millions)	2014	2013	Change
Medical Systems
Dispensing Technologies	$680	$738	$(58)
Infusion Systems	704	678	26
Respiratory Technologies	278	300	(22)
Other	20	21	(1)
Total Medical Systems	$1,682	$1,737	$(55)
Procedural Solutions
Infection Prevention	$485	$446	$39
Medical Specialties	269	254	15
Specialty Disposables	284	210	74
Total Procedural Solutions	$1,038	$910	$128
Total CareFusion	$2,720	$2,647	$73

Revenue in our Medical Systems segment decreased 3% to $1,682 million for the nine months ended March 31, 2014 compared to the prior fiscal year. The decrease was primarily a result of decreased revenues in the Dispensing Technologies ($58 million) and Respiratory Technologies ($22 million) business lines partially offset by increased revenues in Infusion Systems ($26 million).Revenue in the Dispensing Technologies business line decreased $58 million to $680 million, primarily due to a decrease in the volume of equipment installations related to a new product release. Revenue in the Respiratory Technologies business line decreased $22 million to $278 million, primarily due to the fulfillment of significant government orders in the prior year, partially offset by product sales associated with Intermed, which we acquired in November 2012. Revenue in the Infusion Systems business line increased $26 million to $704 million, due to growth in upgrades and conversions as well as higher dedicated disposables from a larger installed base.

Revenue in our Procedural Solutions segment increased 14% to $1,038 million for the nine months ended March 31, 2014 compared to the prior fiscal year. The increase in Procedural Solutions revenue was due to growth in the Specialty Disposables ($74 million), Infection Prevention ($39 million), and Medical Specialties ($15 million) business lines.

Revenue in the Specialty Disposables business line increased by $74 million to $284 million as a result of revenues associated with Vital Signs, which we acquired in December, 2013, and increased distribution activities related to bronchial hygiene products. Revenue in the Infection Prevention business line increased by $39 million to $485 million, as a result of revenues associated with Sendal, which we acquired in October 2013, and increased sales of our clinically differentiated skin preparation products. Revenue in the Medical Specialties business line increased by $15 million to $269 million, primarily as a result of continued strength in the drainage category.

Gross Profit and Cost of Products Sold
Gross profit decreased 2% to $1,361 million during the nine months ended March 31, 2014 compared to the prior fiscal year. As a percentage of revenue, gross margin was 50.0% and 52.2% for the nine months ended March 31, 2014 and 2013, respectively.

The decrease in gross margin during the nine months ended March 31, 2014 was primarily due to product mix associated with lower dispensing equipment installation volume and increased sales in lower margin product lines associated with our acquisition of Sendal and Vital Signs. In addition, gross margins were further impacted by a key supplier winding down its business and the costs associated with transitioning to a new supplier.

Selling, General and Administrative and Research and Development Expenses
SG&A expenses increased 4% to $763 million during the nine months ended March 31, 2014 compared to the prior fiscal year. The increase was primarily due to costs associated with the operations of Sendal and Vital Signs, certain costs associated with the acquisition of Sendal and Vital Signs, and the impact of the medical device excise tax, partially offset by cost saving initiatives.

R&D expenses remained unchanged at $142 million during the nine months ended March 31, 2014 compared to the prior year. As we continue to invest in next generation platforms for Medical Systems and Procedural Solutions, R&D expense for Procedural Solutions has increased modestly and Medical Systems has decreased due to the current phase of our product development life cycle.

Restructuring and Acquisition Integration Charges
Restructuring and acquisition integration charges increased $16 million to $30 million during the nine months ended March 31, 2014 compared to the prior fiscal year. The increase was primarily due to restructuring plans, which focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

Share of Net Earnings of Equity Method Investee
Share of net earnings of equity method investee of $1 million during the nine months ended March 31, 2014 is associated with earnings from CME.

Operating Income
Operating income decreased $22 million, or 5%, to $427 million during the nine months ended March 31, 2014 compared to the prior fiscal year.

Segment profit in our Medical Systems segment decreased $60 million to $287 million during the nine months ended March 31, 2014 compared to the prior fiscal year. The decrease in segment profit was primarily attributable to the impact of lower sales in the Dispensing Technologies and Respiratory Technologies business lines, partially offset by an increase in sales in the Infusion Systems business line.

Segment profit in our Procedural Solutions segment decreased 2% to $140 million during the nine months ended March 31, 2014 compared to the prior fiscal year. The change in segment profit was primarily attributable to costs associated with the acquisition and operations of Sendal and Vital Signs, increased restructuring charges, and the impact of the medical device excise tax, partially offset by strong sales across all business lines compared to the prior year.

Interest Expense and Other, Net
Interest expense and other, net increased 24% to $68 million during the nine months ended March 31, 2014 compared to the prior fiscal year. This increase was primarily due to a loss of $10 million resulting from the write down of an indemnification receivable related to a tax settlement with foreign tax authorities.

Provision for Income Tax
Income tax expense decreased by $33 million to $82 million for the nine months ended March 31, 2014 compared to $115 million for the nine months ended March 31, 2013. The effective tax rate for the nine months ended March 31, 2014 was 22.9% compared to 29.2% for the nine months ended March 31, 2013. The decrease in the effective tax rate was primarily due to the settlement of tax matters under appeal with the IRS related to fiscal years 2003 through 2005 and a tax settlement with foreign tax authorities.

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

Loss from Discontinued Operations, Net of Tax
During the nine months ended March 31, 2014, we had no discontinued operations, compared to loss from discontinued operations of $3 million for the nine months ended March 31, 2013.
Liquidity and Capital Resources
Overview
Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions and equity investments. Cash flows from financing activities primarily represent net proceeds from debt issuance, settlement of long-term borrowings and outflows related to our share repurchase programs, as discussed below.

Our cash and cash equivalents balance at March 31, 2014 was $1,269 million. Of this balance, $1,104 million is held outside of the United States and is denominated in United States dollars as well as other currencies. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million. We believe that our current domestic cash flow from operations, domestic cash balances, and senior unsecured revolving credit facility provides us with sufficient liquidity to meet domestic operating needs. It is our intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. To the extent our foreign operations have generated previously taxed income that will not be subject to additional United States federal income tax, we may decide to repatriate such earnings to the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense, tax or interest.

We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. This share repurchase program was completed in June 2013. Under this program, we repurchased a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees). In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the nine months ended March 31, 2014, we purchased a total of 10.6 million shares under this program for an aggregate of $410 million (excluding commissions and fees). From April 1, 2014 through the date of this filing, we purchased an additional 0.9 million shares under this program for an aggregate of $35 million (excluding commissions and fees). We expect to continue to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.

On January 9, 2014, we announced that we entered into a final settlement agreement to resolve government investigations related to prior sales and marketing practices for our ChloraPrep skin preparation product and our relationships with health care professionals. We previously disclosed on April 25, 2013, that we had reached an agreement in principle to pay the government approximately $41 million to resolve the allegations. We paid the settlement in January 2014, which was previously reserved during the year ended June 30, 2013. See note 12 for further information.

Sources and Uses of Cash
The following table summarizes our unaudited condensed consolidated statements of cash flows from continuing operations:

	Nine Months Ended March 31,
(in millions)	2014	2013	Change
Cash Flow (Used in)/Provided by:
Operating Activities	$455	$425	$30
Investing Activities	$(674)	$(143)	$(531)
Financing Activities	$(324)	$(31)	$(293)

Nine Months Ended March 31, 2014 and 2013
Net operating cash flow from continuing operations increased $30 million to $455 million for the nine months ended March 31, 2014 compared to the prior year. The increase in cash flow provided by continuing operations was driven by an increase in cash flow associated with net investment in sale type leases ($62 million), and accounts payable ($34 million). These activities were offset by a decrease in net income adjusted for non-cash items ($9 million), a decrease in cash flow associated with inventory ($26 million), trade receivables ($2 million), and other operating activities ($29 million) compared to the prior year.

Net cash used in continuing operations from investing activities increased $531 million for the nine months ended March 31, 2014 compared to the prior year. This increase was primarily attributable to the acquisitions of Vital Signs and Sendal, as well as the equity investment in CME.

Net cash used in continuing operations from financing activities for the nine months ended March 31, 2014 increased $293 million compared to the prior year. This is largely a result of increased cash used for share repurchases ($299 million) during the nine months ended March 31, 2014 as compared to the prior year. During the nine months ended March 31, 2014, more cash was generated from stock options exercises ($50 million) as compared to the prior year. As of March 31, 2014, $3 million in share repurchase transactions were pending trade settlement. This amount was recorded in our unaudited condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.

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

On February 3, 2014, we drew down $50 million in principal amount under the five-year senior unsecured revolving credit facility.  The proceeds of the draw down were used for general corporate purposes.  We repaid this loan on February 13, 2014.

Effective February 13, 2014, we amended and restated the five-year senior unsecured revolving credit facility. This modification, among other things (i) extends the maturity date of the credit facility from July 6, 2016 to February 13, 2019; (ii) includes lower applicable interest rates; (iii) subject to certain conditions, provides CareFusion the option to increase the commitments under the credit facility by up to $250 million, to the extent that existing or new lenders agree to provide such additional commitments; (iv) includes a $25 million letter of credit sub-facility; and (v) provides additional flexibility for borrowings in currencies other than U.S. dollars. The other material terms of the credit facility, including covenants, remain unchanged.

For additional detail regarding our senior unsecured revolving credit facility, see note 10 to the unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements and Contractual Obligations
At March 31, 2014, we did not have any off-balance sheet arrangements.

In our 2013 Annual Report on Form 10-K, filed with the SEC on August 9, 2013, we disclosed our contractual obligations as of June 30, 2013, including estimated payments due by fiscal year. In addition to those contractual obligations, we now expect that we will make payments to the IRS related to ongoing appeals of prior tax years under audit. We are currently before the IRS Appeals office for fiscal years 2006 through 2007. In addition, we have commenced federal income tax audits for fiscal years 2008 through 2012. We believe that we have provided adequate reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment. Further, even if we are adequately reserved for these matters, final settlement would require us to make a cash payment to the IRS, which could be material. If we determine to repatriate foreign cash or utilize our revolving credit facility to fund these or other payments, it may result in increased costs.

Other than as discussed above, at March 31, 2014 we had no material changes related to contractual obligations since June 30, 2013. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

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

The notional amount of forward interest rate swap derivative instruments outstanding was $670 million and $450 million as of March 31, 2014 and June 30, 2013, respectively, with an estimated fair value gain of approximately $26 million and $34 million, respectively. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates.

As of March 31, 2014, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our five-year senior unsecured revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At March 31, 2014, there were no outstanding amounts under our amended and restated five-year senior unsecured revolving credit facility. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million.

Foreign Currency Risk
We are a global company with operations in multiple countries and are a net recipient of currencies other than the United States dollar ("USD"). Accordingly, a strengthening of the USD will negatively impact revenues and gross margins expressed in consolidated USD terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our company’s purchases of equity securities during the quarter ended March 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publically Announced Program[1,2]
January 1 - 31, 2014	1,674,447	$40.38	1,674,447	$375
February 1 - 28, 2014	175,900	41.13	175,900	368
March 1 - 31, 2014	689,000	40.57	689,000	340
Total	2,539,347	40.49	2,539,347	$340
________________

1 In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock.  Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the quarter and nine months ended March 31, 2014, we purchased a total of 2.5 million and 10.6 million shares under this program for an aggregate of $103 million and $410 million (excluding commissions and fees), respectively. From April 1, 2014 through the date of this filing, we purchased an additional 0.9 million shares under this program for an aggregate of $35 million (excluding commissions and fees). We expect to continue to manage the pace of repurchases under this program based on market conditions and other relevant factors, and we currently intend to complete approximately $500 million of repurchases authorized by this program in fiscal 2014.
2 Dollars in millions.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

10.1
Amended and Restated Credit Agreement, dated as of February 13, 2014, among CareFusion Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., as Syndication Agent and L/C Issuer, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 13, 2014, File No. 1-34273).

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

CAREFUSION CORPORATION

Date: May 6, 2014	By:	/s/ James F. Hinrichs
James F. Hinrichs,
Chief Financial Officer
(Principal financial officer and duly authorized signatory)