Form 10-K
period 2014-06-30
CAREFUSION Corp
filed 2014-08-11
CIK 1457543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on December 31, 2013, was $8,290,183,141. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, as of August 1, 2014 was 202,863,748.
Documents Incorporated by Reference:
Portions of the registrant’s Proxy Statement to be filed for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We offer a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care. Our primary product brands include:

•	Alaris intravenous (“IV”) infusion systems;

•	Pyxis and Rowa automated medication dispensing and supply management systems;

•	AVEA, Vela and LTV Series respiratory ventilators;

•	ChloraPrep skin antiseptic products;

•	MaxGuard, MaxPlus, MaxZero, SmartSite and Texium needle-free IV infusion valves, administration sets and accessories;

•	V. Mueller and Snowden-Pencer open surgical and laparoscopic instrumentation;

•	PleurX, Achieve and Temno interventional specialty products;

•	AirLife disposable ventilator circuits and oxygen masks used for providing respiratory therapy;

•	Vital Signs single-use consumables for respiratory care and anesthesiology;

•	Jaeger and SensorMedics cardiopulmonary diagnostic equipment; and

•	MedMined data mining surveillance software and analytics.
For the fiscal years ended June 30, 2014 and 2013, we generated revenue of $3.84 billion and $3.55 billion, respectively, and income from continuing operations of $417 million and $389 million, respectively. Approximately 23% of our fiscal year 2014 revenue was from customers outside of the United States.
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

Focus on customer service.    As of June 30, 2014, we employed more than 700 sales people in the United States and over 1,400 field, clinical, and technical service personnel. We work with our customers to optimize their workflow as we meet their equipment needs, allowing them to deliver high levels of patient care and reduce operating costs. We also provide on-site clinical and technical support, product effectiveness tracking and customer training to provide the support necessary to help drive medication safety.
Strategy
We seek to grow our business by, among other things:
Focusing on healthcare safety and productivity.    Productivity and safety are rapidly becoming the standards by which healthcare providers are measured and compensated. We intend to continue to expand our product portfolio with additional and enhanced products that address global priorities of quality, patient safety, and cost efficiency in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care.
Focusing on innovative and proven products.    With hospitals and other healthcare providers increasingly adopting outcome-based standards as a key part of their decision-making processes, we intend to offer additional and enhanced products that demonstrate clinical differentiation and compelling economic benefits. We intend to continue to invest in research and development to bring to market products that make it easy for providers to follow evidence-based protocols in patient care. We have new and enhanced products at various stages of development in our innovation pipeline, including a number of products that are expected to be launched in the next few years.
Accelerating global growth.    Our industry-leading positions in the United States markets in which we currently operate provide us with a platform for accelerated growth globally. Because our products and technologies have similar applications around the world, we are focused on expanding our operations in select developed and emerging markets outside the United States. We are investing in our research and development capabilities to better tailor our products and technologies to the needs of international markets with practices different than the United States.
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
History of our Business
We were incorporated in Delaware on January 14, 2009 for the purpose of holding the clinical and medical products businesses of Cardinal Health, Inc. (“Cardinal Health”) in anticipation of spinning off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009. Our business was formed principally through a series of acquisitions by Cardinal Health of established healthcare companies, including the acquisition in 2007 of VIASYS Healthcare Inc., a developer of respiratory care systems, and the acquisition in 2008 of the assets of Enturia, Inc., a manufacturer of skin-antiseptic products. Since the spinoff, we have taken steps to expand and refine our product offerings, including through the acquisitions and divestitures described below.

Acquisitions:

Date	Business
May 2010	Medegen, a manufacturer of clinically differentiated IV needleless access valves and administration sets, including our MaxGuard and MaxPlus products
April 2011	Vestara, a developer of technology solutions that enable the safe, efficient disposal and tracking of environmentally sensitive pharmaceutical waste
August 2011	Rowa, a German based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies
April 2012	PHACTS, a technology and consulting company that helps hospital pharmacies better manage inventory, reduce pharmaceutical costs, and streamline operations
June 2012	UK Medical Holdings, a leading distributor of specialized medical products to the National Health Service and private healthcare sector in the United Kingdom
November 2012	Intermed, a leading respiratory technologies company based in Brazil
October 2013	Sendal, an infusion specialty disposable manufacturer in Spain that primarily serves the Western European market
December 2013	Vital Signs, a leading manufacturer of single-use consumables for respiratory care and anesthesiology, which also markets products for temperature management and patient monitoring consumables
In addition to the acquisitions listed above, we have acquired non-controlling equity interests in privately held companies, including our March 2014 investment in Caesarea Medical Electronics Ltd. (“CME”). CME is a global infusion pump manufacturer headquartered in Israel that designs, manufactures and markets a range of infusion and syringe pumps, as well as related accessories and disposable administration sets for both homecare and hospital settings.
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
Business Segments
Leading up to our spinoff from Cardinal Health, we organized our businesses into two reportable segments: Critical Care Technologies and Medical Technologies and Services. During the quarter ended September 30, 2011, we realigned our businesses into two new global operating and reportable segments, Medical Systems and Procedural Solutions, in order to reduce complexity, provide clearer governance for our investments and make it easier for our customers to do business with us. Additionally, during the quarter ended September 30, 2012, we combined our respiratory diagnostics products with the Respiratory Technologies business line within the Medical Systems segment. Our respiratory diagnostics products had previously been reported within the Procedural Solutions segment as “Other.” Our historical financial information for all periods presented have been reclassified to reflect these changes to our operating and reportable segments. See note 18 to the audited consolidated financial statements for certain segment financial data relating to our business.
The following business discussion is based on our two segments as they were structured for fiscal year 2014.
Medical Systems Segment
The Medical Systems segment is organized around our medical equipment business lines. In our Medical Systems segment, we develop, manufacture and market capital equipment and related supplies for medication management, which includes our infusion and medication dispensing technologies, supply management, as well as respiratory ventilation and diagnostic technologies. Our products are designed to enable healthcare professionals to improve patient safety by reducing medication errors and improving administrative controls, while simultaneously improving workflow and increasing operational efficiency. We sell these products primarily through our direct sales force, but use third-party distributors as well, particularly outside the United States.

Many of our products in this segment are integrated with the Healthcare Information Technology ("HCIT") systems within the hospital, allowing data integration and bi-directional information flow between our devices and our customers’ financial and business systems that support patient admissions, discharges and transfers, physician order entry, and other clinical and operational systems. This data integration capability supports robust analytics through our CareFusion Knowledge Portal applications, as well as our customers’ own analytic and decision support systems, enabling improved decision making, enhanced patient care, and reduced costs.
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
Infusion Systems
IV medication safety and infusion therapy delivery systems, including infusion pumps, dedicated disposables, software applications and related patient monitoring equipment (sold primarily under the Alaris brand)

Dispensing Technologies	Automated dispensing machines and related applications for distributing and managing medication and medical supplies (sold primarily under the Pyxis and Rowa brands)
Respiratory Technologies	Respiratory ventilation and diagnostics equipment and dedicated consumables used during respiratory diagnostics and therapy (sold primarily under the AVEA, Vela, LTV and Jaeger brands)
In addition, our Medical Systems segment includes our MedMined business, which offers data mining surveillance software and analytics tools to help hospitals identify adverse drug events and HAIs.
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

In North America, each of our current large volume infusion pumps uses only dedicated disposable administration sets designed and manufactured by or for us for that particular pump. Accordingly, when we sell a large volume infusion pump to a customer, the sale results in a long-term revenue stream associated with the dedicated disposables. It also establishes a long-term relationship with the customer that we believe provides an opportunity to sell additional products and services, including our specialty IV infusion valves, administration sets and accessories, which comprise part of our Infection Prevention business line of our Procedural Solutions segment.

The international infusion systems market is more regionalized and fragmented than the United States market, and in many cases have different clinical practices than in the United States. We have developed infusion products tailored to meet the different needs of certain of these markets. As regions become more aware of the importance of patient safety, we expect the demand for more sophisticated products, like the Alaris System, will increase as it has in the United States. Our infusion systems have an established presence in countries with a focus on patient safety, such as the United Kingdom and Australia. In March 2014, in furtherance of our strategy to accelerate global growth, we acquired a non-controlling equity interest in CME, a global infusion pump manufacturer headquartered in Israel that designs, manufactures and markets a range of infusion and syringe pumps, as well as related accessories and disposable administration sets for both homecare and hospital settings.
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
Our Pyxis products automate the management of medications from the pharmacy to the nursing unit and integrate with our infusion analytics products, as well as other operational and information systems within the hospital. Other Pyxis products that are focused on medication management include the Pyxis Anesthesia System for medication dispensing in the operating room, the Pyxis Connect physician order management system which streamlines the physician order process, decreases order turnaround time and reduces transcription errors, and Pyxis Pharmogistics pharmacy inventory management software, which helps hospital pharmacies better manage inventory, reduce pharmaceutical costs, and streamline operations. In addition, we have other product offerings that are designed to help secure, track and replenish supplies of controlled substances and help ensure the accuracy of medication orders filled in the pharmacy and delivered to the Pyxis MedStation system.
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
Our customers face increasing pressure to manage costs and outcomes. To meet these challenges, we developed an innovative “system” approach to respiratory care by leveraging the experience gained by our infusion and dispensing businesses related to medical device interoperability. We now offer the CareFusion Ventilation System, which enables customers to access actionable information using our proprietary software analytics and reporting tool to support respiratory care and help them to improve clinical and operational outcomes. This system approach also enables a new level of interoperability with hospital electronic medical record applications.
In addition, our Respiratory Technologies business line includes our respiratory diagnostics products, which includes sleep diagnostics equipment, pulmonary function testing equipment, metabolic and stress testing equipment, spirometers and other equipment sold under our Jaeger, SensorMedics and other brands.

Procedural Solutions Segment
The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments business lines. In our Procedural Solutions segment, we develop, manufacture and market single-use skin antiseptic and other patient-preparation products, specialty IV infusion valves, administration sets and accessories, IV catheters, IV drug preparation products, reusable surgical instruments, non-dedicated ventilator circuits and other disposables used for providing respiratory therapy, as well as single-use consumables for respiratory care and anesthesiology. The majority of products in this segment are used in the operating room, interventional suites, the pharmacy and in the critical care departments of hospitals. We sell these products and services through a combination of direct sales representatives and third-party distributors.
The following chart presents the Procedural Solutions segment’s key business lines and core products:

Business Line	Core Products
Infection Prevention
Single-use skin antiseptic (sold under the ChloraPrep brand) and other patient-preparation, hair-removal and skin-care products and specialty IV infusion valves, administration sets and accessories, and IV drug preparation and administration products (sold under several brands, including MaxGuard, MaxPlus, MaxZero, SmartSite and Texium)

Medical Specialties
Surgical instruments (sold under the V. Mueller and Snowden-Pencer brands), interventional specialty products, such as diagnostic trays and biopsy needles, drainage catheters and vertebral augmentation products (sold under several brands, including PleurX, Achieve and Temno)

Specialty Disposables
Non-dedicated disposable ventilator circuits and oxygen masks used for providing respiratory therapy (sold primarily under the AirLife brand) and single-use consumables for respiratory care and anesthesiology (sold primarily under the Vital Signs brand)

Infection Prevention
Our Infection Prevention business line consists mainly of single-use medical products used in surgical and vascular access procedures, including skin preparation products and specialty IV infusion valves, administration sets and accessories.
Our key skin preparation product is our line of ChloraPrep sterile single-use applicators, which are used by hospitals, ambulatory surgical centers and other healthcare settings as a skin antiseptic before surgical and vascular access procedures or before injections. ChloraPrep products use a 2% concentration of the skin antiseptic chlorhexidine gluconate (“CHG”) with 70% isopropyl alcohol. Numerous clinical studies have demonstrated the advantage of CHG as compared to traditional iodine-based products. As a result, more than a dozen internationally recognized agencies and organizations, including the United States Centers for Disease Control and Prevention, the Institute for Healthcare Improvement, the National Institutes of Health, the American Association of Critical Care Nurses and the American Academy of Pediatrics support the use of CHG-based formulations for patient skin preparation.
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
We have sales representatives or commissioned agents outside the United States. We currently have regulatory approval to sell ChloraPrep products in over 20 countries, and over time our intention is to use our sales organization outside the United States, commissioned agents and other third parties to bring ChloraPrep products to additional international markets.
Our Infection Prevention business line also includes a full range of specialty IV infusion valves, administration sets and accessories, many of which feature our proprietary MaxGuard, MaxPlus, MaxZero, SmartSite and Texium brand needle-free valves. Many of our valves and administration sets are clinically differentiated with antimicrobial and other technologies.
In addition, our portfolio includes IV drug preparation and administration products, such as our Chemo Safety System, which is an end-to-end closed system solution that helps protect healthcare personnel and patients from exposure to hazardous drugs used in chemotherapy treatments. In furtherance of our strategy to grow our operations outside the United States, in October 2013, we acquired Sendal, an infusion specialty disposable manufacturer in Spain that primarily serves the Western European market.
We also serve as a distributor for a variety of products sourced from manufacturers, including IV catheters, antimicrobial dressings, specialty infusion valves and surgical hand scrubs.

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
We also develop and manufacture a variety of medical devices used primarily by interventional radiologists and surgeons in combination with certain image guidance technologies (for example, x-ray, computed tomography and ultrasound). We offer an extensive line of products that support interventional medicine for a variety of clinical disciplines in body and spine interventions. Our products include diagnostic trays, bone marrow and soft tissue biopsy needles and vertebral augmentation products. These products are sold predominantly in the United States directly to hospitals. In addition, we offer products for chronic and acute drainage, including our PleurX drainage system, which enables home management of pleural effusions and malignant ascites.
Specialty Disposables
Our Specialty Disposables business line focuses on providing clinicians with respiratory consumable products that work either independently or in conjunction with our range of ventilators. These products, sold primarily under our AirLife brand, include ventilator circuits and oxygen masks used for providing respiratory therapy. In December 2013, we acquired Vital Signs, a leading manufacturer of single-use consumables for respiratory care and anesthesiology, which also markets products for temperature management and patient monitoring consumables.

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
Customers, Sales and Distribution
Sales to customers in the United States accounted for approximately 77% of our fiscal year 2014 revenue. Our primary end customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. A substantial portion of our products in the United States are sold to hospitals that are members of a group purchasing organization (“GPO”), integrated delivery networks (“IDNs”), and through wholesalers and distributors. We have purchasing agreements for specified products with a wide range of GPOs in the United States. The scope of products included in these agreements varies by GPO.
Sales to customers outside the United States comprised approximately 23% of our fiscal year 2014 revenue, including sales to customers in approximately 130 countries. Our primary customers in markets outside the United States are hospitals and wholesalers, which are served through a direct sales force and commissioned agents, with a presence in more than 20 countries, and a network of distributors.
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
We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report on Form 10-K include: CareFusion™, Achieve®, Alaris®, Guardrails®, Pyxis®, AVEA®, VELA®, LTV®, Jaeger®, Vital Signs®, PleurX®, Rowa®, SensorMedics®, ChloraPrep®, V. Mueller®, Snowden-Pencer®, SmartSite®, Temno®, Texium®, PyxisConnect®, Pyxis MedStation®, Pyxis SupplyStation®, Pyxis ProcedureStation™, Pyxis Pharmogistics™, MedMined®, EnVe®, MaxGuard®, MaxPlus®, MaxZero™ and AirLife® which may be registered or trademarked in the United States and other jurisdictions.

Research and Development
We continuously engage in research and development to introduce new products and enhance the effectiveness, ease of use, safety and reliability of our existing products. Our research and development efforts include internal initiatives as well as collaborative development opportunities with third parties and licensing or acquiring technology from third parties. We employ engineers, software developers, clinicians and scientists in research and development worldwide. These experts help us to develop innovative, industry-leading products and services because of their in-depth understanding of the medical and clinical protocols for our portfolio of products. Our research and development expenses were $190 million, $192 million and $164 million in fiscal years 2014, 2013 and 2012, respectively. We evaluate developing technologies in areas where we have technological or marketing expertise for possible investment or acquisition.
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
After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include the following: product listing and establishment registration; adherence to the Quality System Regulation (“QSR”) which requires stringent design, testing, control, documentation and other quality assurance procedures; labeling requirements and FDA prohibitions against the promotion of off-label uses or indications; adverse event reporting; post-approval restrictions or conditions, including post-approval clinical trials or other required testing; post-market surveillance requirements; the FDA’s recall authority, whereby it can ask for the recall of products from the market; and requirements relating to voluntary corrections or removals. The FDA also issued a final rule in September 2013 regarding the Unique Device Identification (“UDI”) System that will be phased in over seven years. The UDI System will require manufacturers to mark certain medical devices distributed in the United States with unique identifiers. While the FDA expects that the UDI System will help track products during recalls and improve patient safety, it will require us to make changes to our manufacturing and labeling.
Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections to verify compliance with the QSR as well as other regulatory requirements. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, such as product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacturing and distributing products, civil or criminal sanctions, refusal to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside of the United States, restrictions on operations or withdrawal or suspension of existing approvals. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. As circumstances require, we take steps to ensure safety and efficacy of our products, such as removing products found not to meet applicable requirements from the market and improving the effectiveness of quality systems.
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
Employees
At June 30, 2014, we employed approximately 16,000 people across our global operations, with approximately 6,800 employed in the United States. In Europe, some of our employees are represented by unions or works councils. Overall, we consider our employee relations to be good.

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
Our products are subject to regulation by the FDA and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory clearance and/or approval to market a medical device or other product. Clearance and/or approval might not be granted for a new or modified device or other product on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market clearance or pre-market approval before those products can be marketed or sold in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. The FDA has indicated that it intends to continue to enhance its pre-market requirements for medical devices. Although we cannot predict with certainty the future impact of these initiatives, it appears that the time and cost to get many of our medical devices to market could increase significantly.
In addition, we are subject to regulations that govern manufacturing practices, product labeling and advertising, and adverse-event reporting that apply after we have obtained clearance or approval to sell a product. Our failure to maintain clearances or approvals for existing products, to obtain clearance or approval for new or modified products, or to adhere to regulations for manufacturing, labeling, advertising or adverse event reporting could adversely affect our results of operations and financial condition. Further, if we determine a product manufactured or marketed by us does not meet our specifications, published standards or regulatory requirements, we may seek to correct the product or withdraw the product from the market, which could have an adverse effect on our business. Many of our facilities and procedures, and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations can be costly and time-consuming. In September 2013, the FDA also issued a final rule regarding the UDI System that will be phased in over seven years. The UDI System will require manufacturers to mark certain medical devices distributed in the United States with unique identifiers. While the FDA expects that the UDI System will help track products during recalls and improve patient safety, it will require us to make changes to our manufacturing and labeling, which could increase our costs.
The sales and marketing of medical devices is under increased scrutiny by the FDA and other enforcement bodies. If our sales and marketing activities fail to comply with FDA regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies. A number of companies in the healthcare industry have been the subject of enforcement actions related to their sales and marketing practices, including their relationships with doctors and off-label promotion of products. In 2011 and 2012, we received federal administrative subpoenas from the Department of Justice and the Office of Inspector General (“OIG”) of the Department of Health and Human Services requesting documents and other materials primarily related to our sales and marketing practices for our ChloraPrep skin preparation product and information regarding our relationships with healthcare professionals. In April 2013, we announced that we had reached an agreement in principle to pay the government approximately $41 million to resolve the government’s allegations. In connection with these matters, we also entered into a non-prosecution agreement and agreed to continue to cooperate with the government. During the year ended June 30, 2013, we recorded a charge to establish a reserve for the amount of the expected payment. In January 2014, we entered into a final settlement agreement with the government, and we paid the settlement. If we were to become the subject of an enforcement action, including any action resulting from the investigation by the Department of Justice or OIG, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have an adverse effect on our results of operations and financial condition.
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
Challenging economic conditions have and may continue to adversely affect our business, results of operations and financial condition.
We continue to face the effects of challenging economic conditions, which have impacted the economy and the economic outlook of the United States, Europe and other parts of the world. These challenging economic conditions, along with depressed levels of consumer and commercial spending, have caused, and may continue to cause our customers to reduce, modify, delay or cancel plans to purchase our products and have caused and may continue to cause vendors to reduce their output or change terms of sales. We have observed certain hospitals delaying as well as prioritizing capital purchasing decisions, which has had, and we expect will continue to have an adverse impact on our financial results into the foreseeable future.
In addition, our customers in and outside of the United States, including foreign governmental entities or other entities that rely on government healthcare systems or government funding, may be unable to pay their obligations on a timely basis or to make payment in full. If our customers’ cash flow or operating and financial performance deteriorate or fail to improve, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to us. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products.
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
Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to our products and result in significant costs and negative publicity. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances. We may also voluntarily undertake a recall of our products, temporarily shut down production lines, or place products on a shipping hold based on internal safety and quality monitoring and testing data.
Our future operating results will depend on our ability to sustain an effective quality control system and effectively train and manage our employee base with respect to our quality system. Our quality system plays an essential role in determining and meeting customer requirements, preventing defects and improving our products and services. While we have a network of quality systems throughout our business lines and facilities, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in a public warning letter from the FDA, or potentially a consent decree. In June 2014, we received a warning letter from the FDA related to our facility in Vernon Hills, Illinois, which we are working to address. We are also operating under an amended consent decree with the FDA, as discussed further below. In addition, we may be subject to product recalls or seizures, monetary sanctions, injunctions to halt manufacturing and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition.

We are currently operating under an amended consent decree with the FDA and our failure to comply with the requirements of the amended consent decree may have an adverse effect on our business.
We are operating under an amended consent decree with the FDA related to our infusion pump business in the United States. We entered into a consent decree with the FDA in February 2007 related to our Alaris SE pumps, and in February 2009, we and the FDA amended the consent decree to include all infusion pumps manufactured by or for our subsidiary that manufactures and sells infusion pumps in the United States. In accordance with the amended consent decree, and in addition to the requirements of the original consent decree, we implemented a corrective action plan to bring the Alaris System and all other infusion pumps in use in the United States market into compliance, had our infusion pump facilities inspected by an independent expert and had our recall procedures and all ongoing recalls involving our infusion pumps inspected by an independent recall expert. In July 2010, the FDA notified us that we could proceed to the audit inspection phase of the amended consent decree, which included the requirement to retain an independent expert to conduct periodic audits of our infusion pump facilities over a four-year period. While we are no longer subject to these periodic audits, the FDA maintains the ability to conduct inspections of our infusion pump facilities. The costs associated with any such inspections and any actions that we may need to take as a result, could be significant.
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
We are subject to the SEC’s newly adopted regulations, which require us to determine whether our products contain certain specified minerals, referred to under the regulations as “conflict minerals”, and, if so, to perform an extensive inquiry into our supply chain, in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo (“DRC”), or an adjoining country. We have determined that certain of our products contain such specified minerals and we have developed a process to identify where such minerals originated. As of the date of our conflict minerals report for the 2013 calendar year, we were unable to determine whether or not such minerals originate from the DRC or an adjoining country. We filed our Conflict Minerals Disclosure report on June 2, 2014. We expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect our business. In addition, the number of suppliers who provide conflict-free minerals may be limited, which may make it difficult to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
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
Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (“PPACA”). Among other initiatives, the legislation implemented a 2.3% annual excise tax on the sales of certain medical devices in the United States, effective January 2013. As this excise tax is recorded as a selling, general and administrative expense, it has and will continue to have, an adverse effect on our operating expenses and results of operations. In fiscal year 2014, we paid approximately $23 million related to the medical device tax. We currently expect the impact of the tax to be approximately $25 million in fiscal year 2015 and annually thereafter. In addition, the PPACA significantly alters Medicare and Medicaid reimbursements for medical services and medical devices, which could result in downward pricing pressure and decreased demand for our products. As additional provisions of healthcare reform are implemented, we anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect federal healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.
We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.
We intend to continue to invest in research and development activities, expand our sales and marketing activities, and may make acquisitions. Our ability to take these and other actions may be limited by our available liquidity, including our ability to access our foreign cash balances in a tax-efficient manner. As a consequence, in the future, we may need to seek additional financing. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If we lose an investment grade credit rating or adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

We are subject to risks associated with doing business outside of the United States.
Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. Sales to customers outside of the United States made up approximately 23% of our revenue in the fiscal year ended June 30, 2014, and we expect that non-United States sales will contribute to future growth as we continue to focus on expanding our operations in markets outside the United States. The risks associated with our operations outside the United States include:

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
At June 30, 2014, we had outstanding $2.45 billion of senior unsecured notes. This significant amount of debt has important risks to us and our investors, including:

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
While we repaid $450 million aggregate principal amount of our senior unsecured notes upon maturity in August 2014, we had outstanding $2.0 billion of senior unsecured notes as of the filing of this Form 10-K. In addition, we maintain a $750 million senior unsecured revolving credit facility (maturing February 13, 2019). To the extent that we draw on our credit facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.
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
We and Cardinal Health are currently before the Internal Revenue Service (“IRS”) Appeals office for fiscal years 2006 and 2007, and we are currently subject to IRS audits for fiscal years 2008 through 2012. The IRS audits for periods prior to our spinoff from Cardinal Health on August 31, 2009, are part of Cardinal Health’s tax audit of its federal consolidated returns. The IRS audits for the short period from September 1, 2009 through June 30, 2010, and fiscal years 2011 and 2012, relate to federal consolidated returns filed by us following the spinoff. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility.
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

•
the requirement that stockholders holding at least 66 2/3% of our voting stock are required to amend certain provisions in our amended and restated certificate of incorporation and our amended and restated by-laws relating to the number, term and election of our directors, the filling of board vacancies, stockholder notice procedures and the calling of special meetings of stockholders.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located in a facility that we own in San Diego, California. At June 30, 2014, we owned or leased a total of approximately 4.0 million square feet of facility space worldwide to handle manufacturing, production, assembly, research, quality assurance testing, distribution, packaging, and administrative functions. At June 30, 2014, we had 25 manufacturing facilities of which 11 were located in the United States. We consider our operating facilities to be well-maintained and suitable for the operations conducted in them. We periodically evaluate our operating facilities and we may make additions, improvements and consolidations, when appropriate. None of our facilities experienced any significant idle time during fiscal year 2014.
The following table summarizes our facilities that are greater than 10,000 square feet by segment and by country as of June 30, 2014:

	Square Feet (in thousands)		Number of Facilities
	Leased	Owned
Medical Systems[1]
Australia	20	—	1
Brazil	—	56	1
Canada	36	—	2
Germany	92	104	7
India	12	—	1
Italy	—	115	1
Malaysia	19	—	1
Mexico	226	319	2
Netherlands	11	—	1
New Zealand	12	—	1
South Africa	16	—	1
Switzerland	22	—	1
United Kingdom	58	21	5
United States	764	472	10
Medical Systems Total	1,288	1,087	35
Procedural Solutions[1]
China	118	—	1
Dominican Republic	—	35	1
Italy	—	115	1
Spain	71	150	4
United States	789	316	11
Procedural Solutions Total	978	616	18
Total	2,266	1,703	53
__________________
1 Certain of the facilities included in the table are utilized by more than one segment.
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

Fiscal 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$39.38	$40.28	$41.98	$44.68
Low	$35.02	$36.73	$37.87	$37.76
Fiscal 2013
High	$28.73	$29.07	$35.00	$38.48
Low	$23.93	$26.04	$28.77	$32.48
As of August 1, 2014, there were 11,458 stockholders of record and 202,863,748 outstanding shares of common stock, and the closing price of our common stock on the NYSE was $43.75.
Dividends
We currently intend to retain any earnings to finance research and development, acquisitions and the operation and expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future. In addition, we use our excess cash to fund our share repurchase programs. The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors. Moreover, should we pay any dividends in the future, there can be no assurance that we will continue to pay such dividends.

Performance Graph
This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph compares the cumulative total stockholders return on our common stock from September 1, 2009, when “regular way” trading in our common stock began on the NYSE, through June 30, 2014, with the comparable cumulative total return of the S&P 500 index and S&P 500 Health Care index. The graph assumes that $100 was invested in our common stock and each index on September 1, 2009. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at September 1, 2009, for the indicated periods.

Fiscal Year	9/1/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014
CareFusion Corporation	$100	$114	$137	$129	$185	$223
S&P 500 Index	100	105	137	145	175	217
S&P 500 Health Care Index	100	102	131	144	184	239

Purchases of Equity Securities
The following table contains information about our company’s purchases of equity securities during the quarter ended June 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Program[2]
April 1 – 30, 2014	750,900	$39.10	750,900	$310
May 1 – 31, 2014	1,244,900	$41.90	1,244,900	$258
June 1 – 30, 2014	1,952,520	$43.62	1,952,520	$173
Total	3,948,320	$42.21	3,948,320	$173
 __________________
1 In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the fiscal year ended June 30, 2014, we purchased a total of 14.6 million shares under this program for an aggregate of $577 million (excluding commissions and fees). From July 1, 2014 through the date of this filing, we purchased an additional 2.3 million shares under this program for an aggregate of $103 million (excluding commissions and fees). In August 2014, our Board of Directors authorized the repurchase of an additional $750 million of our common stock through June 2016.  We expect to begin repurchasing shares under this new program upon completion of the $750 million program authorized in August 2013.
2 Dollars in millions.
ITEM 6. SELECTED FINANCIAL DATA
The following table presents our selected historical condensed consolidated financial data. The condensed consolidated statements of income data for each of the three fiscal years in the period ended June 30, 2014 and the condensed consolidated balance sheet data as of June 30, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The condensed consolidated statements of income data for the fiscal year ended June 30, 2011 and the condensed and combined statements of income data for the fiscal year ended June 30, 2010 and the condensed balance sheet data as of June 30, 2012 and 2011 are derived from our audited financial statements that are not included in this Form 10-K
The condensed and combined balance sheet data as of June 30, 2010 is derived from our unaudited financial statements that are not included in this Form 10-K.

The selected historical condensed consolidated financial and other operating data presented below should be read in conjunction with our audited consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	At or for the Fiscal Year Ended June 30, [1,2]
(in millions)	2014	2013	2012	2011	2010
Statements of Income Data:
Revenue	$3,842	$3,550	$3,598	$3,440	$3,377
Gross Profit	1,908	1,850	1,804	1,768	1,691
Operating Income[3,4]	621	619	574	504	450
Income before Income Tax	532	543	487	425	345
Income from Continuing Operations	417	389	361	299	161
Income (Loss) from Discontinued Operations, Net of Tax[5]	—	(4)	(68)	(50)	33
Net Income	417	385	293	249	194
Basic Earnings (Loss) per Common Share:
Continuing Operations	1.99	1.76	1.62	1.34	0.73
Discontinued Operations	—	(0.02)	(0.31)	(0.23)	0.15
Basic Earnings per Common Share	1.99	1.74	1.31	1.11	0.88
Diluted Earnings (Loss) per Common Share:
Continuing Operations	1.96	1.74	1.60	1.32	0.72
Discontinued Operations	—	(0.02)	(0.30)	(0.22)	0.15
Diluted Earnings per Common Share	1.96	1.72	1.30	1.10	0.87
Weighted-Average Number of Common Shares Outstanding:
Basic	209.7	221.2	223.7	222.8	221.5
Diluted	212.9	224.0	226.0	225.1	223.0
Balance Sheet Data[6]:
Total Assets	$9,655	$8,553	$8,488	$8,185	$7,900
Long-Term Obligations, less Current Portion and Other Short-Term Borrowings	1,990	1,444	1,151	1,387	1,386
Total Stockholders’ Equity or Parent Company Investment	5,390	5,386	5,231	5,070	4,676
 __________________
1 Amounts reflect business combinations for all periods presented. See note 3 to the audited consolidated financial statements for further information regarding the impact of acquisitions.
2 Amounts reflect restructuring and acquisition integration charges for all periods presented. Restructuring and acquisition integration charges were $43 million, $18 million, $33 million, $64 million, and $15 million, in fiscal years 2014, 2013, 2012, 2011, and 2010, respectively.
3 During the fiscal year ended June 30, 2013, we recorded a $41 million charge to establish a reserve in connection with the agreement in principle to resolve the previously disclosed government investigations related to prior sales and marketing practices for our ChloraPrep skin preparation product and relationships with healthcare professionals. In January 2014, we entered into a final settlement agreement with the government, and we paid the settlement.
4 Includes $3 million share of net earnings of equity method investee recorded during the fiscal year ended June 30, 2014.
5 A summary of our discontinued operations is presented in note 2 to the audited consolidated financial statements.
6 Fiscal year 2010 balance sheet data is unaudited.

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
Overview
We are a global medical technology company with proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. We offer a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care. Our offerings include established brands used in hospitals throughout the United States and approximately 130 countries worldwide. Our strategy is to enhance growth by focusing on healthcare safety and productivity, driving innovation and clinical differentiation, accelerating our global growth and pursuing strategic opportunities.
Our primary customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices. For the fiscal years ended June 30, 2014 and 2013, we generated revenue of $3.84 billion and $3.55 billion, respectively. We generated income from continuing operations of $417 million in fiscal year 2014 and $389 million in fiscal year 2013. Approximately 23% of our fiscal year 2014 revenue was from customers outside of the United States.
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
Healthcare providers globally are focused on reducing the rising costs to deliver care. As a result, hospitals have prioritized and, in some cases, constrained their capital equipment purchases. Despite seeing some improvement during fiscal year 2013 and a stable environment in fiscal year 2014, we continue to anticipate it will take time before significant market improvements are realized. Even in this environment, we believe our Medical Systems business is well positioned, and will strengthen with improvements in hospital capital equipment spending.
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

Healthcare Reform
We are also affected by uncertainties in the healthcare industry related to healthcare reform. In March 2010, comprehensive healthcare reform was enacted in the United States through the passage of the Patient Protection and Affordable Health Care and the Health Care and Education Reconciliation Acts. Among other initiatives, the legislation implemented a 2.3% annual excise tax on the sales of certain medical devices in the United States, effective January 2013. As this excise tax is recorded as a selling, general and administrative expense, it has, and will continue to have, an adverse effect on our operating expenses and results of operations. In fiscal year 2014, we paid approximately $23 million related to the medical device tax. We currently expect the impact of the tax to be approximately $25 million in fiscal year 2015 and annually thereafter. In addition, as the United States federal government implements additional provisions of healthcare reform, we anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. The uncertainties regarding the implementation and impact of the enacted healthcare reform measures, as well as other potential reform initiatives in the future, may have an adverse effect on our customers’ purchasing decisions regarding our products and services.
Innovation and New Products
Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. Our investment in research and development during fiscal year 2014 was $190 million, or 5% of revenues. Looking forward, we remain committed to producing a pipeline of innovative products to continue to support our growth strategies. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability. With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow. If, however, our future innovations are not successful in meeting customers’ needs or prove to be too costly versus their perceived benefit, our growth may slow.
International and Foreign Exchange
We sell our products in approximately 130 countries and manufacture our products in 9 countries in North America, Europe, and Latin America. Due to the global nature of our business, our revenue and expenses are influenced by foreign exchange movements. In fiscal year 2014, approximately 18% of our sales were in currencies other than the United States dollar. Increases or decreases in the value of the United States dollar compared to other currencies will affect our reported results as we translate those currencies into United States dollars. The percentage of fiscal year 2014 sales by major currencies was as follows:

United States Dollar	82%
Euro	8%
British Pound	4%
All Other	6%
100%
Acquisitions and Divestitures
Acquisitions have historically played a role in our growth, and we have made several significant acquisitions in the last five years. Our business was formed principally through a series of acquisitions by Cardinal Health of established healthcare companies, including the acquisition in 2007 of VIASYS Healthcare Inc., a developer of respiratory care systems, and the acquisition in 2008 of the assets of Enturia, Inc., a manufacturer of skin-antiseptic products. Since our spinoff from Cardinal Health, we have taken steps to expand and refine our product offerings, including through the acquisitions and divestitures described below.

Acquisitions:

Date	Business
May 2010	Medegen, a manufacturer of clinically differentiated IV needleless access valves and administration sets, including our MaxGuard and MaxPlus products
April 2011	Vestara, a developer of technology solutions that enable the safe, efficient disposal and tracking of environmentally sensitive pharmaceutical waste
August 2011	Rowa, a German based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies
April 2012	PHACTS, a technology and consulting company that helps hospital pharmacies better manage inventory, reduce pharmaceutical costs, and streamline operations
June 2012	UK Medical Holdings, a leading distributor of specialized medical products to the National Health Service and private healthcare sector in the United Kingdom
November 2012	Intermed, a leading respiratory technologies company based in Brazil
October 2013	Sendal, an infusion specialty disposable manufacturer in Spain that primarily serves the Western European market
December 2013	Vital Signs, a leading manufacturer of single-use consumables for respiratory care and anesthesiology, which also markets products for temperature management and patient monitoring consumables
In addition to the acquisitions listed above, we have acquired non-controlling equity interests in privately held companies, including our March 2014 investment in Caesarea Medical Electronics Ltd. (“CME”). CME is a global infusion pump manufacturer headquartered in Israel that designs, manufactures and markets a range of infusion and syringe pumps, as well as related accessories and disposable administration sets for both homecare and hospital settings.
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
During the quarter ended March 31, 2014, we reclassified IPR&D associated with the Medegen acquisition to developed technology due to commercialization. The developed technology will be amortized over 15 years.
Product Quality and Recalls
Product quality, particularly in life saving and sustaining technologies, plays a critical role in our success. A quality or safety issue may result in public warning letters, product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition. In addition, recalls may negatively affect sales due to customer concerns about product quality. For the fiscal years ended June 30, 2014 and 2013, net charges related to product recalls were not material. For the fiscal year ended June 30, 2012, net charges related to product recalls were $23 million.
We are operating under an amended consent decree with the FDA related to our infusion pump business in the United States. We entered into a consent decree with the FDA in February 2007 related to our Alaris SE pumps, and in February 2009, we and the FDA amended the consent decree (“amended consent decree”) to include all infusion pumps manufactured by or for CareFusion 303, Inc., our subsidiary that manufactures and sells infusion pumps in the United States. The amended consent decree does not apply to intravenous administration sets and accessories. While we remain subject to the amended consent decree, which includes the requirements of the consent decree, we have made substantial progress in our compliance efforts. In accordance with the consent decree, we reconditioned Alaris SE pumps that had been seized by the FDA, remediated Alaris SE pumps in use by customers, and had an independent expert inspect the Alaris SE pump facilities and provide a certification to the FDA as to compliance. As result of these efforts, in January 2010, we announced that the FDA had given us permission to resume the manufacturing and marketing of our Alaris SE pumps. In accordance with the amended consent decree, and in addition to the requirements of the original consent decree, we also implemented a corrective action plan to bring the Alaris System and all other infusion pumps in use in the United States market into compliance, had our infusion pump facilities inspected by an independent expert, and had our recall procedures and all ongoing recalls involving our infusion pumps inspected by an independent recall expert. In July 2010, the FDA notified us that we could proceed to the audit inspection phase of the amended consent decree, which included the requirement to retain an independent expert to conduct periodic audits of our infusion pump facilities over a four-year period. While we are no longer subject to these periodic audits, the FDA maintains the ability to conduct inspections of our infusion pump facilities. In addition, the amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the amended consent decree, up to $15 million per year.
We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of June 30, 2014, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves associated with compliance with the amended consent decree.
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
Infusion Business and Market Developments
Our consolidated results have also been affected by developments within our infusion business and the infusion market in the United States. Because of safety concerns, the FDA has increased its scrutiny of infusion pumps. During fiscal year 2011, three of our competitors recalled their infusion pumps to correct safety concerns. In addition, a fourth was ordered by the FDA to recall and destroy as many as 200,000 of its infusion pumps and to provide refunds to its customers or replace pumps at no cost. As a result, there was increased demand for infusion pumps in the United States in fiscal year 2011 and 2012, as healthcare providers sought to replace or upgrade their existing equipment. We experienced increased demand for our infusion pumps as a result, which contributed to higher infusion revenues for fiscal year 2011 and 2012. In order to successfully compete in this business environment, we temporarily discounted the pricing on our infusion pumps, in some cases up to 30% or more. In late fiscal year 2013, a competitor that recalled infusion pumps during fiscal year 2011, recalled additional infusion pumps to correct safety concerns, and it announced that it would stop selling several of its infusion pumps in the United States and seek to retire its older pump technologies from the market. As a result, we again experienced increased demand for our infusion pumps in the United States in fiscal year 2014.
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
The Medical Systems segment is organized around our medical equipment business lines. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilation and diagnostics equipment and dedicated consumables used during respiratory diagnostics and therapy. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”
The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments business lines. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and specialty IV infusion valves, administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used for providing respiratory therapy, as well as single-use consumables for respiratory care and anesthesiology.

CONSOLIDATED RESULTS OF OPERATIONS
Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013
Below is a summary of comparative results of operations and a more detailed discussion of results for the fiscal years ended June 30, 2014 and 2013:

	Fiscal Year Ended June 30,
(in millions)	2014	2013	Change
Revenue	$3,842	$3,550	$292
Cost of Products Sold	1,934	1,700	234
Gross Profit	1,908	1,850	58
Selling, General and Administrative Expenses	1,061	980	81
Research and Development Expenses	190	192	(2)
Restructuring and Acquisition Integration Charges	43	18	25
Gain on Sale of Assets	(4)	—	(4)
Reserve for Expected Government Settlement	—	41	(41)
Share of Net (Earnings) Loss of Equity Method Investee	(3)	—	(3)
Operating Income	621	619	2
Interest Expense and Other, Net	89	76	13
Income Before Income Taxes	532	543	(11)
Provision for Income Taxes	115	154	(39)
Income from Continuing Operations	417	389	28
Loss from Discontinued Operations, Net of Tax	—	(4)	4
Net Income	$417	$385	$32

Revenue
The following table presents the revenue information for select business lines within each of our reportable segments for the fiscal years ended June 30, 2014 and 2013:

	Fiscal Year Ended June 30,
(in millions)	2014	2013	Change
Medical Systems
Dispensing Technologies	$954	$993	$(39)
Infusion Systems	1,037	916	121
Respiratory Technologies	377	393	(16)
Other	26	27	(1)
Total Medical Systems	$2,394	$2,329	$65
Procedural Solutions
Infection Prevention	$656	$594	$62
Medical Specialties	364	344	20
Specialty Disposables	428	283	145
Total Procedural Solutions	$1,448	$1,221	$227
Total CareFusion	$3,842	$3,550	$292

Revenue in our Medical Systems segment increased 3% to $2,394 million compared to the prior fiscal year. The increase was primarily a result of increased revenues in the Infusion Systems ($121 million) business line, partially offset by a decrease in Dispensing Technologies ($39 million) business line.
Revenue in the Dispensing Technologies business line decreased $39 million to $954 million, primarily due to a decrease in the volume of equipment installations as we began to launch a new product release. Revenue in the Infusion Systems business line increased $121 million to $1,037 million, primarily due to the impact of an increase in the volume of pump installations, competitive displacements and higher dedicated disposables from a larger installed base. Revenue in the Respiratory Technologies business line decreased $16 million to $377 million, primarily due to the fulfillment of significant government orders in the prior year.
Revenue in our Procedural Solutions segment increased 19% to $1,448 million compared to the prior fiscal year. The increase in Procedural Solutions revenue was due to growth in the Specialty Disposables ($145 million), Infection Prevention ($62 million), and Medical Specialties ($20 million) business lines.
Revenue in the Specialty Disposables business line increased by $145 million to $428 million, primarily as a result of revenues associated with Vital Signs, which we acquired in December 2013, and increased distribution activities for bronchial hygiene products. Revenue in the Infection Prevention business line increased by $62 million to $656 million, primarily as a result of revenues associated with Sendal, which we acquired in October 2013, and increased sales of our clinically differentiated skin preparation products. Revenue in the Medical Specialties business line increased by $20 million to $364 million, primarily as a result of continued strength in pleural drainage and biopsy categories.
Gross Profit and Gross Margins
Gross profit increased 3% to $1,908 million compared to the prior fiscal year. As a percentage of revenue, gross margin was 49.7% and 52.1% for fiscal year 2014 and 2013, respectively.
The decrease in gross margin during the fiscal year was primarily due to product mix associated with lower dispensing equipment installation volumes, higher infusion capital placements and increased sales in lower margin product lines associated with our acquisition of Sendal and Vital Signs. In addition, the decrease in gross margins were further impacted by a key supplier winding down its business and the costs associated with transitioning to a new supplier.
Selling, General and Administrative and Research and Development Expenses
SG&A expenses increased 8% to $1,061 million compared to the prior fiscal year. The increase was primarily due to acquisition and operating costs associated with Sendal and Vital Signs, the impact of the medical device excise tax and costs associated with selling activities.

R&D expenses decreased 1% to $190 million compared to the prior fiscal year. During the fiscal year, we continued to invest in next generation platforms for Medical Systems and Procedural Solutions segments, with our R&D expense for Procedural Solutions increasing modestly over the prior fiscal year and our R&D expense for Medical Systems slightly decreasing over the prior fiscal year due to the current phase of our product development life cycle.
Restructuring and Acquisition Integration Charges
Restructuring and acquisition integration charges increased $25 million to $43 million compared to the prior fiscal year. The increase was primarily due to restructuring plans, which focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure, partially offset by a gain on sale of assets of $4 million in connection with restructuring activities.
Share of Net Earnings of Equity Method Investee
Share of net earnings of equity method investee of $3 million during the fiscal year ended June 30, 2014 is associated with earnings from CME, a new investee in fiscal year 2014. See note 4 for further information.
Operating Income
Operating income increased $2 million to $621 million compared to the prior fiscal year.
Segment profit in our Medical Systems segment decreased $38 million to $433 million compared to the prior fiscal year. The 8% decrease in segment profit was primarily attributable to the impact of lower sales in the Dispensing Technologies and Respiratory Technologies business lines, partially offset by an increase in sales in the Infusion Systems business line.
Segment profit in our Procedural Solutions segment decreased $1 million to $188 million compared to the prior fiscal year. The 1% decrease in segment profit was primarily attributable to the costs associated with the acquisition of Sendal and Vital Signs and increased R&D expense, partially offset by increased sales of our clinically differentiated products across our portfolio.
Interest Expense and Other, Net
Interest expense and other, net increased 17% to $89 million compared to the prior fiscal year. This increase was primarily due to the settlement of a tax matter in connection with an uncertain tax position and the impact of higher interest expenses associated with our senior debt compared to the prior fiscal year.
Provision for Income Taxes
Income tax expense decreased by $39 million to $115 million compared to the prior fiscal year. The effective tax rate for fiscal year 2014 was 21.6% compared to 28.3% for fiscal year 2013. The decrease in the effective tax rate was primarily due to changes in our business income mix by jurisdiction, the settlement of tax matters under appeal with the IRS related to fiscal years 2003 through 2005 and a tax settlement with foreign tax authorities. The settlement with the foreign tax authorities resulted in a reduction in tax liability of $10 million, which was recorded in the consolidated statements of income in “Provision for Income Tax”. In connection with this settlement, the Company also recorded a loss of $10 million related to the write down of an indemnification receivable related to the tax liability, which is reflected in the consolidated statements of income in “Interest Expense and Other, Net.” Accordingly, the impact of this settlement on net income was zero.
During the fiscal year ended June 30, 2013, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle $450 million of the $462 million of additional tax proposed by the IRS in connection with the audit of fiscal years 2003 through 2005 related to the transfer of intellectual property among our subsidiaries. In connection with the settlement, we agreed to pay $80 million ($69 million net of tax) including $26 million of interest. During the fiscal year ended June 30, 2014, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle all remaining matters under appeal with the IRS related to fiscal years 2003 through 2005. As part of this closing agreement, we agreed to pay $12 million ($11 million net of tax), including $5 million of interest, which is reflected in our financial results for the quarter ended September 30, 2013. We were adequately reserved for these taxes and the settlement did not result in additional tax expense.
We are currently working with the IRS to join the IRS Compliance Assurance Process (“CAP”) program, a real-time audit process in which we and the IRS endeavor to agree on the treatment of all tax positions prior to the filing of our federal tax return. We believe that there are benefits to participating in the CAP program, as it is expected to reduce the period of time between the filing of our tax returns and settlement with the IRS. In order to participate in the CAP program, we must resolve open IRS audits and audits under appeal. Accordingly, we expect that we will continue to enter into settlement agreements with the IRS with respect to prior tax years as we progress in our efforts to join the CAP program.

For additional detail regarding the provision for income taxes, see note 14 to the consolidated financial statements.
Loss from Discontinued Operations, Net of Tax
During the fiscal year ended June 30, 2014, we had no discontinued operations, compared to loss from discontinued operations of $4 million for fiscal year 2013.
See note 2 to the consolidated financial statements for further information related to these discontinued operations.

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012
Below is a summary of comparative results of operations and a more detailed discussion of results for the fiscal years ended June 30, 2013 and 2012:

	Fiscal Year Ended June 30,
(in millions)	2013	2012	Change
Revenue	$3,550	$3,598	$(48)
Cost of Products Sold	1,700	1,794	(94)
Gross Profit	1,850	1,804	46
Selling, General and Administrative Expenses	980	1,033	(53)
Research and Development Expenses	192	164	28
Restructuring and Acquisition Integration Charges	18	33	(15)
Reserve for Expected Government Settlement	41	—	41
Operating Income	619	574	45
Interest Expense and Other, Net	76	87	(11)
Income Before Income Taxes	543	487	56
Provision for Income Taxes	154	126	28
Income from Continuing Operations	389	361	28
Discontinued Operations
Loss from the Disposal of Discontinued Businesses, Net of Tax	—	(78)	78
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	(4)	10	(14)
Loss from Discontinued Operations, Net of Tax	(4)	(68)	64
Net Income	$385	$293	$92

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
__________________
1Includes the respiratory diagnostics product line. See note 1 to the consolidated financial statements.
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
Gross Profit and Gross Margins
Gross profit increased 3% to $1,850 million compared to the prior fiscal year. As a percentage of revenue, gross margin was 52.1% and 50.1% for fiscal year 2013 and 2012, respectively.
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
During the quarter ended June 30, 2013, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle $450 million of the $462 million of additional tax proposed by the IRS in connection with the audit of fiscal years 2003 through 2005 related to the transfer of intellectual property among our subsidiaries. In connection with the settlement, we agreed to pay $80 million ($69 million net of tax) including $26 million of interest. We were adequately reserved for these taxes and the settlement did not result in additional tax expense.
For additional detail regarding the provision for income taxes, see note 14 to the consolidated financial statements.
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
Our cash and cash equivalents balance at June 30, 2014 was $2,303 million. Of this balance, $1,153 million is held outside of the United States and is denominated in United States dollars as well as other currencies. We believe that our current domestic cash flow from operations, domestic cash balances, and senior unsecured revolving credit facility provides us with sufficient liquidity to meet domestic operating needs. It is our intention to indefinitely reinvest all foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. To the extent our foreign operations have generated previously taxed income that will not be subject to additional United States federal income tax, we may decide to repatriate such earnings to the United States. Additionally, we intend to fund foreign acquisitions primarily through the use of unrepatriated cash held by foreign subsidiaries. However, should our domestic cash needs exceed our current or future domestic cash flows, we could repatriate foreign cash or utilize our senior unsecured revolving credit facility, both of which would result in increased expense, tax or interest.
Since July 1, 2011, we have issued $1.3 billion in senior unsecured notes. In March 2013, we issued $300 million aggregate principal amount of notes and received net proceeds of approximately $298 million, and in May 2014, we issued $1 billion aggregate principal amount of notes and received net proceeds of approximately $990 million. During this same period, we used $700 million of our cash balances to repay outstanding senior unsecured notes upon maturity, including the repayment of $250 million of notes upon maturity in August 2012, and $450 million of notes upon maturity in August 2014.
We believe that our future cash from operations together with our access to funds available under our senior unsecured revolving credit facility and the capital markets will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities.
In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock through open market and private transactions. This share repurchase program was completed in June 2013. Under this program, we repurchased a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees). In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the fiscal year ended June 30, 2014, we repurchased a total of 14.6 million shares under this program for an aggregate of $577 million (excluding commissions and fees). From July 1, 2014 through the date of this filing, we purchased an additional 2.3 million shares under this program for an aggregate of $103 million (excluding commissions and fees). We expect to manage the pace of repurchases under this program based on market conditions and other relevant factors. In August 2014, our Board of Directors authorized the repurchase of an additional $750 million of our common stock through June 2016.  We expect to begin repurchasing shares under this new program upon completion of the $750 million program authorized in August 2013.
On January 9, 2014, we announced that we entered into a final settlement agreement to resolve government investigations related to prior sales and marketing practices for our ChloraPrep skin preparation product and our relationships with health care professionals. We previously disclosed on April 25, 2013, that we had reached an agreement in principle to pay the government approximately $41 million to resolve the allegations. We paid the settlement in January 2014, which was previously reserved during the year ended June 30, 2013. See note 15 to the consolidated financial statements for further information.
During the fiscal year ended June 30, 2013, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle $450 million of the $462 million of additional tax proposed by the IRS in connection with the audit of fiscal years 2003 through 2005 related to the transfer of intellectual property among our subsidiaries. In connection with the settlement, we agreed to pay $80 million ($69 million net of tax) including $26 million of interest. During the fiscal year ended June 30, 2014, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle all remaining matters under appeal with the IRS related to fiscal years 2003 through 2005. As part of this closing agreement, we agreed to pay $12 million ($11 million net of tax), including $5 million of interest, which is reflected in our financial results for the fiscal year ended June 30, 2014. See note 14 to the consolidated financial statements for further information.

Sources and Uses of Cash
The following table summarizes our consolidated statements of cash flows from continuing operations for the fiscal years ended June 30, 2014, 2013, and 2012:

	Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
Cash Flow Provided by/(Used in)
Operating Activities	$685	$613	$648
Investing Activities	$(718)	$(171)	$(238)
Financing Activities	$522	$(299)	$(99)
Fiscal Years Ended June 30, 2014 and June 30, 2013
Net operating cash flow from continuing operations increased $72 million to $685 million for the year ended June 30, 2014 compared to the prior year. The increase in cash flow provided by continuing operations was driven by an increase in cash flow associated with net investment in sales type leases ($91 million), accounts payable ($76 million), and other operating activities ($93 million). These activities were partially offset by a decrease in net income adjusted for non-cash items ($47 million), a decrease in cash flow associated with trade receivables ($126 million), and inventories ($15 million).
Net cash used in continuing operations from investing activities increased $547 million for the year ended June 30, 2014 compared to the prior year, primarily due to an increase in amounts paid for acquisitions of $453 million, and for equity or cost investments of $108 million. Additionally, cash used in property and equipment increased $9 million. These activities were offset by a decrease in cash used for intangibles assets ($18 million).
Net cash provided by continuing operations from financing activities increased $821 million for the year ended June 30, 2014 compared to the prior year. This increase is largely due to net proceeds from the May 2014 issuance of senior notes ($990 million) compared to the repayment of senior notes ($250 million upon maturity in August 2012), and the receipt of net proceeds from the March 2013 issuance of senior notes ($298 million). Additionally, more cash was generated from stock option exercises, net of shares withheld for tax purposes ($49 million) as compared to the prior year. These activities were offset by our share repurchase activities, which increased cash outflows to $569 million, compared to $400 million of share repurchase activities during fiscal year 2013.
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
Net cash used in continuing operations from financing activities increased $200 million for the year ended June 30, 2013 compared to the prior year. This increase is largely due to our share repurchase activities, which increased to $400 million, compared to $100 million of repurchase activities during fiscal year 2012. Additionally, there was an increase in cash used in the repayment of senior notes ($250 million) upon maturity in August 2012. These increases in cash used were offset by receipt of net proceeds from the March 2013 issuance of senior notes ($298 million) and an increase in proceeds from stock option exercises, net of shares withheld for tax purposes ($61 million) as compared to the prior year.

Capital Resources
Senior Unsecured Notes.    The following table summarizes the aggregate principal amount of our outstanding senior unsecured notes as of June 30, 2014, 2013, and 2012:

	For Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
4.125% senior notes due 2012	$—	$—	$250
5.125% senior notes due 2014*	450	450	450
1.450% senior notes due 2017	300	—	—
6.375% senior notes due 2019	700	700	700
3.300% senior notes due 2023	300	300	—
3.875% senior notes due 2024	400	—	—
4.875% senior notes due 2044	300	—	—
Total senior notes	$2,450	$1,450	$1,400
________
*Repaid upon maturity in August 2014
In anticipation of our spinoff from Cardinal Health, we sold $1.4 billion aggregate principal amount of senior unsecured notes in July 2009 and received net proceeds of $1.374 billion (the “July 2009 Notes”). In August 2012, we used $250 million in cash to repay upon maturity the $250 million aggregate principal amount of 4.125% senior notes due 2012. In March 2013, we issued $300 million aggregate principal amount of 3.300% senior notes due 2023 and received net proceeds of approximately $298 million (the “March 2013 Notes”). In May 2014, we issued $1 billion aggregate principal amount of senior notes and received net proceeds of approximately $990 million (the “May 2014 Notes”). In August 2014, we used a portion of the net proceeds of the May 2014 Notes issuance to repay upon maturity the $450 million aggregate principal amount of 5.125% senior notes due 2014.
The indentures governing the senior notes limit, among other things, our ability to incur certain secured debt, enter into certain sale and leaseback transactions and merge or consolidate with other companies. In accordance with the indentures, we may redeem the senior notes prior to maturity at a price that would equal or exceed the outstanding principal balance, as defined. In addition, if we undergo a change of control and experience a below investment grade rating event, we may be required to repurchase all of the senior notes at a purchase price equal to 101% of the principal balance plus any accrued and unpaid interest.
In connection with the issuance of the July 2009 Notes and the March 2013 Notes, we entered into separate registration rights agreements with the initial purchasers of the notes pursuant to which we agreed to file a registration statement with the SEC to conduct an exchange offer for the notes. In accordance with the registration rights agreements, we filed a Form S-4 with the SEC and conducted an exchange offer for the July 2009 Notes and the March 2013 Notes, which we completed on February 4, 2010 and January 24, 2014, respectively. The purpose of the exchange offers was to allow the holders of the July 2009 Notes and the March 2013 Notes, which were each issued in separate private placement transactions and were subject to transfer restrictions, to exchange their notes for new registered notes under the Securities Act that did not have these restrictions. The May 2014 Notes were offered in an underwritten public offering pursuant to an automatic shelf registration statement on Form S-3.

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

Borrowings under the amended and restated credit facility bear interest at a rate per annum that is comprised of a reference rate, which is generally based on the British Bankers Association LIBOR Rate, Federal Funds Rate, or prime rate, plus an applicable margin, which varies based upon CareFusion’s debt ratings. The amended and restated credit facility also requires us to pay a quarterly commitment fee to the lenders on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings.
The amended and restated credit facility contains several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, dispositions, and transactions with affiliates. In addition, the amended and restated credit facility contains financial covenants requiring us to maintain a consolidated leverage ratio of no more than 3.50:1.00 as of the end of any period of the most recent four fiscal quarters, and a consolidated interest coverage ratio of at least 3.50:1.00 as of the end of any period of the most recent four fiscal quarters. The amended and restated credit facility is subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control.
At June 30, 2014, we had no amounts outstanding under the amended and restated credit facility.
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

Contractual Obligations
As of June 30, 2014, our contractual obligations, including estimated payments due by fiscal year, are as follows:

	Payments Due by Fiscal Year
(in millions)	2015	2016-2017	2018-2019	Thereafter	Total
Long-Term Debt[1]	$452	$302	$3	$1,703	$2,460
Other Long-Term Liabilities[2]	117	46	20	10	193
Interest on Long-Term Debt[3]	91	178	170	479	918
Operating Leases[4]	34	58	21	16	129
Purchase Obligations[5]	340	13	6	2	361
Total Financial Obligations	$1,034	$597	$220	$2,210	$4,061
 __________________
1 Represents maturities of our long-term debt obligations, excluding capital lease obligations described below, as described in note 13 to the consolidated financial statements. Amounts are presented gross of debt issuance discounts of $21 million at June 30, 2014.
2 Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits of $263 million and deferred taxes of $607 million, tax associated accruals of $89 million, deferred compensation obligations of $25 million and other long-term liabilities of $20 million, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflow. See note 14 to the consolidated financial statements for additional information.
3 Interest obligation is calculated based on each outstanding debt stated or coupon rate, or existing variable rate as of June 30, 2014, as applicable.
4 Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in note 15 to the consolidated financial statements.
5 Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the maximum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

In addition to the contractual obligations set forth above, we expect that we will make payments to the IRS related to prior tax years. We are currently before the IRS Appeals office for fiscal years 2006 and 2007, and we have commenced federal income tax audits for fiscal years 2008 through 2012. We believe that we have provided adequate reserves for these matters. However, if upon the conclusion of these audits, the ultimate determination of taxes owed is for an amount that is materially different than our current reserves, our overall tax expense and effective tax rate may be materially impacted in the period of adjustment. Further, even if we are adequately reserved for these matters, final settlement would require us to make a cash payment to the IRS, which could be material. If we determine to repatriate foreign cash or utilize our revolving credit facility to fund the payment to the IRS, it may result in increased costs. See note 14 to the consolidated financial statements for further information.
Off-Balance Sheet Arrangements
At June 30, 2014, we did not have any off-balance sheet arrangements.

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
If a lease meets at least one of the criteria above, and collectability of the minimum lease payments is reasonably predictable and there are no important uncertainties surrounding the amount of unreimbursable costs yet to be incurred under the lease, the lease is classified as a sales-type lease. All other leases are classified as operating leases.
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
The determination of vendor-specific objective evidence associated with our products and services is generally based on historical evidence of sales of the same product in stand-alone transactions and the contract renewal prices for post-contract support and separately priced extended warranty services. The determination of third-party evidence is generally based on market data on sales of similar products and services, if available; however in most cases we and our competitors execute large multiple element arrangements which reduces our ability to determine the prices for individual products and services. Management’s best estimate of selling price is developed consistent with the price at which we would transact if the deliverable were sold by us regularly on a stand-alone basis. In determining estimated selling price, we generally consider the following: stand-alone sales prices, established price lists, costs to produce, profit margins for similar products, market conditions, and customer stratification.
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
In conjunction with the review of a transaction, the status of the acquired company’s research and development projects is assessed to determine the existence of IPR&D. In connection with certain acquisitions, we are required to estimate the fair value of acquired IPR&D, which requires selecting an appropriate discount rate and estimating future cash flows for each project. Management also assesses the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs are not assigned to IPR&D unless future development is probable. IPR&D is recorded as an unamortized intangible asset until the underlying products are either completed and put into service, which would require commencing amortization over the estimated product life, or determining the products will not complete development, which would require impairing the portion of IPR&D associated with that product. Until either determination is made, IPR&D is subject to periodic impairment review, with impairments, if any, expensed to our consolidated statement of income. During fiscal year 2010, we completed the acquisition of Medegen, which resulted in approximately $45 million of IPR&D associated with new products under development being recorded as an intangible asset. During fiscal year 2014, we reclassified in-process research and development associated with the Medegen acquisition to developed technology due to commercialization. The developed technology will be amortized over 15 years.

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
In conducting the annual impairment test of our goodwill and indefinite-lived intangible assets, an optional qualitative assessment may be performed. If the results of this qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is not less than its carrying amount, then no further quantitative testing is required. The optional qualitative assessment was not used for annual impairment testing in fiscal year 2014. Otherwise, the calculated fair value of a reporting unit or indefinite-lived intangible asset is compared to its carrying amount, including goodwill by performing the quantitative impairment test. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. There are no active or inactive markets for our reporting units or indefinite-lived intangible assets to derive approximate fair values, and accordingly, the valuation process is similar to the valuation of a closely-held company or acquired indefinite-lived intangible asset and considers valuation methods that are income-based and market-based. Our income-based approach is a discounted cash flow method which utilizes an estimated discount rate to the projected after-tax cash flows for the reporting unit or indefinite-lived intangible asset. Our market-based approach utilizes an estimated market-based multiple to the reporting units’ estimated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The results of the income-based and market-based approaches are equally weighted to arrive at the total estimated fair value for each reporting unit for the purposes of our annual goodwill impairment testing. Based on our annual impairment test as of the fourth quarter of the fiscal year, we did not record any goodwill or other indefinite-lived intangible asset impairments.

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
See note 6 to the consolidated financial statements for additional information.
Provision for Income Taxes
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
We are responsible for fulfilling all share-based awards related to our common stock, and Cardinal Health is responsible for fulfilling all share-based awards related to Cardinal Health common shares, regardless of whether the employee holding the share-based award is an employee of the company or Cardinal Health. We record share-based compensation expense for the share-based awards with the offsetting impact recorded to “Additional Paid-In Capital” in our consolidated balance sheets. The fair value of stock options granted by the company during the fiscal years ended June 30, 2014, 2013, and 2012 was valued utilizing a Black-Scholes-Merton valuation model. In addition, for performance stock units granted during fiscal year 2011, which were subject to performance goals based on market conditions associated with stock price appreciation, we estimated fair value by utilizing a Monte Carlo valuation model.

Our estimate of fair value depends on a complex process that requires the estimation of future uncertain events. These events, estimates of which are entered within the valuation model include, but are not limited to, stock price volatility, the expected life, expected dividend yield and forfeiture rates. Once fair values are determined, current accounting practices do not permit them to be changed, even if the estimates used in the valuation model are different from actual results. We are required to compare our estimated share-based forfeiture rates to actual forfeiture rates and record any adjustments as necessary. See note 20 to the consolidated financial statements for additional information regarding share-based compensation including the valuation process.
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
As of June 30, 2014, we had no forward interest rate swap derivative instruments outstanding.
As of June 30, 2013, the notional amount of the forward interest rate swap derivative instruments was $450 million, with an estimated fair value gain of approximately $34 million. The agreements require us to make payments based on fixed interest rates and receive payments based on variable benchmark LIBOR interest rates.
As of June 30, 2014 and June 30, 2013, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. At both June 30, 2014 and June 30, 2013, there were no outstanding amounts under our five-year senior unsecured revolving credit facility. In August 2012, we used $250 million of our cash balances to repay upon maturity $250 million of our outstanding senior notes. In March 2013, we issued $300 million aggregate principal amount of senior notes and received net proceeds of approximately $298 million. In May 2014, we issued $1 billion aggregate principal amount of senior notes and received net proceeds of approximately $990 million, and in August 2014, we used a portion of the net proceeds to repay upon maturity $450 million of our outstanding senior notes. The tables below present information about our investment portfolio and debt obligations:

	June 30, 2014
	Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$315	$—	$—	$—	$—	$—	$315	$315
Cash Equivalents	$1,988	$—	$—	$—	$—	$—	$1,988	$1,988
Weighted Average Interest Rate[1]	0.06%	—	—	—	—	—	0.06%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$452	$2	$300	$1	$2	$1,703	$2,460	$2,583
Weighted Average Coupon Rate	5.12%	3.47%	1.45%	3.21%	3.25%	4.00%	4.57%
Other Obligations	$2	$1	$1	$1	$—	$—	$5	$5
Weighted Average Interest Rate	9.85%	7.50%	7.50%	7.50%	—	—	8.29%	—

	June 30, 2013
	Maturing in Fiscal Year							Fair Market Value[3]
(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
ASSETS
Cash and Cash Equivalents
Cash	$246	$—	$—	$—	$—	$—	$246	$246
Cash Equivalents	$1,552	$—	$—	$—	$—	$—	$1,552	$1,552
Weighted Average Interest Rate [1]	0.05%	—	—	—	—	—	0.05%	—
LIABILITIES
Debt Obligations
Fixed Rate Debt[2]	$2	$452	$2	$1	$1	$1,003	$1,461	$1,572
Weighted Average Coupon Rate	3.44%	5.12%	3.47%	2.65%	3.21%	5.44%	5.34%	—
Other Obligations	$—	$—	$—	$—	$—	$—	$—	$—
Weighted Average Interest Rate	12.43%	—	—	—	—	—	12.43%	—
 __________________
1 Represents weighted average interest rate for cash equivalents only; cash balances generally earn no interest.
2 Fixed rate notes are presented gross of $21 million and $15 million purchase discount at June 30, 2014 and June 30, 2013, respectively.
3 The estimated fair value of our long-term obligations and other short-term borrowings was $2,588 million and $1,572 million at June 30, 2014 and June 30, 2013, respectively. The fair value of our senior notes at June 30, 2014 and 2013 was based on quoted market prices. The fair value of the other obligations at June 30, 2014 and June 30, 2013, was based on either the quoted market prices for the same or similar debt and the current interest rates offered for debt or estimated based on discounted cash flows.
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
The following table provides information about our foreign currency derivative instruments outstanding as of June 30, 2014 and June 30, 2013:

	June 30, 2014		June 30, 2013
(in millions)	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Foreign Currency Forward Contracts:
(Receive USD/pay foreign currency)
Euro	$11	1.4	$4	1.3
Australian Dollar	10	0.9	7	0.9
New Zealand Dollar	7	0.9	8	0.8
South African Rand	3	10.7	—	—
Mexico Peso	7	13.0	11	13.3
Canadian Dollar	5	1.1	14	1.1
Swiss Franc	—	—	1	0.9
Japanese Yen	—	—	1	97.7
British Pound	—	—	12	1.5
Hong Kong Dollar	5	7.8	5	7.8
Total	$48		$63
Estimated Fair Value	$—		$—
Foreign Currency Forward Contracts:
(Pay USD/receive foreign currency)
Swiss Franc	$1	0.9	$—	—
British Pound	3	1.7	—	—
Total	$4		$—
Estimated Fair Value	$—		$—
Foreign Currency Forward Contracts:
(Pay foreign currency/receive Euros)
British Pound	$8	0.8	$8	0.9
Total	$8		$8
Estimated Fair Value	$—		$—
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAREFUSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CareFusion Corporation

In our opinion, the accompanying consolidated balance sheet as of June 30, 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of CareFusion Corporation and its subsidiaries at June 30, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Vital Signs from its assessment of internal control over financial reporting as of June 30, 2014 because it was acquired by the Company in a purchase business combination during fiscal year 2014. We have also excluded Vital Signs from our audit of internal control over financial reporting. Vital Signs is a wholly-owned subsidiary whose total assets and total revenues represent 6.1% and 3.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2014.

/s/ PricewaterhouseCoopers LLP
San Diego, California
August 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of CareFusion Corporation

We have audited the accompanying consolidated balance sheet of CareFusion Corporation as of June 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2013. Our audits also included the financial statement schedule for the two years in the period ended June 30, 2013 at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareFusion Corporation at June 30, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
San Diego, California
August 9, 2013

CAREFUSION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(in millions, except per share amounts)	2014	2013	2012
Revenue	$3,842	$3,550	$3,598
Cost of Products Sold	1,934	1,700	1,794
Gross Profit	1,908	1,850	1,804
Selling, General and Administrative Expenses	1,061	980	1,033
Research and Development Expenses	190	192	164
Restructuring and Acquisition Integration Charges	43	18	33
Gain on Sale of Assets	(4)	—	—
Reserve for Expected Government Settlement	—	41	—
Share of Net (Earnings) Loss of Equity Method Investee	(3)	—	—
Operating Income	621	619	574
Interest Expense and Other, Net	89	76	87
Income Before Income Tax	532	543	487
Provision for Income Tax	115	154	126
Income from Continuing Operations	$417	$389	$361
Discontinued Operations:
Loss from the Disposal of Discontinued Businesses, Net of Tax	—	—	(78)
Income (Loss) from the Operations of Discontinued Businesses, Net of Tax	—	(4)	10
Loss from Discontinued Operations, Net of Tax	—	(4)	(68)
Net Income	$417	$385	$293
PER SHARE AMOUNTS:
Basic Earnings (Loss) per Common Share:
Continuing Operations	$1.99	$1.76	$1.62
Discontinued Operations	$—	$(0.02)	$(0.31)
Basic Earnings per Common Share	$1.99	$1.74	$1.31
Diluted Earnings (Loss) per Common Share:
Continuing Operations	$1.96	$1.74	$1.60
Discontinued Operations	$—	$(0.02)	$(0.30)
Diluted Earnings per Common Share	$1.96	$1.72	$1.30
Weighted-Average Number of Common Shares Outstanding:
Basic	209.7	221.2	223.7
Diluted	212.9	224.0	226.0

See accompanying notes to consolidated financial statements

CAREFUSION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
Net Income	$417	$385	$293
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	27	8	(60)
Unrealized Gain (Loss) on Other Derivatives	—	1	(2)
Unrealized Gain (Loss) on Interest Rate Swaps	(21)	32	(11)
Net Change in Minimum Pension Liability	(4)	2	(4)
Comprehensive Income, Net of Tax	$419	$428	$216

See accompanying notes to consolidated financial statements

CAREFUSION CORPORATION
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2014	June 30, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,303	$1,798
Trade Receivables, Net	574	429
Current Portion of Net Investment in Sales-Type Leases	290	351
Inventories, Net	441	384
Prepaid Expenses	29	30
Other Current Assets	84	141
Total Current Assets	3,721	3,133
Property and Equipment, Net	448	409
Net Investment in Sales-Type Leases, Less Current Portion	970	1,001
Goodwill	3,311	3,081
Intangible Assets, Net	1,016	793
Investments in Unconsolidated Entities	99	—
Other Assets	90	136
Total Assets	$9,655	$8,553
LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$454	$2
Accounts Payable	206	147
Deferred Revenue	95	51
Accrued Compensation and Benefits	194	150
Other Accrued Liabilities	246	242
Total Current Liabilities	1,195	592
Long-Term Obligations, Less Current Portion	1,990	1,444
Deferred Income Taxes	607	638
Other Liabilities	473	493
Total Liabilities	4,265	3,167
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued — None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued — 234.5 and 229.4 shares at June 30, 2014 and June 30, 2013, respectively	2	2
Treasury Stock, at cost, 30.1 and 15.5 shares at June 30, 2014 and June 30, 2013, respectively	(1,082)	(505)
Additional Paid-In Capital	5,048	4,886
Retained Earnings	1,465	1,048
Accumulated Other Comprehensive Loss	(43)	(45)
Total Stockholders’ Equity	5,390	5,386
Total Liabilities and Stockholders’ Equity	$9,655	$8,553
See accompanying notes to consolidated financial statements

CAREFUSION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2011	223.7	$2	(0.1)	$(3)	4,712	$370	$(11)	$5,070
Net Income	—	—	—	—	—	293	—	293
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(60)	(60)
Net Unrealized Loss on Derivatives	—	—	—	—	—	—	(13)	(13)
Net Change in Minimum Pension Liability	—	—	—	—	—	—	(4)	(4)
Share-Based Compensation net, and Options Exercised, net of Shares Withheld for Income Taxes	1.8	—	(0.1)	(2)	47	—	—	45
Share Repurchase Program	—	—	(3.9)	(100)	—	—	—	(100)
Balances at June 30, 2012	225.5	$2	(4.1)	$(105)	$4,759	$663	$(88)	$5,231
Net Income	—	—	—	—	—	385	—	385
Foreign Currency Translation Adjustments	—	—	—	—	—	—	8	8
Net Unrealized Gain on Derivatives	—	—	—	—	—	—	33	33
Net Change in Minimum Pension Liability	—	—	—	—	—	—	2	2
Share-Based Compensation net, and Options Exercised, net of Shares Withheld for Income Taxes	3.9	—	—	—	107	—	—	107
Deferred Tax Liability Adjustment	—	—	—	—	20	—	—	20
Share Repurchase Program	—	—	(11.4)	(400)	—	—	—	(400)
Balances at June 30, 2013	229.4	$2	$(15.5)	$(505)	$4,886	$1,048	$(45)	$5,386
Net Income	—	—	—	—	—	417	—	417
Foreign Currency Translation Adjustments	—	—	—	—	—	—	27	27
Net Unrealized Loss on Derivatives	—	—	—	—	—	—	(21)	(21)
Net Change in Minimum Pension Liability	—	—	—	—	—	—	(4)	(4)
Share-Based Compensation net, and Options Exercised, net of Shares Withheld for Income Taxes	5.1	—	—	—	162	—	—	162
Share Repurchase Program	—	—	(14.6)	(577)	—	—	—	(577)
Balances at June 30, 2014	234.5	$2	(30.1)	$(1,082)	$5,048	$1,465	$(43)	$5,390

See accompanying notes to consolidated financial statements

CAREFUSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
Cash and Cash Equivalents at July 1, Attributable to Continuing Operations	$1,798	$1,648	$1,370
Cash and Cash Equivalents at July 1, Attributable to Discontinued Operations	$—	$(1)	$1
Cash Flows from Operating Activities:
Net Income	417	385	293
Loss from Discontinued Operations, Net of Tax	—	(4)	(68)
Income from Continuing Operations	417	389	361
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	200	184	198
Share-Based Compensation Expense	58	53	51
Deferred Income Taxes	(73)	13	18
(Gain) Loss on the Sale of Assets	(4)	—	2
Other Non-Cash Items	25	28	30
Share of Net (Earnings) Loss of Equity Method Investee	(3)	—	—
Change in Operating Assets and Liabilities, Net of Effects from Acquisitions:
Trade Receivables	(116)	10	90
Inventories	(16)	(1)	(25)
Net Investment in Sales-Type Leases	92	1	(32)
Accounts Payable	43	(33)	(25)
Other Accrued Liabilities and Operating Items, Net	62	(31)	(20)
Net Cash Provided by Operating Activities — Continuing Operations	685	613	648
Net Cash Provided by Operating Activities — Discontinued Operations	—	1	6
Net Cash Provided by Operating Activities	685	614	654
Cash Flows from Investing Activities:
Cash Paid for Acquisitions, Net of Cash Received	(519)	(66)	(188)
Cash Paid for Investments in Unconsolidated Entities	(108)	—	—
Net Proceeds from Divestitures	—	—	59
Additions to Property and Equipment	(93)	(84)	(100)
Additions to Intangible Assets	(3)	(21)	(9)
Proceeds from Sale of Property, Plant, and Equipment	5	—	—
Net Cash Used in Investing Activities — Continuing Operations	(718)	(171)	(238)
Net Cash Used in Investing Activities — Discontinued Operations	—	—	(1)
Net Cash Used in Investing Activities	(718)	(171)	(239)
Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	990	298	—
Repayment of Long-Term Obligations	(6)	(251)	(1)
Debt Issuance Costs	(3)	(1)	(2)
Share Repurchase Programs	(569)	(400)	(100)
Net Cash Transfer from Discontinued Operations	—	—	10
Proceeds from Stock Option Exercises	115	67	14
Other Financing Activities	(5)	(12)	(20)
Net Cash Provided by/(Used in) Financing Activities — Continuing Operations	522	(299)	(99)
Net Cash Used in Financing Activities — Discontinued Operations	—	—	(10)
Net Cash Provided by/(Used in) Financing Activities	522	(299)	(109)
Effect of Exchange Rate Changes on Cash — Continuing Operations	16	7	(33)
Effect of Exchange Rate Changes on Cash — Discontinued Operations	—	—	3
Net Effect of Exchange Rate Changes on Cash	16	7	(30)
Net Increase in Cash and Equivalents — Continuing Operations	505	150	278
Net Increase/(Decrease) in Cash and Equivalents — Discontinued Operations	—	1	(2)
Cash and Equivalents at June 30, attributable to Continuing Operations	$2,303	$1,798	$1,648
Cash and Equivalents at June 30, attributable to Discontinued Operations	$—	$—	$(1)

Non-Cash Investing and Financing Activities
Asset Acquired by Entering into Capital Lease	$4	$—	$—
Share Repurchase Program Transactions Pending Payment	$8	$—	$—
Supplemental Information:
Cash Payments for:
Interest	$78	$73	$78
Income Taxes	$143	$192	$69

See accompanying notes to consolidated financial statements

CAREFUSION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview.    We were incorporated in Delaware on January 14, 2009, for the purpose of holding the clinical and medical products businesses of Cardinal Health, Inc. in anticipation of spinning off from Cardinal Health. We completed the spinoff from Cardinal Health on August 31, 2009.
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
Our Business.    We are a global medical technology company with proven and industry-leading products and services designed to measurably improve the safety, quality, efficiency and cost of healthcare. We offer comprehensive product lines in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care. Our offerings include established brands used in hospitals throughout the United States and approximately 130 countries worldwide. Our primary product brands include: CareFusion™, Achieve®, Alaris®, Guardrails®, Pyxis®, AVEA®, VELA®, LTV®, Jaeger®, Vital Signs®, PleurX®, Rowa®, SensorMedics®, ChloraPrep®, V. Mueller®, Snowden-Pencer®, SmartSite®, Temno®, Texium®, PyxisConnect®, Pyxis MedStation®, Pyxis SupplyStation®, Pyxis ProcedureStation™, Pyxis Pharmogistics™, MedMined®, EnVe®, MaxGuard®, MaxPlus®, MaxZero™ and AirLife®. Our primary customers in the United States include hospitals, ambulatory surgical centers, clinics, long-term care facilities and physician offices.
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
The Medical Systems segment is organized around our medical equipment business lines. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilation and diagnostics equipment and dedicated consumables used during respiratory diagnostics and therapy. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”
The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments business lines. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and specialty IV infusion valves, administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used for providing respiratory therapy, as well as single-use consumables for respiratory care and anesthesiology.

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
Receivables.    Trade receivables are primarily comprised of amounts owed to us through our operating activities and are presented net of an allowance for doubtful accounts and accrued rebates. Our allowance for doubtful accounts totaled $19 million and $15 million at June 30, 2014 and 2013, respectively. We monitor past due accounts on an ongoing basis and establish appropriate reserves to cover probable losses. We write off any amounts deemed uncollectible against an established allowance for doubtful accounts.
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
Concentrations of Credit Risk and Major Customers.    The majority of our cash is invested in highly rated and liquid money market funds, managed by high quality institutions. The weighted average maturity of these funds is within three months, and we have not historically incurred any related losses. We also have cash balances in our bank accounts across the globe, which we typically use for the working capital needs of our local operations.
Our trade receivables, lease receivables and accrued interest receivables are exposed to a concentration of credit risk with customers and re-sellers in the healthcare sector. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the hospital and acute care sectors of the healthcare industry. Such credit risk is limited, however, due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform up-front and ongoing credit evaluations of our customers’ financial condition and maintain reserves for credit losses. Such losses historically have been within our expectations.

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
Inventories.    We determine inventory cost on a first-in, first-out basis. We reduce the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving. We reserve for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and age of on-hand inventory. Work-in-process and finished goods inventories include raw materials, direct labor and manufacturing overhead. See note 8 for additional information.
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
Goodwill and Intangible Assets.    Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets and liabilities assumed in the business combination. Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually in the fourth quarter of each fiscal year, or more frequently if certain indicators are present or changes in circumstances suggest impairment exists. Intangible assets with finite lives are amortized over their useful lives ranging from 3 to 20 years. See note 11 for more information.

We conduct our goodwill impairment testing at the reporting unit level which is comprised of our Medical Systems and Procedural Solutions operating segments, as the business lines comprising each of the operating segments service a common group of customers, offer complementary products, and share a common strategy.
In conducting the annual impairment test of our goodwill and indefinite-lived intangible assets, an optional qualitative assessment may be performed. If the results of this qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is not less than its carrying amount, then no further quantitative testing is required. The optional qualitative assessment was not used for annual impairment testing in fiscal year 2014. In performing our annual impairment test, the estimated fair value of a reporting unit or indefinite-lived intangible asset is compared to its carrying amount, including goodwill by performing the quantitative impairment test. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, further analysis is performed to assess impairment. There are no active or inactive markets for our reporting units or indefinite-lived intangible assets to derive approximate fair values, and accordingly, the valuation process is similar to the valuation of a closely-held company or acquired indefinite-lived intangible asset and considers valuation methods that are income-based and market-based. Our income-based approach is a discounted cash flow method which applies an estimated discount rate to the projected after-tax cash flows for the reporting unit or indefinite-lived intangible asset. Our market-based approach applies an estimated market-based multiple to the reporting units’ estimated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The results of the income-based and market-based approaches are equally weighted to arrive at the total estimated fair value for each reporting unit for the purposes of our annual goodwill impairment testing. Based on our annual impairment test as of the fourth quarter of the fiscal year, we did not record any goodwill or other indefinite-lived intangible asset impairments.

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
Income Taxes.    We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax basis and financial reporting basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings will be indefinitely reinvested.
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
The majority of our revenue transactions are multiple element arrangements in which we sell equipment, installation services, and extended warranty contracts or software maintenance contracts. Revenue is recognized for each unit of accounting individually. We allocate revenue in multiple element arrangements to each unit of accounting using the relative selling price method. Selling prices used during the allocation process are based on; vendor specific objective evidence (“VSOE”) of fair value if available, third-party evidence if VSOE of fair value is not available, or estimated selling price if neither VSOE of fair value or third-party evidence is available.
Equipment sales revenue consists of dispensing, respiratory, and infusion equipment. We recognize equipment sales revenue upon customer acceptance, which occurs after the transfer of title and risk of loss to the customer and the completion of installation or training services. When related training services are considered inconsequential, delivery is deemed to occur upon the transfer of title and risk of loss, at which time revenue and the costs associated with installation and training are recognized.
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
We recognize lease income for products sold under sales-type leases as revenue upon the completion of installation activities in the amount of the present value of the minimum lease payments.
The financing component of sales-type leases is recorded as revenue over the lease term. We recognize products sold under operating leases at the contracted price evenly over the rental period as identified within the customer agreement.
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
Acquired In-Process Research and Development Costs.    IPR&D costs include the costs of research and development projects in process at the time of acquisition, which had not yet reached technological feasibility. Determining the value of IPR&D requires significant estimates. The value of IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. Management also assesses the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs are not assigned to IPR&D unless future development is probable. IPR&D obtained through a business combination is recorded as an intangible asset with an indefinite life and is subject to periodic impairment review, with impairments, if any, expensed to our consolidated statement of income. During fiscal year 2014, we reclassified IPR&D associated with the Medegen acquisition to developed technology due to commercialization.
Translation of Foreign Currencies.    The financial statements of our entities outside the United States generally are measured using their local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign entities into United States dollars are accumulated in other comprehensive income utilizing period-end exchange rates. Income and expense items are translated utilizing average exchange rates for the period.
Foreign currency transaction gains and losses are included in the consolidated statements of income in “Interest Expense and Other, Net”. For the fiscal year ended June 30, 2014, Interest Expense and Other, Net includes remeasurement loss which was immaterial. For the fiscal years ended June 30, 2013, and 2012, Interest Expense and Other, Net includes remeasurement losses of $2 million, and $6 million, respectively.

Foreign Currency Risk and Interest Rate Risk Management.    We enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We have in the past and may also in the future enter into forward interest rate swap contracts to manage variability of expected future cash flows associated with future debt issuances from changing interest rates. These derivative instruments are designated and qualify as cash flow hedges.
We also enter into foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. These contracts are treated as non-designated fair value hedges. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in “Interest Expense and Other, Net” in our consolidated statements of income. The remeasurement adjustments are offset by the foreign currency forward contract settlements which are also classified in “Interest Expense and Other, Net” in our consolidated statements of income.
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
ASU 2013-10. In July 2013, the FASB issued ASU 2013-10 - Derivatives and Hedging (Topic 815)-Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. We adopted the requirements of ASU 2013-10 during the quarter ended June 30, 2014. The adoption of ASU 2013-10 had no material impact on our financial condition, results of operations or cash flows.

New Accounting Pronouncements Not Yet Adopted
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We will adopt the requirements of ASU 2014-09 once it becomes effective beginning with the Company’s first quarter of fiscal year 2018. We are currently assessing the impact on our financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09.
NOTE 2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
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
There were no discontinued operations for fiscal years 2014 and 2013.
NOTE 3. ACQUISITIONS
Fiscal Year 2014
Acquisition of Vital Signs. On November 18, 2013, we announced the signing of a definitive agreement to acquire the Vital Signs business of General Electric Company’s Healthcare division (“Vital Signs”) for $500 million. Vital Signs is a leading manufacturer of single-use consumables for respiratory care and anesthesiology, and also markets products for temperature management and patient monitoring consumables. On December 30, 2013, in connection with the first closing of this transaction, we acquired the outstanding equity of certain entities included within the Vital Signs business and other business assets and liabilities in the U.S., China and certain other geographies using approximately $473 million of cash on hand. In March 2014, we completed the second closing of this transaction related to various countries using approximately $17 million of cash on hand. Subsequently, we completed additional closings in the quarter ended June 30, 2014. The balance of the purchase price will be paid upon completion of the acquisition of the assets of the remaining international operations of Vital Signs, pending successful regulatory review and customary closing conditions. The purchase prices associated with the first two closings and future closings are subject to adjustments for net working capital. The results of operations of the first two closings of this transaction are included in the Procedural Solutions segment commencing from the applicable acquisition date.

The transaction has been accounted for as a business combination and requires, among other things, that assets acquired and liabilities assumed are recognized at their fair values as of the acquisition date.

Based on our preliminary estimates of the net working capital adjustment, and net of cash and cash equivalents acquired, we determined a net purchase price associated with the first closing and additional closings, as set forth below. The following table summarizes the assignment of the net purchase price to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the first closing and additional closings, based on their estimated fair values at the applicable acquisition date. Balances are reflected in the accompanying consolidated balance sheets as of June 30, 2014.

(in millions)	First Closing	Additional Closings
Cash Paid	$473	$19
Cash and Cash Equivalents Acquired, Net of Estimated Net Working Capital Adjustments	(12)	2
Net Purchase Price	$461	$21

(in millions)	First Closing	Additional Closings
Trade Receivables	$19	$—
Inventories	33	8
Other Current Assets	15	—
Property and Equipment	37	—
Intangible Assets	298	—
Goodwill	205	13
Current Liabilities and Borrowings	(40)	—
Deferred Income Taxes	(101)	—
Other Long-Term Liabilities	(5)	—
Net Assets Acquired	$461	$21

Intangible assets represent customer relationships ($257 million), developed technology ($31 million), and trademarks and patents ($10 million) which have estimated weighted average useful lives of 20 years, 7 years and 6 years, respectively. The intangible assets have a total estimated weighted average useful life of 18 years. The estimated fair value of the identifiable intangible assets was determined using the “income based approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development expenses, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value of intangible assets as of the acquisition date ranged from 10.5% to 12.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. Actual results may vary significantly from estimated results.

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

Deferred income taxes primarily result from fair value adjustments to identifiable intangible assets. In a stock acquisition associated with the purchase of a business, the fair value adjustments create excess book basis over the tax basis of those assets for which we record deferred income tax liabilities using the statutory tax rate for the jurisdiction in which the deferred income taxes exist.

For the fiscal year ended June 30, 2014, revenue associated with Vital Signs was $122 million.

In connection with the Vital Signs transaction, we recorded acquisition costs of approximately $4 million in Selling, General and Administrative expenses for the fiscal year ended June 30, 2014, for advisory, legal, regulatory and other related costs.
Pro forma results of operations have not been presented because the effect of the acquisition was not material to our consolidated financial statements.

On August 1, 2014, we completed an additional closing with respect to the Vital Signs operations in Germany. See note 23.

Acquisition of Grupo Sendal. On October 1, 2013, we completed the acquisition of Grupo Sendal, S.L (“Sendal”), an infusion specialty disposable manufacturer in Spain that primarily serves the Western European market. We funded the acquisition with existing cash and funds generated from operations. The acquisition of Sendal was not material to our consolidated financial statements.
Fiscal Year 2013
Acquisition of Intermed. On November 14, 2012, we completed the acquisition of Intermed Equipamento Medico Hospitalar Ltda (“Intermed”), a privately held, leading respiratory technologies company based in Sao Paulo, Brazil. We funded the acquisition with existing cash and funds generated from operations. The acquisition of Intermed was not material to our consolidated financial statements.
Fiscal Year 2012
Acquisition of UK Medical. On June 1, 2012, we completed the acquisition of UK Medical Holdings Ltd. (“UK Medical”), a leading distributor of specialized medical products to the National Health Service and private healthcare sector in the United Kingdom. The acquisition of UK Medical was not material to our consolidated financial statements.
Acquisition of PHACTS. On April 2, 2012, we completed the acquisition of PHACTS, LLC (“PHACTS”), a technology and consulting company that helps hospital pharmacies better manage inventory, reduce pharmaceutical costs, and streamline operations. The acquisition of PHACTS was not material to our consolidated financial statements.
Acquisition of Rowa. On August 1, 2011, we completed the acquisition of Rowa Automatisierungssysteme GmbH (“Rowa”), a German based company specializing in robotic medication storage and retrieval systems for retail and hospital pharmacies. The purchase price of the acquisition, which was paid in cash, was approximately $150 million. The valuation of acquired assets and liabilities resulted in the recognition of goodwill of approximately $84 million, of which approximately $11 million is expected to be deductible for tax purposes; identifiable intangible assets of $81 million; deferred tax liabilities of $23 million; and the remaining amount associated with net assets acquired. Various factors contributed to the establishment of goodwill, including market penetration, an expanded global footprint, and the portfolio of future products under development. The consolidated financial statements include the results of operations from this business combination from the date of acquisition, which is included in our Medical Systems segment. The acquisition of Rowa was not material to our consolidated financial statements.
NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES
Investments in unconsolidated entities reflect investments that we make from time to time in privately held companies.  When an investment allows us to exert significant influence over the investee, we account for the investment under the equity method, and we record a share of the net earnings of the investee in our consolidated statements of income.  When an investment does not allow us to exert significant influence, and it lacks a readily determinable fair value, we account for the investment under the cost method.  The following table sets forth information relating to these investments:

(in millions)	June 30, 2014	June 30, 2013
Equity Method Investments
Cost	$87	$—
Share of Net Earnings of Equity Method Investee	3	—
Carrying Value of Equity Method Investments	$90	$—
Cost Method Investments
Carrying Value of Cost Method Investments	$9	$—
Total Investments in Unconsolidated Entities	$99	$—

As of June 30, 2014, our equity method investments consisted primarily of our investment in Caesarea Medical Electronics Ltd. (“CME”), a global infusion pump manufacturer. CME, headquartered in Israel, designs, manufactures and markets a range of infusion and syringe pumps as well as related accessories and disposable administration sets for both homecare and hospital settings. We completed this investment transaction in March 2014 and received a 40 percent non-controlling equity interest in CME for approximately $86 million, which we funded with existing cash on hand. CME continues to operate independently from us. Additionally, we have the right to increase our ownership percentage by purchasing an additional 40 percent equity interest of CME (“Call Option”), exercisable any time before March 2017. The seller also has the right to require CareFusion to acquire the remaining 60 percent of CME (“Put Option”), which is exercisable only upon certain conditions, one of which is if we fail to exercise our Call Option. The Call Option and Put Option were deemed to be freestanding financial instruments.

The Call Option does not meet the definition of a derivative and the Put Option's fair value is not significant. The Company determined that CME did not meet the definition of a Variable Interest Entity (“VIE”).
NOTE 5. EARNINGS PER SHARE
For the fiscal years ended June 30, 2014, 2013 and 2012, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of basic and diluted earnings per share for the fiscal years ended June 30, 2014, 2013 and 2012:

	Fiscal Year Ended June 30,
(shares in millions)	2014	2013	2012
Denominator for Basic Earnings per Share	209.7	221.2	223.7
Effect of Dilutive Securities:
Stock Options	2.0	1.6	0.9
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units	1.2	1.2	1.4
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	212.9	224.0	226.0
The table below provides a summary of the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. Antidilutive securities were as follows for the fiscal years ended June 30, 2014, 2013 and 2012:

	Fiscal Year Ended June 30,
(shares in millions)	2014	2013	2012
Number of Securities	1.7	5.1	9.2
Weighted Average Exercise Price	$36.17	$31.27	$30.31
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
In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the fiscal year ended June 30, 2014, we repurchased a total of 14.6 million shares under this program for an aggregate of $577 million (excluding commissions and fees). From July 1, 2014 through the date of this filing, we purchased an additional 2.3 million shares under this program for an aggregate of $103 million (excluding commissions and fees). We expect to manage the pace of repurchases under this program based on market conditions and other relevant factors. In August 2014, our Board of Directors authorized the repurchase of an additional $750 million of our common stock through June 2016.  We expect to begin repurchasing shares under this new program upon completion of the $750 million program authorized in August 2013.

NOTE 6. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES
Restructuring and acquisition integration charges are expensed as incurred.

The following is a summary of restructuring and acquisition integration charges for the fiscal years ended June 30, 2014, 2013 and 2012:

	Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
Restructuring Charges	$33	$17	$33
Acquisition Integration Charges	10	1	—
Total Restructuring and Acquisition Integration Charges	$43	$18	$33
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
In addition, we periodically incur costs to implement restructuring efforts for specific operations, which are recorded within our consolidated statements of income as they are incurred. Our restructuring efforts focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.
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
The following table segregates our restructuring charges into our reportable segments and, along with the following paragraphs, provides additional detail regarding the types of restructuring charges incurred by us for the fiscal years ended June 30, 2014, 2013 and 2012, net of reclassification adjustments to conform to the current period presentation:

	Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
Medical Systems
Employee-Related Costs	$15	$12	$14
Facility Exit and Other Costs	3	—	4
Total Medical Systems	18	12	18
Procedural Solutions
Employee-Related Costs	$12	$3	$13
Facility Exit and Other Costs	3	2	2
Total Procedural Solutions	15	5	15
Total Restructuring Charges	$33	$17	$33

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

Restructuring Accrual Rollforward.    The following table summarizes activity related to liabilities associated with our restructuring charges as of June 30, 2014, 2013 and 2012, which are included within “Other Accrued Liabilities” in the consolidated balance sheets:

(in millions)	2011 Plan[2]	Other Restructuring Plans	Total Restructuring Plans
Accrued at June 30, 2011	$7	$5	$12
Accrued Costs	2	25	27
Cash Payments	(9)	(20)	(29)
Accrued at June 30, 2012	$—	$10	$10
Accrued Costs	—	17	17
Cash Payments	—	(20)	(20)
Accrued at June 30, 2013	$—	$7	$7
Accrued Costs	—	33	33
Cash Payments	—	(30)	(30)
Accrued at June 30, 2014	$—	$10	$10
Total Final Costs Expensed[1]	$54
_______________________
1Total costs expensed to date and total program costs are not provided separately for other restructuring programs based on the short duration and small size of these programs.
2The costs associated with the 2011 Plan primarily consist of severance and outplacement services and associated payroll costs accrued upon either communication of terms to employees or over the required service period, excluding impairment charges of $6 million.
Acquisition Integration Charges
Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during fiscal year 2014 were the result of the acquisitions of Sendal in October 2013 and Vital Signs in December 2013. The acquisition integration charges incurred during fiscal year 2013 were the result of the acquisition of Intermed in November 2012.
Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when they occur.
NOTE 7. LEASES
Sales-Type Leases.    Our sales-type leases have predominantly five year terms. Lease receivables are generally collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows as of June 30, 2014 and 2013:

	June 30,
(in millions)	2014	2013
Future Minimum Lease Payments Receivable	$1,378	$1,503
Unguaranteed Residual Values	34	29
Unearned Income	(146)	(173)
Allowance for Uncollectible Minimum Lease Payments Receivable	(6)	(7)
Net Investment in Sales-Type Leases	1,260	1,352
Less: Current Portion	290	351
Net Investment in Sales-Type Leases, Less Current Portion	$970	$1,001
Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Minimum Lease Payments	$470	$395	$287	$161	$60	$5	$1,378

Operating Leases.    Products under operating leases, included in the consolidated balance sheet, consisted of the following at June 30, 2014 and 2013:

	June 30,
(in millions)	2014	2013
Products	$88	$94
Allowance for Depreciation	(61)	(60)
	$27	$34
Future minimum lease payments to be received pursuant to operating leases during the next five fiscal years and thereafter are as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Future Lease Payments	$35	$29	$23	$18	$10	$3	$118
NOTE 8. INVENTORIES
Inventories, accounted for at the lower of cost or market on a first-in, first-out basis, consisted of the following:

	June 30,
(in millions)	2014	2013
Raw Materials	$171	$141
Work-in-Process	26	23
Finished Goods	296	264
	493	428
Reserve for Excess and Obsolete Inventories	(52)	(44)
Inventories, Net	$441	$384
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
The change in the allowance for credit losses on financing receivables for the years ended June 30, 2014 and 2013, consisted of the following:

(in millions)
Balance of allowance for credit losses — June 30, 2012	$10
Charge-offs	(2)
Recoveries	—
Provisions	(1)
Balance of allowance for credit losses — June 30, 2013	$7
Charge-offs	(1)
Recoveries	(1)
Provisions	1
Balance of allowance for credit losses — June 30, 2014	$6

The following table summarizes the credit losses and recorded investment in sales-type leases as of June 30, 2014:

(in millions)
Allowance for credit losses:
Ending Balance at June 30, 2014	$6
Ending Balance: individually evaluated for impairment	$2
Ending Balance: collectively evaluated for impairment	$4
Net Investment in Sales-Type Leases:
Ending Balance at June 30, 2014	$1,260
Ending Balance: individually evaluated for impairment	$3
Ending Balance: collectively evaluated for impairment	$1,257
NOTE 10. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	June 30,
(in millions)	2014	2013
Land, Buildings and Improvements	$227	$190
Machinery and Equipment	906	858
Furniture and Fixtures	22	23
	1,155	1,071
Accumulated Depreciation	(707)	(662)
Property and Equipment, Net	$448	$409
Depreciation expense was $113 million, $109 million and $109 million for fiscal year 2014, 2013 and 2012, respectively. We expense repairs and maintenance expenditures as incurred.
NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2012	$3,039
Goodwill Acquired, Net of Purchase Price Adjustments	41
Foreign Currency Translation Adjustments	1
Balance at June 30, 2013	3,081
Goodwill Acquired, Net of Purchase Price Adjustments	226
Foreign Currency Translation Adjustments	4
Balance at June 30, 2014	$3,311
As of June 30, 2014, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,107 million and $1,204 million, respectively. The amount set forth above for goodwill acquired reflects the acquisitions of Vital Signs in December 2013 and Sendal in October 2013.
As of June 30, 2013, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,103 million and $978 million, respectively. The amount set forth above for goodwill acquired reflects the acquisition of Intermed, which we completed on November 14, 2012.
As discussed in note 1 to the consolidated financial statements, during the quarter ended September 30, 2012, we combined our respiratory diagnostics products with our Respiratory Technologies business line, which is included in the Medical Systems segment. As a result, goodwill was tested for impairment prior to the resegmentation and was then reassigned to the Medical Systems and Procedural Solutions operating segments using the relative fair value allocation and is reflected retrospectively.

Intangible Assets
Intangible assets with definite lives are amortized over their useful lives which range from 3 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2014
Unamortized Intangibles:
Trademarks	Indefinite	$307	$—	$307
Total Unamortized Intangibles		307	—	307
Amortized Intangibles:
Trademarks and Patents[1]	10	100	55	45
Developed Technology[1,2]	10	451	245	206
Customer Relationships[1]	18	741	304	437
Other	7	61	40	21
Total Amortized Intangibles	14	1,353	644	709
Total Intangibles		$1,660	$644	$1,016
June 30, 2013
Unamortized Intangibles:
In-Process Research and Development[2]	Indefinite	$45	$—	$45
Trademarks	Indefinite	307	—	307
Total Unamortized Intangibles		352	—	352
Amortized Intangibles:
Trademarks and Patents	11	88	47	41
Developed Technology	9	368	200	168
Customer Relationships	16	480	275	205
Other	7	61	34	27
Total Amortized Intangibles	12	997	556	441
Total Intangibles		$1,349	$556	$793
_____________________
1 During the quarter ended December 31, 2013, we acquired Vital Signs, which resulted in recognition of $257 million of customer relationships, $31 million of developed technology, and $10 million of trademarks and patents, which have estimated weighted average useful lives of 20 years, 7 years and 6 years, respectively.
2 During the quarter ended March 31, 2014, we reclassified in-process research and development associated with the Medegen acquisition to developed technology due to commercialization. The developed technology will be amortized over 15 years.
Amortization expense for the three years ended June 30, 2014, 2013 and 2012 is as follows, net of adjustments for discontinued operations:

	Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
Amortization Expense	$87	$75	$89
Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2015	2016	2017	2018	2019
Amortization Expense	$84	$82	$76	$67	$46

NOTE 12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The summary of activity of comprehensive income (loss) for the fiscal year ended June 30, 2014 is as follows:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Fiscal Year Ended June 30, 2014 (in millions)
Foreign Currency Translation Adjustments:
Translation Adjustments Arising During the Period	$27	$—	$27
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Foreign Currency Translation Adjustments	27	—	27
Interest Rate Swaps:
Unrealized Gain (Loss) Arising During the Period	(34)	13	(21)
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Gain (Loss) on Interest Rate Swaps	(34)	13	(21)
Minimum Pension Liability:
Net Gain (Loss) on Minimum Pension Liability Arising During the Period	(5)	1	(4)
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Unrealized Gain (Loss) on Minimum Pension Liability	(5)	1	(4)
Total Other Comprehensive Income (Loss)	$(12)	$14	$2

Reclassification adjustment gains and losses are included in the consolidated statements of income in “Interest Expense and Other, Net”.
NOTE 13. BORROWINGS
Borrowings consisted of the following:

(in millions)	June 30, 2014	June 30, 2013
Senior Notes due 2014, 5.125% Less Unamortized Discount of $0.1 million at June 30, 2014, Effective Rate 5.360%	$450	$448
Senior Notes due 2019, 6.375% Less Unamortized Discount of $9.4 million at June 30, 2014, Effective Rate 6.601%	691	689
Senior Notes due 2023, 3.300% Less Unamortized Discount of $2.0 million at June 30, 2014, Effective Rate 3.311%	298	298
Senior Notes due 2017, 1.450% Less Unamortized Discount of $1.7 million at June 30, 2014, Effective Rate 1.498%.	298	—
Senior Notes due 2024, 3.875% Less Unamortized Discount of $3.2 million at June 30, 2014, Effective Rate 3.895%	397	—
Senior Notes due 2044, 4.875% Less Unamortized Discount of $4.7 million at June 2014, Effective Rate 4.919%	295	—
Euro Denominated Debt, Interest Averaging 3.52% at June 30, 2014, Due in Varying Installments through 2020	10	11
Other Obligations; Interest Averaging 8.07% at June 30, 2014 and 12.43% at June 30, 2013, Due in Varying Installments through 2017	5	—
Total Borrowings	2,444	1,446
Less: Current Portion	454	2
Long-Term Portion	$1,990	$1,444

Senior Unsecured Notes.    In anticipation of our spinoff from Cardinal Health, we sold $1.4 billion aggregate principal amount of senior unsecured notes in July 2009, and received net proceeds of $1.374 billion (the “July 2009 Notes”). In August 2012, we used $250 million in cash to repay upon maturity the $250 million aggregate principal amount of the 4.125% senior notes due 2012. In March 2013, we issued $300 million aggregate principal amount of 3.300% senior unsecured notes and received net proceeds of approximately $298 million (the “March 2013 Notes”). In May 2014, we issued $1 billion aggregate principal amount of senior notes and received net proceeds of approximately $990 million (the “May 2014 Notes”). In August 2014, we used a portion of the net proceeds of the May 2014 Notes, to repay upon maturity the $450 million aggregate principal amount of 5.125% senior notes due 2014. The senior notes are unsecured obligations and the discount on sale of the senior notes is amortized to interest expense utilizing the effective interest rate method.

The indentures governing the senior notes limit, among other things, our ability to incur certain secured debt and enter into certain sale and leaseback transactions. In accordance with the indentures, we may redeem the senior notes prior to maturity at a price that would equal or exceed the outstanding principal balance, as defined. In addition, if we undergo a change of control and experience a below investment grade rating event, we may be required to repurchase all of the senior notes at a purchase price equal to 101% of the principal balance plus any accrued and unpaid interest.

In connection with the issuance of the July 2009 Notes and the March 2013 Notes, we entered into separate registration rights agreements with the initial purchasers of the notes pursuant to which we agreed to file a registration statement with the SEC to conduct an exchange offer for the notes. In accordance with the registration rights agreements, we filed a Form S-4 with the SEC and conducted an exchange offer for the July 2009 Notes and the March 2013 Notes, which we completed in February 2010 and January 2014, respectively. The purpose of the exchange offers was to allow the holders of the July 2009 Notes and the March 2013 Notes, which were each issued in separate private placement transactions and were subject to transfer restrictions, to exchange their notes for new registered notes under the Securities Act that did not have these restrictions. The May 2014 Notes were offered in an underwritten public offering pursuant to an automatic shelf registration statement on Form S-3.
Euro Denominated Debt.    In connection with our acquisition of Rowa in August 2011, we assumed a 9 million Euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%.

These loans are subject to certain customary covenants and payable in quarterly or semi-annual installments, with the final payment due in September 2020. The aggregate outstanding balance on these loans was $10 million and $11 million at June 30, 2014 and June 30, 2013, respectively.
Revolving Credit Facility.    In July 2011, we entered into a five year senior unsecured revolving credit facility with an aggregate available principal amount of $550 million. Effective as of December 2012, we increased the aggregate commitments available under the credit facility from $550 million to $750 million, pursuant to the exercise of the accordion feature under the credit facility. At both June 30, 2014 and June 30, 2013, we had no amounts outstanding under the credit facility.
On February 3, 2014, we drew down $50 million in principal amount under the five year senior unsecured revolving credit facility. The proceeds of the draw down were used for general corporate purposes. We repaid this loan on February 13, 2014.
Effective February 13, 2014, we amended and restated the five year senior unsecured revolving credit facility. This modification, among other things (i) extends the maturity date of the credit facility from July 6, 2016 to February 13, 2019; (ii) includes lower applicable interest rates; (iii) subject to certain conditions, provides CareFusion the option to increase the commitments under the credit facility by up to $250 million, to the extent that existing or new lenders agree to provide such additional commitments; (iv) includes a $25 million letter of credit sub-facility; and (v) provides additional flexibility for borrowings in currencies other than U.S. dollars. The other material terms of the credit facility, including covenants, remain unchanged.
Borrowings under the amended and restated credit facility bear interest at a rate per annum based upon the British Bankers Association LIBOR Rate, Federal Funds Rate, or prime rate, plus an applicable margin, which varies based upon CareFusion’s debt ratings. The amended and restated credit facility also requires us to pay a quarterly commitment fee to the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings.

The amended and restated credit facility contains several customary covenants including, but not limited to, limitations on liens, subsidiary indebtedness, dispositions, and transactions with affiliates. In addition, the amended and restated credit facility contains financial covenants requiring us to maintain a consolidated leverage ratio of no more than 3.50:1.00 as of the end of any period of the most recent four fiscal quarters, and a consolidated interest coverage ratio of at least 3.50:1.00 as of the end of any period of the most recent four fiscal quarters. The amended and restated credit facility is subject to customary events of default, including, but not limited to, non-payment of principal or other amounts when due, breach of covenants, inaccuracy of representations and warranties, cross-default to other material indebtedness, certain ERISA-related events, certain voluntary and involuntary bankruptcy events, and change of control.
We were in compliance with all of the amended and restated revolving credit facility covenants at June 30, 2014.
Other Borrowings.    We maintain other borrowings that consist primarily of additional notes, loans and capital leases, which totaled $5 million at June 30, 2014. These additional notes, loans and capital leases were not material at June 30, 2013. Obligations related to capital leases are secured by the underlying assets.
Letters of Credit and Bank Guarantees.    At June 30, 2014 and June 30, 2013, we had $23 million and $24 million, respectively, of letters of credit and bank guarantees outstanding.
Future Payments.    As of June 30, 2014, maturities of long-term obligations for the next five fiscal years and thereafter are as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Maturities of Long-Term Obligations	$454	$3	$300	$2	$2	$1,683	$2,444
NOTE 14. INCOME TAXES
Income before income taxes is as follows for fiscal years ended June 30, 2014, 2013 and 2012:

	For Fiscal Years Ended June 30,
(in millions)	2014	2013	2012
United States Operations	$220	$281	$183
Non-United States Operations[1]	312	262	304
Total	$532	$543	$487
__________________
1 The majority of income from all foreign operations was earned by a Switzerland subsidiary.

Provision for Income Taxes.    The provision (benefit) for taxes consists of the following for the fiscal years ended June 30, 2014, 2013 and 2012:

	For Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
Current:
Federal	$151	$129	$80
State and Local	7	13	6
Non-United States	25	20	27
Total	183	162	113
Deferred:
Federal	(58)	(2)	10
State and Local	(3)	1	4
Non-United States	(7)	(7)	(1)
Total	(68)	(8)	13
Total Provision	$115	$154	$126

A reconciliation of the provision for taxes based on the federal statutory income tax rate to our effective income tax rate is as follows for fiscal years ended June 30, 2014, 2013 and 2012:

	For Fiscal Year Ended June 30,
	2014	2013	2012
Provision at Federal Statutory Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, net of Federal Benefit	0.5	1.6	1.3
Foreign Rate Variance	(17.3)	(14.6)	(16.2)
U.S. Tax Impact on Foreign Earnings	5.0	5.8	5.9
Nondeductible/Nontaxable Items	(0.1)	(1.0)	(0.7)
Other	(1.5)	1.5	0.6
Effective Income Tax Rate	21.6%	28.3%	25.9%
As of June 30, 2014 we had an estimated $2.2 billion of undistributed earnings from non-United States subsidiaries that are intended to be indefinitely reinvested in non-United States operations. As these earnings are considered indefinitely reinvested, no incremental United States tax has been provided for these earnings. It is not practicable to estimate the amount of United States tax that might be payable if such earnings were to be remitted.
Our operations in Switzerland benefit from certain tax rulings, and to a lesser extent, certain tax incentives. Our Switzerland subsidiary qualifies for one of the federal tax regimes in Switzerland as a principal company as well as a special mixed company cantonal/communal tax regime, both of which have no expiration date. To a lesser extent, our Switzerland subsidiary also qualifies for certain federal and cantonal/communal tax holidays that are set to expire in 2015. The impact of the tax holiday decreased income taxes by approximately $8 million, $7 million, and $7 million for fiscal years 2014, 2013, and 2012, respectively. The benefit of the tax holiday on diluted earnings per share was approximately $0.04, $0.03, and $0.03 for fiscal years 2014, 2013, and 2012, respectively.
Our manufacturing operations in the Dominican Republic benefit from certain tax incentives. The impact of the tax holiday decreased income taxes by approximately $5 million for fiscal year 2014. The benefit of the tax holiday on diluted earnings per share was approximately $0.02 for fiscal year 2014. The benefit was not material for prior periods.

Deferred Tax Assets and Liabilities.    Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of June 30, 2014 and 2013 are as follows:

	June 30,
(in millions)	2014	2013
Deferred Income Tax Assets:
Receivable Basis Difference	$6	$6
Accrued Liabilities	63	60
Equity Compensation	34	40
Loss and Credit Carryforwards	25	15
Property-Related	54	39
Inventory Basis Differences	36	28
Interest	34	47
Other	34	26
Total Deferred Income Tax Assets	286	261
Valuation Allowance for Deferred Income Tax Assets	(2)	—
Net Deferred Income Tax Assets	284	261
Deferred Income Tax Liabilities:
Goodwill and Other Intangibles	(381)	(288)
Revenue on Lease Contracts	(461)	(499)
Other	(15)	(29)
Total Deferred Income Tax Liabilities	(857)	(816)
Net Deferred Income Tax Liabilities	$(573)	$(555)
Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at June 30, 2014 and 2013:

	June 30,
(in millions)	2014	2013
Current Deferred Tax Asset[1]	$16	$77
Noncurrent Deferred Tax Asset[2]	21	8
Current Deferred Tax Liability[3]	(3)	(2)
Noncurrent Deferred Tax Liability[4]	(607)	(638)
Net Deferred Tax Liability	$(573)	$(555)
__________________
1 Included in “Other Current Assets”
2 Included in “Other Assets”
3 Included in “Other Accrued Liabilities”
4 Included in “Deferred Income Taxes”. As of June 30, 2013, temporary differences related to the Current Portion of Net Investment in Sales-Type leases amounted to $104 million, which was included in Noncurrent Deferred Tax Liability, whereas comparable amounts as of June 30, 2014, have been classified within Current Deferred Tax Liability/Assets.

At June 30, 2014, we had gross state and international loss and credit carryforwards of $47 million and $58 million, respectively, the tax effect of which is an aggregate deferred tax asset of $20 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period.
Unrecognized Tax Benefits.    We had $263 million and $265 million of unrecognized tax benefits at June 30, 2014 and June 30, 2013, respectively. Substantially all of the unrecognized tax benefits as of June 30, 2014, if recognized, would affect our effective tax rate.

A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2014, and 2013 is as follows:

	For Fiscal Year Ended June 30,
(in millions)	2014	2013
Balance at July 1	$265	$301
Additions for Tax Positions of the Current Year	19	15
Additions for Tax Positions of Prior Years	14	16
Reductions for Tax Positions of Prior Years	(26)	(9)
Expiration of the Statute of Limitations	(2)	(4)
Settlements with Tax Authorities	(7)	(54)
Balance at June 30	$263	$265
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2014 and 2013, we had $89 million and $102 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the consolidated balance sheets. For the year ended June 30, 2014, we recognized $19 million of interest and penalties in the consolidated statements of income.
During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal years 2003 through 2005 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among our subsidiaries. The amount of additional tax proposed by the IRS in these notices totaled $462 million, excluding penalties and interest. During the quarter ended June 30, 2013, we and Cardinal Health entered into a closing agreement with the IRS to effectively settle $450 million of the $462 million of additional tax proposed by the IRS related to the transfer of intellectual property among our subsidiaries. In connection with the settlement, we agreed to pay $80 million ($69 million net of tax) including $26 million of interest. During the quarter ended September 30, 2013, we and Cardinal Health entered into a second closing agreement with the IRS to resolve the remaining tax uncertainties. As part of the second closing agreement, we agreed to pay $12 million ($11 million net of tax) including $5 million of interest, which is reflected in our financial results for the year ended June 30, 2014.
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
It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, other activity, or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate. The majority of this possible change relates to issues involving transfer pricing among our subsidiaries. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, we believe that the total amount of unrecognized tax benefits may decrease in an amount not expected to exceed $100 million a portion of which, if recognized upon audit settlement, statute expiration, or other activity, would affect the 2015 effective tax rate.
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
While we remain subject to the amended consent decree, which includes the requirements of the consent decree, we have made substantial progress in our compliance efforts. In accordance with the consent decree, we reconditioned Alaris SE pumps that had been seized by the FDA, remediated Alaris SE pumps in use by customers, and had an independent expert inspect the Alaris SE pump facilities and provide a certification to the FDA as to compliance. As a result of these efforts, in January 2010, we announced that the FDA had given us permission to resume the manufacturing and marketing of our Alaris SE pumps. In accordance with the amended consent decree, and in addition to the requirements of the original consent decree, we also implemented a corrective action plan to bring the Alaris System and all other infusion pumps in use in the United States market into compliance, had our infusion pump facilities inspected by an independent expert, and had our recall procedures and all ongoing recalls involving our infusion pumps inspected by an independent recall expert. In July 2010, the FDA notified us that we could proceed to the audit inspection phase of the amended consent decree, which included the requirement to retain an independent expert to conduct periodic audits of our infusion pump facilities over a four-year period. While we are no longer subject to these periodic audits, the FDA maintains the ability to conduct inspections of our infusion pump facilities. In addition, the amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the amended consent decree, up to $15 million per year.

We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of June 30, 2014, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves associated with compliance with the amended consent decree.

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
Commitments.    The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2014, are as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Minimum Rental Payments	$34	$31	$27	$13	$8	$16	$129
Rental expense relating to operating leases was approximately $54 million, $55 million and $54 million in fiscal years 2014, 2013 and 2012, respectively. Sublease rental income was not material for any period presented.
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

The following table summarizes the fair value of our assets and liabilities related to derivative instruments as of June 30, 2014 and June 30, 2013:

(in millions)	June 30, 2014	June 30, 2013
Assets:
Derivatives Designated as Hedging Instruments:
Forward Interest Rate Swap Agreements[1]	$—	$34
Total Assets	$—	$34
Liabilities:
Derivatives Designated as Hedging Instruments:
Forward Interest Rate Swap Agreements[2]	$—	$—
Total Liabilities	$—	$—
______________________
1 All forward interest rate swap agreements classified as derivative assets are recorded as “Other Current Assets” or “Other Assets” in the consolidated balance sheets.
2 All forward interest rate swap agreements classified as derivative liabilities are recorded as “Other Liabilities” in the consolidated balance sheets.

The following is a summary of all unsettled derivative instruments and the associated amount we would have paid or received to terminate these contracts based on market prices for the same or similar instruments, as of June 30, 2014 and June 30, 2013:

	June 30, 2014		June 30, 2013
(in millions)	Notional Amount	Fair Value Gain	Notional Amount	Fair Value Gain
Foreign Currency Forward Contracts	$60	$—	$71	$—
Interest Rate Swap Agreements	—	—	450	34
Total	$60	$—	$521	$34
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

No foreign currency forward contracts were outstanding at June 30, 2014 and 2013. At June 30, 2013, we also held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with our debt.
The following table shows the notional amount of the outstanding cash flow hedges as of June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$—	$—
Interest Rate Swap Agreements	—	450
Total	$—	$450
During the year ended June 30, 2012, we entered into forward interest rate swap agreements with the aggregate notional amount totaling $750 million. During the year ended June 30, 2013, the forward interest swap agreement with an aggregate notional amount totaling $300 million was settled. During the year ended June 30, 2014, the forward interest swap agreement with an aggregate notional amount totaling $450 million was settled. During the year ended June 30, 2014, we entered into a forward interest rate swap agreement with an aggregate notional amount totaling $220 million, which was settled in May 2014. This agreement hedged the variability in future interest rates due to changes in the benchmark interest rate.
Credit risk of these contracts was not material as of June 30, 2013. The unrealized net gain included in AOCI on the consolidated balance sheet was not material at June 30, 2014, and the unrealized net gain was $34 million at June 30, 2013. The amounts reclassified from AOCI to the consolidated statements of income for the fiscal years ended June 30, 2014 and 2013 were not material. The amount of ineffectiveness associated with these derivative instruments was not material.
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

The following table summarizes the notional amount of the fair value hedges outstanding as of June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
(in millions)	Notional Amount	Notional Amount
Foreign Currency Forward Contracts	$60	$71

The following table summarizes the gain (loss) recognized in earnings for fair value hedges for the fiscal years 2014, 2013 and 2012:

	For Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
Foreign Currency Forward Contracts	$(4)	$1	$(1)

NOTE 17. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis.    The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2014 and 2013:

	As of June 30, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,988	$1,988	$—	$—
Other Investments	25	22	3	—
Total Financial Assets	$2,013	$2,010	$3	$—
Financial Liabilities:
Contingent Consideration	8	—	—	8
Total Financial Liabilities	$8	$—	$—	$8

	As of June 30, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,552	$1,552	$—	$—
Other Investments	19	19	—	—
Assets-Interest Rate Swap Agreements	34	—	34	—
Total Financial Assets	$1,605	$1,571	$34	$—
Financial Liabilities:
Contingent Consideration	5	—	—	5
Total Financial Liabilities	$5	$—	$—	$5

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments classified as Level 1 were valued based on quoted market prices for identical instruments. Assets classified as Level 2 relate to a portion of other investments not classified as Level 1, foreign currency forward contracts, and interest rate swap agreements. The fair value of other investments classified as Level 2 is determined based on quoted market prices for similar instruments or observable inputs other than quoted market prices. The fair value of foreign currency forward contracts is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The fair value of interest rate swap agreements is determined by using methodologies similar in nature to those of our foreign currency forward contracts. The value of our derivatives represents the present value of amounts estimated to be received for the assets at the measurement date from a marketplace participant in settlement of these instruments. See note 16 to the consolidated financial statements. The amount of assets classified as Level 3 at June 30, 2014 and 2013 were not material.
Liabilities classified as Level 3 relate to business combination contingent consideration arrangements and are recorded within either “Other Accrued Liabilities” or “Other Liabilities” in the consolidated balance sheets based on the timing of the associated underlying payments. The corresponding purchase agreements require future payments based on the achievement of certain post-combination performance metrics of the acquired businesses, such as net revenues, gross profit, or date of first commercial sale. The fair values of the expected future payments to be made are primarily estimated by utilizing a Monte Carlo valuation model involving the use of significant unobservable inputs. The future estimated payments are recorded at present value using discount rates adjusted for the level of risk commensurate with each acquired business, and are re-measured at each reporting period. Changes in the estimated fair values of future payments are recorded in the consolidated statements of income in either “Selling, General and Administrative Expense” or “Research and Development Expense” based on the nature of each acquired business.
The following table summarizes the changes in liabilities classified as contingent consideration:

(in millions)	Total
Future Gross Expected Payments at June 30, 2013	$13
Carrying Value at June 30, 2013	$5
Acquisition Date Fair Value of Contingent Consideration	2
Change in Fair Value Included in Expense	1
Payments	—
Carrying Value at June 30, 2014	$8
Future Gross Expected Payments at June 30, 2014	$16
Other Instruments.    The estimated fair value of our long-term obligations and other short-term borrowings was $2,588 million and $1,572 million as of June 30, 2014 and June 30, 2013, respectively, as compared to the net carrying amounts of $2,444 million and $1,446 million at June 30, 2014 and June 30, 2013, respectively. The fair value of our senior notes at June 30, 2014 and June 30, 2013 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at June 30, 2014 and June 30, 2013, was based on the quoted market prices for either the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at June 30, 2014, was determined using a discounted cash flow analysis, which approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 13 for further information.
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
Medical Systems.    The Medical Systems segment is organized around our medical equipment business lines. Within the Medical Systems segment, we operate our Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines. The Dispensing Technologies business line includes equipment and related services for medication and supply dispensing. The Infusion Systems business line includes infusion pumps and dedicated disposable infusion sets and accessories. The Respiratory Technologies business line includes respiratory ventilation and diagnostics equipment and dedicated consumables used during respiratory diagnostics and therapy. We also include our data mining surveillance service business within the Medical Systems segment, which we report as “Other.”
Procedural Solutions.    The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments business lines. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and specialty IV infusion valves, administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used for providing respiratory therapy, as well as single-use consumables for respiratory care and anesthesiology.
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

The following table presents information about our reportable segments for the fiscal years ended June 30, 2014, 2013 and 2012, net of reclassification adjustments to conform to the current period presentation:

(in millions)	Medical Systems	Procedural Solutions[2]	Total
Fiscal Year 2014:
External Revenues	$2,394	$1,448	$3,842
Depreciation and Amortization	128	72	200
Segment Profit	433	188	621
Fiscal Year 2013:
External Revenues	$2,329	$1,221	$3,550
Depreciation and Amortization	131	53	184
Segment Profit[1]	471	189	660
Fiscal Year 2012:
External Revenues	$2,439	$1,159	$3,598
Depreciation and Amortization	145	53	198
Segment Profit	439	135	574
______________________
1 During the fiscal year ended June 30, 2013, we recorded a $41 million charge to establish a reserve in connection with the agreement in principle to resolve the previously disclosed government investigations related to prior sales and marketing practices for our ChloraPrep skin preparation product and relationships with healthcare professionals. In January 2014, we entered into a final settlement agreement with the government, and we paid the settlement. These amounts have not been allocated to segment results.
2 Segment results for the fiscal years ended June 30, 2012, have been adjusted for discontinued operations. See note 2.

A reconciliation of total segment profit to income before income tax is presented below for the fiscal years ended June 30, 2014, 2013, and 2012, net of adjustments for discontinued operations:

(in millions)	2014	2013	2012
Total Segment Profit	$621	$660	$574
Reserve for Expected Government Settlement	—	(41)	—
Operating Income	621	619	574
Interest Expense and Other, Net	89	76	87
Income Before Income Tax	$532	$543	$487

The following table presents revenue and net property and equipment by geographic area, net of adjustments for discontinued operations:

	Revenue			Property and Equipment, Net
	For Fiscal Year Ended June 30,			June 30,
(in millions)	2014	2013	2012	2014	2013
United States	$2,956	$2,781	$2,808	$329	$304
International	886	769	790	119	105
Total	$3,842	$3,550	$3,598	$448	$409
The following table presents the revenue information for select business lines within each of the segments for the fiscal years ended June 30, 2014, 2013 and 2012:

	Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
Medical Systems
Dispensing Technologies	$954	$993	$1,038
Infusion Systems	1,037	916	955
Respiratory Technologies[1]	377	393	420
Other	26	27	26
Total Medical Systems	$2,394	$2,329	$2,439
Procedural Solutions
Infection Prevention	$656	$594	$576
Medical Specialties	364	344	317
Specialty Disposables	428	283	266
Total Procedural Solutions	$1,448	$1,221	$1,159
Total CareFusion	$3,842	$3,550	$3,598
______________________
1 Includes the respiratory diagnostics product line. See note 1.

NOTE 19. PRODUCT WARRANTIES
We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.
The table below summarizes the changes in the carrying amount of the liability for product warranties for the fiscal years ended June 30, 2014 and 2013:

(in millions)	Total
Balance at June 30, 2012	$31
Warranty Accrual	10
Warranty Claims Paid	(19)
Adjustments to Preexisting Accruals	(4)
Balance at June 30, 2013	18
Warranty Accrual	13
Warranty Claims Paid	(15)
Adjustments to Preexisting Accruals	—
Balance at June 30, 2014	$16
As of June 30, 2014, 2013 and 2012, approximately $3 million, $6 million and $18 million, respectively, of the ending liability balances related to accruals for product recalls.
NOTE 20. SHARE-BASED COMPENSATION
Long-Term Incentive Plan.    We maintain a stock incentive plan that provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and performance stock units for the benefit of certain of our officers, directors and employees. Under CareFusion’s 2009 Long-Term Incentive Plan (the “Plan”), there are 40.0 million shares of common stock reserved and authorized for issuance. At June 30, 2014, awards (net of prevesting forfeitures) have been granted with respect to 27.3 million shares of the 40.0 million reserved shares, with 12.7 million shares available for future awards. The number of shares to be issued in connection with performance stock units is not determined until the end of their respective performance period and is therefore included at the current estimate of payout shares. New shares are issued for settlement of awards under the Plan.
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

A summary of CareFusion stock option activity related to CareFusion and Cardinal Health employees for the fiscal year ended June 30, 2014 is as follows. With respect to the Cardinal Health stock options granted prior to September 26, 2007, the converted CareFusion stock options retained the vesting schedule and expiration date of the original Cardinal Health stock options.

(in millions, except per share amounts)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Vested and unvested expected to vest, June 30, 2013	10.4	$26.55	3.77	$107
Balance at June 30, 2013	10.5	$26.43	3.78	$109
Granted	2.0	$36.19
Exercised	(4.3)	$27.60
Canceled/Forfeited	(0.4)	$31.99
Outstanding, June 30, 2014	7.8	$28.02	4.29	$127
Vested and unvested expected to vest, June 30, 2014	7.6	$27.98	4.24	$124
Exercisable, June 30, 2014	3.9	$25.40	3.21	$74
The following table summarizes activity related to CareFusion stock options exercised during the fiscal years ended June 30, 2014, 2013 and 2012:

	Fiscal Year Ended June 30,
(in millions)	2014	2013	2012
Proceeds From Stock Options Exercised	$115	$67	$14
Intrinsic Value of Stock Options Exercised	$54	$31	$4
Tax Benefit Related to Stock Options Exercised	$17	$10	$1
The fair value of stock options granted by CareFusion during the fiscal years ended June 30, 2014, 2013, and 2012 was valued by CareFusion utilizing a Black-Scholes-Merton valuation model.
The following assumptions were utilized in deriving the fair value for awards granted under the Black-Scholes-Merton model for the fiscal years ended June 30, 2014, 2013 and 2012:

	Fiscal Year Ended June 30,
	2014	2013	2012
Risk Free Interest Rate	1.45% - 1.48%	0.75%	0.75% - 0.96%
Expected Term (years)	5.0	5.0	5.0
Volatility	27.5%	32.0%	31.3%
Dividend Yield	—%	—%	—%
Weighted-Average Grant Date Fair Value	$9.76	$7.84	$7.45
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
Restricted Stock and Restricted Stock Units.    Under the Plan, restricted stock and restricted stock units (“restricted stock awards”) generally vest in equal installments over three years. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. Certain restricted stock unit awards are also subject to satisfying performance conditions. Once the likelihood of achieving the performance conditions for these shares is determined to be probable, compensation expense is recorded. The weighted-average grant date fair values of restricted stock awards granted was $36.96, $27.83 and $25.48 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
With respect to restricted stock awards granted prior to September 26, 2007, the converted CareFusion restricted stock awards retained the vesting schedule of the original Cardinal Health restricted stock awards. A summary of CareFusion restricted stock awards related to CareFusion and Cardinal Health employees for the fiscal year ended June 30, 2014 is as follows:

(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Balance at June 30, 2013	2.8	$26.17
Granted	1.1	$36.96
Vested	(1.3)	$25.29
Forfeited	(0.2)	$30.33
Outstanding, June 30, 2014	2.4	$31.41
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
In the fiscal year ended June 30, 2011 we granted performance stock units (the “Fiscal 2011 PSUs”) to our new Chief Executive Officer with respect to 450,094 shares of CareFusion common stock. For the Fiscal 2011 PSUs, we established performance goals based on market conditions associated with stock price appreciation, with vesting upon the three year anniversary of the grant date based on the extent certain stock price targets are met. The Fiscal 2011 PSUs were granted in five tranches, with the vesting of each tranche contingent upon future closing prices of the company’s common stock. Achievement of each average closing price target was determined based upon the arithmetic mean of the closing share prices from the date the price target is first met through the nineteenth trading day thereafter.
The following table depicts the performance target associated with each tranche of the Fiscal 2011 PSU’s:

Tranche		Average Closing Price Target (per share)
1	≥	$30.00
2	≥	$35.00
3	≥	$40.00
4	≥	$45.00
5	≥	$50.00

The Fiscal 2011 PSUs provided for payout upon the three year anniversary of the grant date only if the performance target for a tranche was achieved between one and three years following the grant date, and the awardee remained in continuous employment through such date. The fair value of the Fiscal 2011 PSUs was determined by utilizing a Monte Carlo valuation model. Compensation expense for the Fiscal 2011 PSUs is recorded in the consolidated statements of income over the estimated vesting period of approximately three years. As the awardee remained in continuous service, and CareFusion common stock achieved the specific closing price targets associated with Tranche 1, Tranche 2, and Tranche 3, the Fiscal 2011 PSUs vested as to an aggregate of 246,697 shares on February 15, 2014. As the closing price targets were not met for Tranche 4 and Tranche 5, an aggregate of 203,397 PSUs associated with these tranches did not vest and were terminated.
In the fiscal years ended June 30, 2014, 2013 and 2012, we granted performance stock units (the “EPS PSUs”) to members of management. For the EPS PSUs, we established performance goals based on the achievement of the Compounded Annual Growth Rate (“CAGR”) of the company’s fully diluted, adjusted earnings per share (“EPS”) over the three year performance period. The payout amount of EPS PSUs will vary between 0% — 200% of a target number of shares of common stock based on performance relative to the target established for CAGR during the performance period. No payout is earned if the minimum CAGR performance target is not achieved. The fair value of the EPS PSUs is based on the closing price of the company’s common stock on the date of grant. Compensation expense for the EPS PSUs is recorded in the consolidated statements of income over the vesting period of three years.

A summary of performance stock unit activity for the fiscal year ended June 30, 2014 is as follows:

(in millions, except per unit amounts)	Performance Stock Units[1]	Weighted- Average Grant Date Fair Value
Balance at June 30, 2013	0.8	$20.25
Granted	0.2	$36.17
Vested	(0.2)	$16.00
Forfeited	(0.3)	$28.10
Outstanding, June 30, 2014	0.5	$24.46
______________________
1 Based on target number of shares of common stock subject to each grant of performance stock units.
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
Accounting for Share-Based Compensation.    Expense for share-based payment transactions with employees is recognized in the consolidated statements of income over the period during which an employee provides the requisite service in exchange for the award, based on their award’s fair value. Most stock options and restricted stock and restricted stock units vest ratably over a vesting period of three years. Share-based compensation expense associated with these graded-vesting awards is recognized using the straight-line method over the vesting period. Stock options generally have a seven year contractual term. Total pre-tax share-based compensation expense was approximately $58 million, $53 million and $51 million for the fiscal years ending June 30, 2014, 2013 and 2012, respectively. The income tax benefit related to the share-based compensation expense was approximately $19 million for the fiscal years ended June 30, 2014, 2013, and 2012, respectively. We classify share-based compensation within SG&A expense to correspond with the same line item as the majority of the cash compensation paid to employees.

As of June 30, 2014, our total unrecognized share-based compensation expense related to nonvested share-based compensation awards, adjusted for estimated forfeitures, was $57 million. This compensation expense is expected to be recognized over a weighted-average period of approximately three years.
Because share-based compensation amounts related to employees of the Nicolet business, which is classified as discontinued operations, were not material for any period presented, we have not segregated them from continuing operations in this note. See note 2 for a detailed discussion.
NOTE 21. EMPLOYEE SAVINGS PLAN
Substantially all of our domestic non-union employees are eligible to be enrolled in the company-sponsored retirement savings plans, which include features under Section 401(k) of the Code and provide for company matching. Contributions to the plans are determined by our board of directors and are subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement benefit plans was $26 million, $24 million and $42 million for fiscal years 2014, 2013 and 2012, respectively.

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is selected quarterly financial data for fiscal years 2014 and 2013.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2014
Revenue	$830	$922	$968	$1,122
Gross Profit	423	466	472	547
Selling, General and Administrative Expenses	248	257	258	298
Income from Continuing Operations	78	97	102	140
Net Income	78	97	102	140
Per Share Amounts:[1]
Basic Earnings per Common Share:
Continuing Operations	$0.36	$0.46	$0.49	$0.68
Basic Earnings per Common Share	$0.36	$0.46	$0.49	$0.68
Diluted Earnings per Common Share:
Continuing Operations	$0.36	$0.45	$0.48	$0.67
Diluted Earnings per Common Share	$0.36	$0.45	$0.48	$0.67
Weighted-Average Number of Common Shares Outstanding:
Basic	214.0	210.5	208.0	206.4
Diluted	217.4	213.7	211.1	209.6
______________________
1 Basic and diluted earnings per share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share. Additionally, the sum of the per share components within the quarters may not equal the per share amounts presented.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2013
Revenue	$837	$909	$901	$903
Gross Profit	436	471	476	467
Selling, General and Administrative Expenses	244	249	244	243
Income from Continuing Operations[1]	87	108	84	110
Loss from Discontinued Operations, Net of Tax	(3)	—	—	(1)
Net Income	84	108	84	109
Per Share Amounts:[2]
Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.39	$0.49	$0.38	$0.50
Discontinued Operations	$(0.01)	$—	$—	$(0.01)
Basic Earnings per Common Share	$0.38	$0.49	$0.38	$0.50
Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.39	$0.48	$0.37	$0.49
Discontinued Operations	$(0.01)	$—	$—	$(0.01)
Diluted Earnings per Common Share	$0.37	$0.48	$0.37	$0.49
Weighted-Average Number of Common Shares Outstanding:
Basic	221.9	222.6	222.5	217.8
Diluted	224.4	224.9	225.6	221.2
______________________
1 Financial results for the third quarter include a $41 million charge to establish a reserve in connection with the agreement in principle to resolve the previously disclosed government investigations related to prior sales and marketing practices for our ChloraPrep skin preparation product and relationships with healthcare professionals. In January 2014, we entered into a final settlement agreement with the government and we paid the settlement.
2 Basic and diluted earnings per share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share. Additionally, the sum of the per share components within the quarters may not equal the per share amounts presented.
NOTE 23. SUBSEQUENT EVENTS
On August 1, 2014, we used $450 million of our cash balances to repay upon maturity $450 million of our outstanding senior notes due August 2014.
On August 1, 2014, we completed an additional closing of our previously announced acquisition of the Vital Signs business of General Electric Company’s Healthcare division (“Vital Signs”).  In connection with this additional closing, we acquired the outstanding equity of certain entities included within the Vital Signs business and other business assets and liabilities in Germany using approximately $8 million of cash on hand.  The balance of the purchase price for Vital Signs will be paid upon completion of the acquisition of the assets of its remaining international operations, pending successful regulatory review and customary closing conditions.
In August 2013, we announced that our Board of Directors had approved a new share repurchase program authorizing the repurchase of up to $750 million of our common stock. Under this program, we are authorized to repurchase our shares in open market and private transactions through December 2015. During the quarter ended June 30, 2014, we purchased a total of 4.0 million shares under this program for an aggregate of $167 million (excluding commissions and fees). During the fiscal year ended June 30, 2014, we purchased a total of 14.6 million shares under this program for an aggregate of $577 million (excluding commissions and fees). From July 1, 2014 through the date of this filing, we purchased an additional 2.3 million shares under this program for an aggregate of $103 million (excluding commissions and fees).
In August 2014, our Board of Directors authorized the repurchase of an additional $750 million of our common stock through June 2016.  We expect to begin repurchasing shares under this new program upon completion of the $750 million program authorized in August 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of such period.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management’s annual report on internal control over financial reporting is set forth below and the report of independent registered public accounting firm is included under Item 8 of this Annual Report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, under the supervision of our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, we used the framework included in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of June 30, 2014.
Management has excluded Vital Signs from its assessment of internal control over financial reporting as of June 30, 2014, because it was acquired by the Company in a purchase business combination during fiscal year 2014. Vital Signs is a wholly-owned subsidiary whose total assets and total revenues represent 6.1% and 3.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2014.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Directors, including committees of our Board of Directors, will appear under the captions “Item 1 — Election of Directors,” “Board of Directors Information,” “Board of Directors and Committees of the Board,” and “Governance of Our Company,” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”). Such information is incorporated herein by reference. The information in the 2014 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption “Governance of Our Company” in our 2014 Proxy Statement and is incorporated herein by reference.
Executive Officers of the Registrant
The following table sets forth information, as of August 1, 2014, with respect to the individuals serving as our executive officers:

Name	Age	Position
Kieran Gallahue	51	Chairman and Chief Executive Officer
James Hinrichs	47	Chief Financial Officer
Thomas Leonard	46	President, Medical Systems
Joan Stafslien	50	Executive Vice President, General Counsel and Corporate Secretary
Gordon LaFortune	57	Executive Vice President, EMEA/ANZ Commercial Operations and Global Infusion Disposables
Donald Abbey	47	Executive Vice President, Quality, Regulatory and Medical Affairs
Jonathan Wygant	43	Senior Vice President, Controller and Chief Accounting Officer
Mr. Gallahue has been the Chairman of our Board of Directors and our Chief Executive Officer since January 2011. Prior to joining us in January 2011, he was the president, chief executive officer and a director of ResMed Inc., a medical device firm serving the sleep disordered breathing and respiratory markets. Mr. Gallahue joined ResMed in January 2003 as president and chief operating officer of the Americas and was promoted to ResMed’s president in September 2004. He served in that role until he was named president, chief executive officer and a director of ResMed in January 2008. Prior to joining ResMed, from January 1998 to December 2002, he held positions of increasing responsibility at Nanogen, Inc., a DNA research and medical diagnostics company, including president and chief financial officer. Prior to 1998, Mr. Gallahue held various marketing, sales and financial positions within Instrumentation Laboratory, The Procter & Gamble Company and General Electric Company. He is a director of Volcano Corporation. During the prior five years, Mr. Gallahue also served on the board of directors of ResMed.
Mr. Hinrichs has been our Chief Financial Officer since December 2010. He previously served as our Senior Vice President, Global Customer Support, from January 2010 through December 2010, when he was promoted to his current position. From January 2009 through January 2010, Mr. Hinrichs served as our Senior Vice President, Controller, a position he assumed leading up to the spinoff from Cardinal Health in August 2009. Mr. Hinrichs joined Cardinal Health in February 2004 as Vice President, Investor Relations, and since then served in several financial leadership positions, including as Chief Financial Officer of the former Clinical Technologies and Services, Healthcare Supply Chain Services, and Clinical and Medical Products segments. From June 2007 to June 2008, Mr. Hinrichs also served as Controller for Cardinal Health. Before joining Cardinal Health, Mr. Hinrichs spent 12 years in a variety of finance and marketing positions at Merck & Co. He currently serves on the board of directors of Orthofix International N.V.
Mr. Leonard has been our President, Medical Systems since August 2011. From August 2009 to August 2011, Mr. Leonard served as President, Dispensing Technologies. Prior to our spinoff from Cardinal Health in August 2009, he served as Senior Vice President and General Manager, Clinical Services of Cardinal Health since June 2008. Prior to joining Cardinal Health, from June 2005 to June 2008, he was Senior Vice President and General Manager, Ambulatory Solutions of McKesson Corporation, a healthcare services company. From July 2000 to June 2005 he was Executive Vice President of Operations at Picis, Inc., a provider of acute care products and services.

Ms. Stafslien has been our Executive Vice President, General Counsel, and Corporate Secretary since August 2009. From June 2010 to February 2014, Ms. Stafslien also served as our Chief Compliance Officer. Prior to our spinoff from Cardinal Health in August 2009, she served as Senior Vice President and General Counsel, Clinical and Medical Products of Cardinal Health since July 2008. She was Senior Vice President and General Counsel, Clinical Technologies and Services of Cardinal Health, from August 2004 to July 2008. Ms. Stafslien served as Deputy General Counsel and Assistant General Counsel of ALARIS Medical Systems, Inc. (“Alaris”) from March 1999 to July 2004, when Cardinal Health acquired Alaris. From May 1998 to February 1999, she served as Senior Corporate Counsel to Alaris. Prior to joining Alaris, she was an associate with the law firms of Brobeck, Phleger & Harrison LLP and Luce, Forward, Hamilton & Scripps LLP.
Mr. LaFortune has been our Executive Vice President, EMEA/ANZ Commercial Operations and Global Infusion Disposables since August 2013. From July 2012 to August 2013, he served as our Executive Vice President, EMEA/APAC Commercial Operations and Global Infusion Disposables. From August 2011 to July 2012, Mr. LaFortune served as our Executive Vice President, International Commercial Operations. From August 2009 to August 2011, Mr. LaFortune was our Senior Vice President and General Manager, Infusion. Prior to our spinoff from Cardinal Health in August 2009, Mr. LaFortune served as President of the Infection Prevention business of Cardinal Health, from November 2004 to December 2008. From June 2001 to November 2004, Mr. LaFortune was President, International for Cardinal Health, and from February 1999 to June 2001, Mr. LaFortune was Vice President and General Manager for Cardinal Health Canada. Before joining Cardinal Health, Mr. LaFortune was Vice President and General Manager for Allegiance Healthcare Canada, which was acquired by Cardinal Health in February 1999. Mr. LaFortune also held various marketing, sales and operations positions at Allegiance and Baxter International, a manufacturer and marketer of healthcare products and services, prior to Baxter’s spinoff of the Allegiance business in 1996.

Mr. Abbey has served as our Executive Vice President, Quality, Regulatory and Medical Affairs since November 2011. From August 2009 to November 2011, Mr. Abbey served as our Senior Vice President, Quality and Regulatory Affairs. Prior to our spinoff from Cardinal Health in August 2009, Mr. Abbey served as Senior Vice President, Quality and Regulatory Affairs - Clinical and Medical Products of Cardinal Health, since March 2007. Prior to joining Cardinal Health, from February 2006 to March 2007, Mr. Abbey served as Vice President, Regulatory Affairs and Quality Assurance for the Critical Care division of Respironics, Inc., a medical device firm serving the global sleep and respiratory markets. Previously, he held a number of leadership roles within the healthcare industry, including general manager of Welch Allyn’s cardiopulmonary business; vice president of Quality Assurance and Regulatory Affairs for Protocol Systems, Inc.; and director of Quality Assurance for Heartstream, Inc.
Mr. Wygant has been our Senior Vice President, Controller and Chief Accounting Officer since August 2013. From May 2010 to August 2013, Mr. Wygant was our Vice President, Finance and Assistant Controller. From August 2009 to May 2010, Mr. Wygant served as a Director, Finance. Prior to our spinoff from Cardinal Health in August 2009, he served as Director, Finance - Clinical and Medical Products of Cardinal Health. Mr. Wygant joined Cardinal Health in July 2004 as a Finance Manager, following Cardinal Health’s acquisition of Alaris. Mr. Wygant joined Alaris in April 2003 as a Senior Financial Analyst and was promoted to Finance Manager in May 2004. Prior to joining Alaris, he was a senior auditor with the accounting firm of PricewaterhouseCoopers LLP.
Code of Ethics
We have adopted a code of ethics, which we call our Code of Conduct, which applies to all our employees, including our executive officers and directors. The full text of our Code of Conduct can be found in the “Investors” section of our website accessible to the public at www.carefusion.com, by clicking the “Corporate Governance” link.

ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item relating to director and officer compensation will appear under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2014 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item will appear under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement, which section is incorporated herein by reference.
Equity Compensation Plan Information
The following table summarizes options and other rights outstanding under our share-based compensation plans as of June 30, 2014:

Plan Category	Securities to be Issued Upon Exercise (a)[1]	Weighted - Average Exercise Price (b)[2]	Securities Available for Future Issuance (c)[3]
Equity Compensation Plan Approved by Security Holders	10,718,117	$28.02	12,672,148
Equity Compensation Plan Not Approved by Security Holders	—	—	—
__________________
1 This amount reflects the number of shares of common stock to be issued upon exercise of outstanding stock options, as well as 2,435,483 shares subject to the vesting of outstanding restricted stock awards and units and 456,396 shares subject to the vesting of outstanding performance stock units at June 30, 2014. The number of shares to be issued in connection with performance stock units granted during the fiscal years ended June 30, 2014, 2013, and 2012 is not determined until the end of the performance periods and are therefore included at the current estimate of payout shares.
2 Reflects weighted-average exercise price of outstanding stock options and does not include unvested restricted stock awards and units or performance stock units at June 30, 2014, which have weighted average grant date fair values of $31.41 and $24.46, respectively.
3 Reflects the number of shares of common stock remaining available for future issuance under the 2009 Long-Term Incentive Plan (“LTIP”), excluding securities reflected in column (a). See note 20 to the consolidated financial statements for a description of the various share-based grants that may be issued under the LTIP. At June 30, 2014, 27.3 million shares out of the 40.0 million shares authorized for issuance under the LTIP have been used for the grant of incentive and non-qualified stock options, the grant of restricted stock and restricted stock units and the grant of performance stock units. The number of shares to be issued in connection with performance stock units granted during the fiscal years ended June 30, 2014, 2013 and 2012 is not determined until the end of the performance periods and are therefore included at the current estimate of payout shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear under the heading “Certain Relationships and Related Transactions” and information required by this Item relating to the independence of our directors will appear under the heading “Governance of Our Company” in our 2014 Proxy Statement, which sections are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item will appear under the heading “Audit Related Matters” in our 2014 Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1)	Page No.
Consolidated Financial Statements:
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	52
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	53
Consolidated Statements of Income for the Fiscal Years Ended June 30, 2014, 2013 and 2012	54
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended June 30, 2014, 2013 and 2012	55
Consolidated Balance Sheets at June 30, 2014 and 2013	56
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended June 30, 2014, 2013 and 2012	57
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2014, 2013 and 2012	58
Notes to Consolidated Financial Statements	60
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	52
(a) (2) The following Supplemental Schedule is included in this report:

Financial Statement Schedule:	Page No.
Schedule II — Valuation and Qualifying Accounts	102
All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.
(a) (3) See Subsection (b) below.

(b)	Exhibits

Exhibit Number	Description of Exhibits

2.1
Separation Agreement, dated July 22, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373).†

3.1
Amended and Restated Certificate of Incorporation of CareFusion Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 6, 2013, File No. 1-34273).

3.2	Amended and Restated By-Laws of CareFusion Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 6, 2013, File No. 1-34273).

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

4.7
Third Supplemental Indenture, dated May 22, 2014, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 22, 2014, File No. 1-34273).

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

10.36	Form of Aircraft Time Sharing Agreement that may be entered into from time to time with certain of our executive officers. #*

Exhibit Number	Description of Exhibits
10.37
Amended and Restated Credit Agreement, dated as of February 13, 2014, among CareFusion Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., as Syndication Agent and L/C Issuer, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2014, File No. 1-34273).

21.1	Subsidiaries of CareFusion Corporation.*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

24.1	Powers of Attorney (included on the signature page).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350. *

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

(c)	Financial Statement Schedules
The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description
II	Valuation and Qualifying Accounts

CAREFUSION CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal Year 2014:
Accounts Receivable	$15	$5	$3	$(4)	$19
Inventory Reserve	44	10	6	(8)	52
Net Investment in Sales-Type Leases	7	1	(1)	(1)	6
	$66	$16	$8	$(13)	$77
Fiscal Year 2013:
Accounts Receivable	$15	$8	$1	$(9)	$15
Inventory Reserve	38	14	1	(9)	44
Net Investment in Sales-Type Leases	10	(1)	—	(2)	7
	$63	$21	$2	$(20)	$66
Fiscal Year 2012:
Accounts Receivable	$13	$6	$—	$(4)	$15
Inventory Reserve	40	9	—	(11)	38
Net Investment in Sales-Type Leases	9	2	1	(2)	10
	$62	$17	$1	$(17)	$63

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2014.

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

Signature	Title	Date

/s/ Kieran T. Gallahue Kieran T. Gallahue	Chairman and Chief Executive Officer and Director (principal executive officer)	August 11, 2014

/s/ James F. Hinrichs James F. Hinrichs	Chief Financial Officer (principal financial officer)	August 11, 2014

/s/ Jonathan Wygant Jonathan Wygant	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	August 11, 2014

/s/ Supratim Bose Supratim Bose	Director	August 11, 2014

/s/ Philip L. Francis Philip L. Francis	Director	August 11, 2014

/s/ Robert F. Friel Robert F. Friel	Director	August 11, 2014

/s/ Jacqueline B. Kosecoff Jacqueline B. Kosecoff, Ph.D.	Director	August 11, 2014

/s/ J. Michael Losh J. Michael Losh	Presiding Director	August 11, 2014

/s/ Gregory T. Lucier Gregory T. Lucier	Director	August 11, 2014

/s/ Edward D. Miller Edward D. Miller, M.D.	Director	August 11, 2014

/s/ Michael D. O’Halleran Michael D. O’Halleran	Director	August 11, 2014

/s/ Robert P. Wayman Robert P. Wayman	Director	August 11, 2014