Form 10-Q
period 2014-09-30
CAREFUSION Corp
filed 2014-11-07
CIK 1457543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, as of October 24, 2014 was 203,918,151.

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission on August 11, 2014. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarters Ended September 30,
(in millions, except per share amounts)	2014	2013
Revenue	$922	$830
Cost of Products Sold	465	407
Gross Profit	457	423
Selling, General and Administrative Expenses	265	248
Research and Development Expenses	49	48
Restructuring and Acquisition Integration Charges	19	11
Share of Net (Earnings) Loss of Equity Method Investee	(2)	—
Operating Income	126	116
Interest Expense and Other, Net	28	20
Income Before Income Tax	98	96
Provision for Income Tax	22	18
Net Income	$76	$78
PER SHARE AMOUNTS:
Basic Earnings per Common Share:
Basic Earnings per Common Share	$0.37	$0.36
Diluted Earnings per Common Share:
Diluted Earnings per Common Share	$0.37	$0.36
Weighted-Average Number of Common Shares Outstanding:
Basic	204.1	214.0
Diluted	207.0	217.4
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended September 30,
(in millions)	2014	2013
Net Income	$76	$78
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	(53)	17
Unrealized Loss on Minimum Pension Liability	(1)	—
Unrealized Gain on Derivatives	—	4
Comprehensive Income, Net of Tax	$22	$99
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except per share data)	September 30, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,736	$2,303
Trade Receivables, Net	459	574
Current Portion of Net Investment in Sales-Type Leases	272	290
Inventories, Net	495	441
Prepaid Expenses	37	29
Other Current Assets	107	84
Total Current Assets	3,106	3,721
Property and Equipment, Net	437	448
Net Investment in Sales-Type Leases, Less Current Portion	961	970
Goodwill	3,315	3,311
Intangible Assets, Net	997	1,016
Investments in Unconsolidated Entities	102	99
Other Assets	89	90
Total Assets	$9,007	$9,655
LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$3	$454
Accounts Payable	178	206
Deferred Revenue	96	95
Accrued Compensation and Benefits	126	194
Other Accrued Liabilities	223	246
Total Current Liabilities	626	1,195
Long-Term Obligations, Less Current Portion	1,988	1,990
Deferred Income Taxes	610	607
Other Liabilities	452	473
Total Liabilities	3,676	4,265
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued – None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued – 235.9 and 234.5 shares at September 30, 2014 and June 30, 2014, respectively	2	2
Treasury Stock, at cost, 32.4 and 30.1 shares at September 30, 2014 and June 30, 2014, respectively	(1,185)	(1,082)
Additional Paid-In Capital	5,070	5,048
Retained Earnings	1,541	1,465
Accumulated Other Comprehensive Loss	(97)	(43)
Total Stockholders’ Equity	5,331	5,390
Total Liabilities and Stockholders’ Equity	$9,007	$9,655
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended September 30,
(in millions)	2014	2013
Cash and Cash Equivalents at July 1	$2,303	$1,798
Cash Flows from Operating Activities:
Net Income	76	78
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	49	46
Other Non-Cash Items	24	36
Change in Operating Assets and Liabilities, Excluding Impact of Acquired Assets and Assumed Liabilities:
Trade Receivables	115	25
Inventories	(51)	(23)
Net Investment in Sales-Type Leases	27	39
Accounts Payable	(28)	(23)
Other Accrued Liabilities and Operating Items, Net	(144)	(104)
Net Cash Provided by Operating Activities	68	74
Cash Flows from Investing Activities:
Cash Paid for Acquisitions, Net of Cash Received	(32)	—
Additions to Property and Equipment	(21)	(18)
Other Investing Activities	(4)	—
Net Cash Used in Investing Activities	(57)	(18)
Cash Flows from Financing Activities:
Repayment of Current Portion of Long-Term Obligations	(452)	(1)
Share Repurchase Programs	(111)	(114)
Proceeds from Stock Option Exercises	17	34
Other Financing Activities	(9)	(10)
Net Cash Used in Financing Activities	(555)	(91)
Effect of Exchange Rate Changes on Cash	(23)	10
Net Decrease in Cash and Cash Equivalents	(567)	(25)
Cash and Cash Equivalents at September 30, Attributable to Net Income	$1,736	$1,773
Non-Cash Investing and Financing Activities:
Asset Acquired by Entering into Capital Lease	$—	$4
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
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. Generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at June 30, 2014, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended June 30, 2014, filed with the SEC with our Annual Report on Form 10-K on August 11, 2014, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
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
Procedural Solutions. The Procedural Solutions segment is organized around our disposable products and reusable surgical instruments business lines. Within the Procedural Solutions segment, we operate our Infection Prevention, Medical Specialties and Specialty Disposables business lines. The Infection Prevention business line includes single-use skin antiseptic and other patient-preparation products and specialty intravenous (“IV”) infusion valves, administration sets and accessories. The Medical Specialties business line includes interventional specialty products used for biopsy, drainage and other procedures, as well as reusable surgical instruments. The Specialty Disposables business line includes non-dedicated disposable ventilator circuits and oxygen masks used for providing respiratory therapy, as well as single-use consumables for respiratory care and anesthesiology.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Pronouncements (Adopted during fiscal year 2015)
ASU 2013-05. In March 2013, the FASB issued ASU 2013-05 – Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 requires that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity's investment in a foreign entity should be released when there has been (i) a sale of a subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, or (ii) loss of controlling financial interest in an investment on, or (iii) a step acquisition for a foreign entity. The adoption of ASU 2013-05 had no impact on our financial condition, results of operations or cash flows.

ASU 2013-11. In July 2013, the FASB issued ASU 2013-11 – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction to deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward rather than as liabilities except when (i) the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the governing tax law to settle any additional income taxes that would result from disallowance of the tax position or (ii) the entity does not intend to or the applicable jurisdiction does not require the entity to use the deferred tax asset for such purpose. The adoption of ASU 2013-11 had no impact on our financial condition, results of operations or cash flows.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. ACQUISITIONS
Acquisition of Vital Signs. On November 18, 2013, we announced the signing of a definitive agreement to acquire the Vital Signs business of General Electric Company’s Healthcare division (“Vital Signs”) for $500 million. Vital Signs is a leading manufacturer of single-use consumables for respiratory care and anesthesiology, and also markets products for temperature management and patient monitoring consumables. On December 30, 2013, we acquired the outstanding equity of certain entities included within the Vital Signs business and other business assets and liabilities in the U.S., China and certain other geographies using approximately $473 million of cash on hand. In March 2014, we completed additional closings for various countries using approximately $17 million of cash on hand. During the quarter ended September 30, 2014, we completed the closing of the Vital Signs business in Germany, using approximately $8 million of cash on hand. The payment of purchase prices in connection with each closing is subject to customary closing conditions and regulatory review. The results of operations of all closings completed as of September 30, 2014, for the Vital Signs transaction are included in the Procedural Solutions segment.

The transaction has been accounted for as a business combination and requires, among other things, that assets acquired and liabilities assumed are recognized at their fair values as of the acquisition date.

Based on our estimate for the net working capital adjustment, and net of cash and cash equivalents acquired, we determined a net purchase price associated with the fiscal year 2014 and the fiscal year 2015 closings, as set forth below. The following table summarizes the assignment of the net purchase price to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in these closings, based on their estimated fair values at the applicable acquisition date. Balances are reflected in the accompanying condensed consolidated balance sheets as of September 30, 2014.

(in millions)	Fiscal Year 2014 Closings	Fiscal Year 2015 Closings
Cash Paid	$492	$8
Cash and Cash Equivalents Acquired, Net of Net Working Capital Adjustments	(2)	—
Net Purchase Price	$490	$8

(in millions)	Fiscal Year 2014 Closings	Fiscal Year 2015 Closings
Trade Receivables	$19	$—
Inventories	40	7
Other Current Assets	15	—
Property and Equipment	37	—
Intangible Assets	298	—
Goodwill	228	1
Current Liabilities and Borrowings	(41)	—
Deferred Income Taxes	(101)	—
Other Long-Term Liabilities	(5)	—
Net Assets Acquired	$490	$8

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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the quarter ended September 30, 2014, revenue associated with Vital Signs was $68 million. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our unaudited condensed consolidated financial statements.

NOTE 3. INVESTMENTS IN UNCONSOLIDATED ENTITIES
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

(in millions)	September 30, 2014	June 30, 2014
Equity Method Investments
Cost	$87	$87
Share of Net Earnings of Equity Method Investee	5	3
Carrying Value of Equity Method Investments	$92	$90
Cost Method Investments
Carrying Value of Cost Method Investments	$10	$9
Total Investments in Unconsolidated Entities	$102	$99

As of September 30, 2014, our equity method investments consisted primarily of our investment in Caesarea Medical Electronics Ltd. (“CME”), a global infusion pump manufacturer. CME, headquartered in Israel, designs, manufactures and markets a range of infusion and syringe pumps as well as related accessories and disposable administration sets for both homecare and hospital settings. We completed this investment transaction in March 2014 and received a 40 percent non-controlling equity interest in CME for approximately $86 million, which we funded with existing cash on hand. CME continues to operate independently from us. Additionally, we have the right to increase our ownership percentage by purchasing an additional 40 percent equity interest of CME (“Call Option”), exercisable any time before March 2017. The seller also has the right to require CareFusion to acquire the remaining 60 percent of CME (“Put Option”), which is exercisable only upon certain conditions, one of which is if we fail to exercise our Call Option. The Call Option and Put Option were deemed to be freestanding financial instruments. The Call Option does not meet the definition of a derivative and the Put Option's fair value is not significant. The Company determined that CME did not meet the definition of a Variable Interest Entity (“VIE”).

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. EARNINGS PER SHARE
For the quarters ended September 30, 2014 and 2013, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.
The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended September 30, 2014 and 2013:

	Quarters Ended September 30,
(shares in millions)	2014	2013
Denominator for Basic Earnings per Share	204.1	214.0
Effect of Dilutive Securities:
Stock Options	1.9	2.1
Restricted Stock Units and Performance Stock Units	1.0	1.3
Denominator for Diluted Earnings per Share - Adjusted for Dilutive Securities	207.0	217.4
The potentially dilutive stock options, restricted stock units and performance stock units that would have been excluded because the effect would have been antidilutive for the quarters ended September 30, 2014 and 2013 were 0.8 million and 1.4 million, respectively. Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.

From time to time, our Board of Directors authorizes share repurchase programs for the repurchase of our common stock through open market and private transactions. The manner and pace of our repurchases under these programs is based on market conditions and other relevant factors.

In February 2012, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $500 million of our common stock. We completed this share repurchase program in June 2013 and as a result repurchased a total of 15.3 million shares of our common stock for an aggregate of $500 million (excluding commissions and fees).

In August 2013, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $750 million of our common stock. We have repurchased a total of 16.9 million shares of our common stock under this program for an aggregate of $680 million (excluding commissions and fees), of which we repurchased a total of 2.3 million shares for an aggregate of $103 million (excluding commissions and fees) during the quarter ended September 30, 2014.

In August 2014, our Board of Directors authorized the repurchase of an additional $750 million of our common stock through June 2016. We have not repurchased any shares under this program.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES
Restructuring liabilities are measured at fair value and recognized as incurred. Acquisition integration charges are expensed as incurred.
The following is a summary of restructuring and acquisition integration charges for the quarters ended September 30, 2014 and 2013:

	Quarters Ended September 30,
(in millions)	2014	2013
Restructuring Charges	$10	$11
Acquisition Integration Charges	9	—
Total Restructuring and Acquisition Integration Charges	$19	$11
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
The following tables include information regarding our current restructuring programs:

	Quarter Ended September 30, 2014
(in millions)	Accrued at June 30, 2014[1]	Accrued Costs	Cash Payments	Accrued at September 30, 2014[1]
Total Restructuring Programs	$10	$10	$(9)	$11
________________
1 Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.

	Quarter Ended September 30, 2013
(in millions)	Accrued at June 30, 2013[1]	Accrued Costs	Cash Payments	Accrued at September 30, 2013[1]
Total Restructuring Programs	$7	$11	$(6)	$12
________________
1 Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.

The following table segregates our restructuring charges into our reportable segments for the quarters ended September 30, 2014 and 2013:

	Quarters Ended September 30,
(in millions)	2014	2013
Medical Systems	$7	$7
Procedural Solutions	3	4
Total Restructuring Charges	$10	$11

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition Integration Charges
Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the quarter ended September 30, 2014 were primarily a result of the acquisition of Vital Signs.

Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when they occur.

NOTE 6. INVENTORIES
Inventories, accounted for at the lower of cost or market on a first-in, first-out basis, consisted of the following:

(in millions)	September 30, 2014	June 30, 2014
Raw Materials	$147	$154
Work-in-Process	30	26
Finished Goods	318	261
Inventories, Net	$495	$441

The allowance for excess and obsolete inventories was $52 million and $52 million at September 30, 2014 and June 30, 2014, respectively.

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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in the allowance for credit losses on financing receivables for the quarter ended September 30, 2014, consisted of the following:

(in millions)
Balance of allowance for credit losses at June 30, 2014	$6
Charge-offs	—
Recoveries	—
Provisions	—
Balance of allowance for credit losses at September 30, 2014	$6
The following table summarizes the credit losses and recorded investment in sales-type leases as of September 30, 2014:

(in millions)
Allowance for credit losses:
Balance at September 30, 2014	$6
Balance: individually evaluated for impairment	$2
Balance: collectively evaluated for impairment	$4
Net Investment in Sales-Type Leases:
Balance at September 30, 2014	$1,233
Balance: individually evaluated for impairment	$2
Balance: collectively evaluated for impairment	$1,231

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2014	$3,311
Goodwill Acquired, Net of Purchase Price Adjustments	14
Foreign Currency Translation Adjustments	(10)
Balance at September 30, 2014	$3,315
As of September 30, 2014, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,102 million and $1,213 million, respectively. As of June 30, 2014, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,107 million and $1,204 million, respectively. The amount set forth above for goodwill acquired reflects the impact of business acquisitions. See note 2 for further information.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets
Intangible assets with definite lives are amortized over their useful lives which range from 3 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
September 30, 2014
Unamortized Intangibles:
Trademarks	Indefinite	$307	$—	$307
Total Unamortized Intangibles		307	—	307
Amortized Intangibles:
Trademarks and Patents	10	99	57	42
Developed Technology	10	445	252	193
Customer Relationships	18	742	312	430
Other	6	67	42	25
Total Amortized Intangibles	14	1,353	663	690
Total Intangibles		$1,660	$663	$997
June 30, 2014
Unamortized Intangibles:
Trademarks	Indefinite	$307	$—	$307
Total Unamortized Intangibles		307	—	307
Amortized Intangibles:
Trademarks and Patents	10	100	55	45
Developed Technology	10	451	245	206
Customer Relationships	18	741	304	437
Other	7	61	40	21
Total Amortized Intangibles	14	1,353	644	709
Total Intangibles		$1,660	$644	$1,016

Amortization expense is as follows:

	Quarters Ended September 30,
(in millions)	2014	2013
Amortization Expense	$22	$19
Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2015	2016	2017	2018	2019
Amortization Expense	$88	$83	$76	$67	$46

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The summary of activity of comprehensive income (loss) for the quarter ended September 30, 2014 and 2013, is as follows:

	Quarter Ended September 30, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
(in millions)
Foreign Currency Translation Adjustments:
Translation Adjustments Arising During the Period	$(54)	$1	$(53)
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Foreign Currency Translation Adjustments	(54)	1	(53)
Minimum Pension Liability:
Net Loss on Minimum Pension Liability Arising During the Period	(1)	—	(1)
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Loss on Minimum Pension Liability	(1)	—	(1)
Total Other Comprehensive Income (Loss)	$(55)	$1	$(54)

	Quarter Ended September 30, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
(in millions)
Foreign Currency Translation Adjustments:
Translation Adjustments Arising During the Period	$19	$(2)	$17
Reclassification Adjustments Recognized in Net Income	—	—	—
Net Foreign Currency Translation Adjustments	19	(2)	17
Interest Rate Swaps:
Unrealized Gain (Loss) Arising During the Period	7	(3)	4
Reclassification Adjustment Recognized in Net Income	—	—	—
Net Gain (Loss) on Interest Rate Swaps	7	(3)	4
Total Other Comprehensive Income (Loss)	$26	$(5)	$21

Reclassification adjustment gains and losses are included in the unaudited condensed consolidated statements of income in
“Interest Expense and Other, Net”.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS
Borrowings consisted of the following:

(in millions)	September 30, 2014	June 30, 2014
Senior Notes due 2014, 5.125% Less Unamortized Discount of $0.0 million at September 30, 2014 and $0.1 million at June 30, 2014, Effective Rate 5.360%	$—	$450
Senior Notes due 2019, 6.375% Less Unamortized Discount of $9.0 million at September 30, 2014 and $9.4 million June 30, 2014, Effective Rate 6.601%	691	691
Senior Notes due 2023, 3.300% Less Unamortized Discount of $1.9 million at September 30, 2014 and $2.0 million June 30, 2014, Effective Rate 3.311%	298	298
Senior Notes due 2017, 1.450% Less Unamortized Discount of $1.6 million at September 30, 2014 and $1.7 million June 30, 2014, Effective Rate 1.498%	298	298
Senior Notes due 2024, 3.875% Less Unamortized Discount of $3.2 million at September 30, 2014 and $3.2 million June 30, 2014, Effective Rate 3.895%	397	397
Senior Notes due 2044, 4.875% Less Unamortized Discount of $4.7 million at September 30, 2014 and $4.7 million June 30, 2014, Effective Rate 4.919%	295	295
Euro Denominated Debt, Interest Averaging 3.52% at both September 30, 2014 and June 30, 2014, Due in Varying Installments through 2020	8	10
Other Obligations; Interest Averaging 8.34% at September 30, 2014 and 8.07% at June 30, 2014, Due in Varying Installments through 2017	4	5
Total Borrowings	1,991	2,444
Less: Current Portion	3	454
Long-Term Portion	$1,988	$1,990

Senior Unsecured Notes. We have outstanding unsecured senior obligations, including those indicated as “Senior Notes” in the borrowings table above (collectively, the “Senior Notes”). The Senior Notes are unsecured obligations and the discount on sale of the Senior Notes is amortized to interest expense utilizing the effective interest rate method. The indentures under which the Senior Notes were issued contain customary covenants, all of which we were in compliance with at September 30, 2014. We use the net proceeds from the sale of these Senior Notes for general corporate purposes, which include the repayment of our existing indebtedness.

On August 1, 2014, we used $450 million of our cash balances to repay upon maturity the $450 million aggregate principal amount of 5.125% senior notes due 2014.

For additional information regarding the terms of the Senior Notes, refer to note 13 to the audited consolidated financial statements included in our 2014 Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on August 11, 2014.

Euro Denominated Debt. In connection with our acquisition of Rowa in August 2011, we assumed a 9 million Euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are subject to certain customary covenants and payable in quarterly or semi-annual installments, with the final payment due in September 30, 2020. The aggregate outstanding balance on these loans was $8 million and $10 million at September 30, 2014 and June 30, 2014, respectively.

Revolving Credit Facility. We maintain a $750 million senior unsecured revolving credit facility which is set to mature on February 13, 2019. The credit facility, subject to certain conditions, provides us the option to increase the commitments by up to $250 million.  At both September 30, 2014 and June 30, 2014, we had no amounts outstanding under the credit facility.

Borrowings under the credit facility bear interest at a rate per annum that is comprised of a reference rate, which is generally based upon the British Bankers Association LIBOR Rate, Federal Funds Rate, or prime rate, plus an applicable margin, which varies based upon CareFusion’s debt ratings. The credit facility also requires us to pay a quarterly commitment fee to

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings. The credit facility also contains several customary covenants, all of which we were in compliance with at September 30, 2014. For additional information regarding the terms of the credit facility, refer to note 13 to the audited consolidated financial statements included in our 2014 Annual Report on Form 10-K, filed with the SEC on August 11, 2014.

Other Borrowings. We maintain other borrowings that consist primarily of additional notes, loans and capital leases, which totaled $4 million and $5 million at September 30, 2014 and June 30, 2014, respectively. Obligations related to capital leases are secured by the underlying assets.

Letters of Credit and Bank Guarantees. At both September 30, 2014 and June 30, 2014, we had $23 million of letters of credit and bank guarantees outstanding.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. INCOME TAXES
The effective tax rate was 22.8% and 18.5% for the quarters ended September 30, 2014 and 2013, respectively.

The difference between the effective tax rate for the quarter ended September 30, 2014, and the U.S. federal statutory rate of 35% is attributable to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate partially offset by unfavorable adjustments related to the United States taxation of certain foreign earnings as Subpart F income.

During the quarter ended September 30, 2008, Cardinal Health received an IRS Revenue Agent’s Report for the fiscal years 2003 through 2005 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries. During the quarter ended September 30, 2013, we and Cardinal Health entered into a closing agreement with the IRS to settle the remaining tax uncertainties for fiscal years 2003 through 2005. As part of the closing agreement, we agreed to pay $12 million ($11 million, net of tax) including $5 million of interest, which is reflected in our financial results for the quarter ended September 30, 2013.

During the quarter ended December 31, 2010, we received an IRS Revenue Agent’s Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries. Additionally, during the quarter ended September 30, 2013, we received an IRS Revenue Agent’s Report for fiscal years 2008 and 2009 that included Notices of Proposed Adjustment for additional taxes related to certain foreign earnings. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. We are currently before the IRS Appeals office for fiscal years 2006 and 2007, and continue to engage in substantive discussions related to these fiscal years. We expect to appeal the Notices of Proposed Adjustment for fiscal years 2008 and 2009.

Subsequent to the quarter ended September 30, 2014, we entered into a settlement with the IRS in connection with an IRS Revenue Agent’s Report for the short period September 1, 2009 through June 30, 2010 that includes Notices of Proposed Adjustment for additional taxes related to various matters. As a result of the settlement, we agreed to pay $4 million ($3 million, net of tax) including $1 million of interest that will be reflected in our financial results for the quarter ended December 31, 2014. In addition, we received an IRS Revenue Agent’s Report for fiscal year 2010 that includes a Notice of Proposed Adjustment for additional taxes related to certain foreign earnings. We disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and we expect to appeal this Notice of Proposed Adjustment for fiscal year 2010.

We are currently subject to IRS audits for fiscal years 2011 through 2013.

It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, other activity, or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate. The majority of this possible change relates to issues involving transfer pricing among our subsidiaries. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, we believe that the total amount of unrecognized tax benefits may decrease in an amount up to $160 million a portion of which, if recognized upon audit settlement, statute expiration, or other activity, would affect the 2015 effective tax rate. We believe up to $50 million may benefit the 2015 effective tax rate for the quarter ending December 31, 2014 as a result of various audit settlements, statute expirations and other activities.

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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

damages of $15,000 per day per violation if we fail to comply with any provision of the amended consent decree, up to $15 million per year.
We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of September 30, 2014, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves associated with compliance with the amended consent decree.

Other Matters. In addition to the matters described above, we also become involved in other litigation and regulatory matters incidental to our business. These matters arise in the ordinary course and conduct of our business, and at times, as a result of our mergers, acquisitions and divestitures. They include, but are not limited to, product liability claims, employment matters, commercial disputes, intellectual property matters, inclusion as a potentially responsible party for environmental clean-up costs, and employment matters. As a result of our proposed merger transaction with Becton, Dickinson and Company (“BD”), we are also subject to putative class action lawsuits challenging the proposed merger transaction with BD. We intend to defend ourselves in any such matters.

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

We had no derivatives designated as hedging instruments as of September 30, 2014 and June 30, 2014.

Cash Flow Hedges. We may enter into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses associated with certain forecasted transactions. We also enter into interest rate swap contracts to manage the variability of expected future cash flows from changing interest rates. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain (loss) on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain (loss) on the derivative instrument is recognized in earnings immediately. The impact of interest rate swap contract and foreign currency forward contract cash flow hedges is included in the unaudited condensed consolidated statements of cash flows in “Other Accrued Liabilities and Operating Items, Net”.
No foreign currency forward contracts were outstanding at September 30, 2014 and June 30, 2014.
No interest rate swap contracts were outstanding at September 30, 2014 and June 30, 2014.
The amounts reclassified from AOCI to the consolidated statements of income related to the interest rate swaps, which were settled in May 2014, were not material for the quarters ended September 30, 2014 and 2013.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the notional amount of the fair value hedges outstanding as of September 30, 2014 and June 30, 2014:

(in millions)	September 30, 2014	June 30, 2014
Foreign Currency Forward Contracts	$58	$60
The following table summarizes the gain (loss) recognized in earnings for fair value hedges outstanding for the quarters ended September 30, 2014 and 2013:

	For the Quarters Ended September 30,
(in millions)	2014	2013
Foreign Currency Forward Contracts	$2	$(2)

NOTE 14. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value as of September 30, 2014 and June 30, 2014:

	As of September 30, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,416	$1,416	$—	$—
Other Investments	27	23	4	—
Total Financial Assets	$1,443	$1,439	$4	$—
Financial Liabilities:
Contingent Consideration	$—	$—	$—	$—
Total Financial Liabilities	$—	$—	$—	$—

	As of June 30, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,988	$1,988	$—	$—
Other Investments	25	22	3	—
Total Financial Assets	$2,013	$2,010	$3	$—
Financial Liabilities:
Contingent Consideration	$8	$—	$—	$8
Total Financial Liabilities	$8	$—	$—	$8

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the unaudited condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments classified as Level 1 were valued based on quoted market prices for identical instruments. Assets classified as Level 2 relate to a portion of other investments not classified as Level 1. The fair value of other investments classified as Level 2 is determined based on quoted market prices for similar instruments or observable inputs other than quoted market prices. The amount of assets classified as Level 3 at September 30, 2014 and June 30, 2014 were not material. Liabilities classified as Level 3 relate to business combination contingent consideration arrangements and are recorded within either “Other Accrued Liabilities” or “Other Liabilities” in the unaudited condensed consolidated balance sheets based on the timing of the associated underlying payments. The corresponding purchase agreements require future payments based on the achievement of certain post-combination performance metrics of the acquired businesses, such as net revenues, gross profit, or date of first commercial sale. Following the quarter ended September 30, 2014 and prior to the date of this filing, the earn-out contingency was settled in full resulting in no additional consideration being paid.  As a result, we revised the corresponding amounts related to the earn-out contingency, as summarized in the table below for the quarter ended September 30, 2014.

The following table summarizes the changes in liabilities classified as contingent consideration:

(in millions)	Total
Future Gross Expected Payments at June 30, 2014	$16
Carrying Value at June 30, 2014	$8
Acquisition Date Fair Value of Contingent Consideration	—
Change in Fair Value Included in Expense	(8)
Payments	—
Carrying Value at September 30, 2014	$—
Future Gross Expected Payments at September 30, 2014	$—
Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $2,100 million and $2,588 million as of September 30, 2014 and June 30, 2014, respectively, as compared to the net carrying amounts of $1,991 million and $2,444 million at September 30, 2014 and June 30, 2014, respectively. The fair value of our senior notes at September 30, 2014 and June 30, 2014 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at September 30, 2014 and June 30, 2014, was based on the quoted market prices for either the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at September 30, 2014 and June 30, 2014 were determined using a discounted cash flow analysis, which approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 10 for further information.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. PRODUCT WARRANTIES
We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The tables below summarize the changes in the carrying amount of the liability for product warranties for the quarters ended September 30, 2014 and 2013:

(in millions)
Balance at June 30, 2014	$16
Warranty Accrual	5
Warranty Claims Paid	(4)
Adjustments to Preexisting Accruals	(1)
Balance at September 30, 2014	$16

(in millions)
Balance at June 30, 2013	$18
Warranty Accrual	3
Warranty Claims Paid	(2)
Adjustments to Preexisting Accruals	(2)
Balance at September 30, 2013	$17
As of September 30, 2014 and 2013, approximately $2 million and $6 million, respectively, of the ending liability balances related to accruals for product recalls.

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

The following table presents information about our reportable segments for the quarters ended September 30, 2014 and 2013:

(in millions)	Medical Systems	Procedural Solutions	Total
September 30, 2014:
External Revenues	$528	$394	$922
Depreciation and Amortization	$28	$21	$49
Operating Income	$84	$42	$126
September 30, 2013:
External Revenues	$524	$306	$830
Depreciation and Amortization	$32	$14	$46
Operating Income	$74	$42	$116

The following table presents revenue and net property and equipment by geographic area:

	Revenue		Property and Equipment, Net
	Quarters Ended September 30,		As of September 30,	As of June 30,
(in millions)	2014	2013	2014	2014
United States	$695	$649	$322	$329
International	227	181	115	119
Total	$922	$830	$437	$448
The following table presents the revenue information for select business lines within each of the segments for the quarters ended September 30, 2014 and 2013:

	Quarters Ended September 30,
(in millions)	2014	2013
Medical Systems
Dispensing Technologies	$225	$211
Infusion Systems	213	219
Respiratory Technologies	85	88
Other	5	6
Total Medical Systems	$528	$524
Procedural Solutions
Infection Prevention	$167	149
Medical Specialties	91	89
Specialty Disposables	136	68
Total Procedural Solutions	$394	$306
Total CareFusion	$922	$830

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS
On October 5, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Becton, Dickinson and Company, a New Jersey corporation (“BD”), and Griffin Sub, Inc., a Delaware corporation and wholly owned subsidiary of BD (“Merger Corp”).  The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Corp will merge with and into our company, with our company surviving as a wholly-owned subsidiary of BD (the “Merger”). In the Merger, holders of our common stock will receive (i) $49.00 in cash, without interest and (ii) 0.0777 of a share of common stock, par value $1.00 per share, of BD.  Completion of the Merger is subject to customary closing conditions, including, among others, (1) the adoption of the Merger Agreement by our stockholders, (2) declaration of the effectiveness by the SEC of the Registration Statement on Form S-4 to be filed with the SEC by BD in connection with the registration of the shares of BD Stock to be issued in the Merger, (3) approval for listing on the New York Stock Exchange of the BD Stock to be issued in the Merger, (4) obtaining antitrust approvals in the United States and Europe, (5) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (6) material compliance by the other party with its obligations under the Merger Agreement.  For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on October 6, 2014 (the “October 6th Form 8-K”). The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the October 6th Form 8-K.
In addition, the entering into of the Merger Agreement constituted an event of default under our $750 million senior unsecured revolving credit facility.  We have obtained a waiver for this event of default from the lenders under the credit facility.
Subsequent to the quarter ended September 30, 2014, we entered into a settlement with the IRS in connection with an IRS Revenue Agent’s Report for the short period September 1, 2009 through June 30, 2010 that includes Notices of Proposed Adjustment for additional taxes related to various matters. As a result of the settlement, we agreed to pay $4 million ($3 million, net of tax) including $1 million of interest that will be reflected in our financial results for the quarter ended December 31, 2014. As a result of the settlement, we recognized a tax benefit, which is expected to benefit the 2015 effective tax rate for the quarter ending December 31, 2014, by approximately $50 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes thereto for the fiscal year ended June 30, 2014, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 11, 2014.
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

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the SEC instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements presented elsewhere in this Form 10-Q and discussed below are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at June 30, 2014, has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended June 30, 2014, filed with the SEC on Form 10-K on August 11, 2014, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

Overview

Proposed Merger with Becton, Dickinson and Company
On October 5, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Becton, Dickinson and Company, a New Jersey corporation (“BD”), and Griffin Sub, Inc., a Delaware corporation and wholly owned subsidiary of BD (“Merger Corp”).  The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Corp will merge with and into our company, with our company surviving as a wholly-owned subsidiary of BD (the “Merger”). In the Merger, holders of our common stock will receive (i) $49.00 in cash, without interest and (ii) 0.0777 of a share of common stock, par value $1.00 per share, of BD.  Completion of the Merger is subject to customary closing conditions, including, among others, (1) the adoption of the Merger Agreement by our stockholders, (2) declaration of the effectiveness by the Securities and Exchange Commission (the “SEC”) of the Registration Statement on Form S-4 to be filed with the SEC by BD in connection with the registration of the shares of BD Stock to be issued in the Merger, (3) approval for listing on the New York Stock Exchange of the BD Stock to be issued in the Merger, (4) obtaining antitrust approvals in the United States and Europe, (5) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (6) material compliance by the other party with its obligations under the Merger Agreement.
For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on October 6, 2014 (the “October 6th Form 8-K”). The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the October 6th Form 8-K. In connection with the Merger, we intend to file relevant materials with the SEC, including our proxy statement. Our stockholders are urged to read all relevant documents filed with the SEC, including CareFusion Corporation’s definitive proxy statement, because they will contain important information about the proposed transaction. Investors and security holders are able to obtain the documents (once available) free of charge at the SEC’s web site, http://www.sec.gov, or for free by contacting CareFusion’s Investor Relations department by e-mail at ir@carefusion.com or by phone at (858) 617-4621. Such documents are not currently available.
Our Business
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
Consolidated Results of Operations
Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013
Below is a summary of results of operations and a more detailed discussion of results for the quarters ended September 30, 2014 and 2013:

	Quarters Ended September 30,
(in millions)	2014	2013	Change
Revenue	$922	$830	$92
Cost of Products Sold	465	407	58
Gross Profit	457	423	34
Selling, General and Administrative Expenses	265	248	17
Research and Development Expenses	49	48	1
Restructuring and Acquisition Integration Charges	19	11	8
Share of Net (Earnings) Loss of Equity Method Investee	(2)	—	(2)
Operating Income	126	116	10
Interest Expense and Other, Net	28	20	8
Income Before Income Taxes	98	96	2
Provision for Income Taxes	22	18	4
Net Income	$76	$78	$(2)
Revenue
The following table presents the revenue information for select business lines within each of our reportable segments for the quarters ended September 30, 2014 and 2013:

	Quarters Ended September 30,
(in millions)	2014	2013	Change
Medical Systems
Dispensing Technologies	$225	$211	$14
Infusion Systems	213	219	(6)
Respiratory Technologies	85	88	(3)
Other	5	6	(1)
Total Medical Systems	$528	$524	$4
Procedural Solutions
Infection Prevention	$167	$149	$18
Medical Specialties	91	89	2
Specialty Disposables	136	68	68
Total Procedural Solutions	$394	$306	$88
Total CareFusion	$922	$830	$92

Revenue in our Medical Systems segment increased 1% to $528 million for the quarter ended September 30, 2014, compared to the prior fiscal year. The increase was primarily a result of increased revenues in the Dispensing Technologies business line. Revenue in the Dispensing Technologies business line increased $14 million to $225 million, primarily due to increased sales associated with the continued launch of a new product release in our Pyxis product line and increased international sales associated with our Rowa product line.

Revenue in our Procedural Solutions segment increased 29% to $394 million for the quarter ended September 30, 2014, compared to the prior fiscal year. The increase in Procedural Solutions revenue was primarily due to growth in the Specialty Disposables ($68 million) and Infection Prevention ($18 million) business lines.

Revenue in the Specialty Disposables business line increased by $68 million to $136 million, primarily as a result of revenues associated with Vital Signs, which we acquired in December 2013. Revenue in the Infection Prevention business line increased by $18 million to $167 million, as a result of revenues associated with Sendal, which we acquired in October 2013, increased sales of our clinically differentiated skin preparation products, and increased sales of our specialty IV infusion valves.

Gross Profit and Cost of Products Sold
Gross profit increased 8% to $457 million during the quarter ended September 30, 2014, compared to the prior fiscal year. As a percentage of revenue, gross margin was 49.6% and 51.0% for the quarters ended September 30, 2014 and 2013, respectively.

The decrease in gross margin during the quarter ended September 30, 2014, was primarily due to increased sales in lower margin product lines associated with our acquisition of Sendal and Vital Signs and higher installation costs associated with increased installation volumes for our Pyxis product line, partially offset by higher margins associated with the infusion product line.

Selling, General and Administrative and Research and Development Expenses
Selling, General and Administrative (“SG&A”) expenses increased 7% to $265 million during the quarter ended September 30, 2014, compared to the prior fiscal year. The increase was primarily due to costs associated with the operations of Vital Signs, partially offset by cost saving initiatives.

Research and Development (“R&D”) expenses increased by $1 million to $49 million during the quarter ended September 30, 2014, compared to the prior year. As we continue to invest in next generation platforms for Medical Systems and Procedural Solutions, R&D expense for Procedural Solutions has increased modestly and Medical Systems has decreased due to the current phase of our product development life cycle.

Restructuring and Acquisition Integration Charges
Restructuring and acquisition integration charges increased by $8 million to $19 million during the quarter ended September 30, 2014, compared to the prior fiscal year. Restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure. Acquisition integration charges of $9 million associated with the acquisition of Vital Signs were incurred during the quarter ended September 30, 2014.

Share of Net Earnings of Equity Method Investee
In March 2014, we acquired a 40 percent non-controlling equity interest in CME, a global infusion pump manufacturer. Share of net earnings of equity method investee of $2 million during the quarter ended September 30, 2014, is associated with earnings from CME. See note 3 for further information.
Operating Income
Operating income increased $10 million, or 9%, to $126 million during the quarter ended September 30, 2014, compared to the prior fiscal year.

Segment profit in our Medical Systems segment increased by $10 million to $84 million during the quarter ended September 30, 2014, compared to the prior fiscal year. The increase in segment profit was attributable to the impact of higher margins in the Infusion Systems business line.

Segment profit in our Procedural Solutions segment remained unchanged at $42 million during the quarter ended September 30, 2014, compared to the prior fiscal year.

Interest Expense and Other, Net
Interest expense and other, net increased 40% to $28 million during the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. This increase was primarily due to the impact of higher interest expenses associated with a larger aggregate principal amount of our senior notes compared to the prior fiscal year.

Provision for Income Tax
Income tax expense increased by $4 million to $22 million for the quarter ended September 30, 2014 compared to $18 million for the quarter ended September 30, 2013. The effective tax rate for the quarter ended September 30, 2014 was 22.8% compared to 18.5% for the quarter ended September 30, 2013. The increase in the effective tax rate was primarily due to the favorable settlement of tax matters under appeal with the IRS related to fiscal years 2003 through 2005, partially offset by adjustments of prior year uncertain tax benefits related to transfer pricing, both of which were recognized during the quarter ended September 30, 2013.

For additional detail regarding the provision for income taxes, see note 11 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Overview
Historically, we have generated, and expect to continue to generate, positive cash flow from operations. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation and other non-cash items) and outflows from investment in sales-type leases entered into, as we sell and install dispensing equipment, and other increases in working capital needed to grow the business. Cash flows from investing activities represent our investment in intellectual property and capital equipment required to grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from debt issuance, settlement of long-term borrowings and outflows related to the share repurchase programs, as discussed below.

Our cash and cash equivalents balance at September 30, 2014 was $1,736 million. Of this balance, $1,140 million is held outside of the United States and is denominated in United States dollars as well as other currencies. In May 2014, we issued $1 billion aggregate principal amount of notes and received net proceeds of approximately $990 million. In August 2014, we used a portion of the net proceeds of the May 2014 issuance to repay upon maturity $450 million our outstanding senior notes.

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

From time to time, our Board of Directors authorizes share repurchase programs for the repurchase of our common stock through open market and private transactions. During the quarter ended September 30, 2014, we repurchased a total of 2.3 million shares for an aggregate of $103 million (excluding commissions and fees) in the open market as part of these programs. For additional detail regarding our share repurchase programs, see note 4 to the unaudited condensed consolidated financial statements.

Sources and Uses of Cash
The following table summarizes our unaudited condensed consolidated statements of cash flows from continuing operations:

	Quarters Ended September 30,
(in millions)	2014	2013	Change
Cash Flow (Used in)/Provided by:
Operating Activities	$68	$74	$(6)
Investing Activities	$(57)	$(18)	$(39)
Financing Activities	$(555)	$(91)	$(464)

Quarters Ended September 30, 2014 and 2013
Net operating cash flow from continuing operations decreased $6 million to $68 million for the quarter ended September 30, 2014, compared to the prior year. The decrease in cash flow provided by continuing operations was driven by a decrease in net income adjusted for non-cash items ($11 million), inventory ($28 million), net investment in sales type leases ($12 million), accounts payable ($5 million), and other operating activities ($40 million). These activities were offset by an increase in trade receivables ($90 million).

Net cash used in continuing operations from investing activities increased $39 million for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. This increase was primarily attributable to the closing of the acquisition of the Vital Signs business in Germany, as well as other acquisitions during the quarter.

Net cash used in continuing operations from financing activities for the quarter ended September 30, 2014 increased $464 million compared to the prior year. This is largely a result of the repayment of $450 million of our outstanding senior notes upon maturity in August 2014. During the quarter ended September 30, 2014, less cash was generated from stock options exercises ($17 million) as compared to the prior year.

Capital Resources
Senior Unsecured Notes. The following table summarizes the aggregate principal amount of our outstanding senior unsecured notes as of September 30, 2014:

(in millions)	For Quarter Ended September 30, 2014
1.450% senior notes due 2017	$300
6.375% senior notes due 2019	700
3.300% senior notes due 2023	300
3.875% senior notes due 2024	400
4.875% senior notes due 2044	300
Total senior notes	$2,000

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

Revolving Credit Facility. We maintain a $750 million senior unsecured revolving credit facility which is set to mature on February 13, 2019. The credit facility, subject to certain conditions, provides us the option to increase the commitments by up to $250 million. At both September 30, 2014 and June 30, 2014, we had no amounts outstanding under the credit facility.

Borrowings under the credit facility bear interest at a rate per annum that is comprised of a reference rate, which is generally based upon the British Bankers Association LIBOR Rate, Federal Funds Rate, or prime rate, plus an applicable margin, which varies based upon CareFusion’s debt ratings. The credit facility also requires us to pay a quarterly commitment fee to the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings. The credit facility also contain several customary covenants, all of which we were in compliance with at September 30, 2014. For additional information regarding the terms of the credit facility, refer to note 13 to the audited consolidated financial statements included in our 2014 Annual Report on Form 10-K, filed with the SEC on August 11, 2014.

The entering into of the Merger Agreement with BD on October 5, 2014 constituted an event of default under the credit facility. We have obtained a waiver for this event of default from the lenders under the credit facility.

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

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2014, we did not have any off-balance sheet arrangements and we had no material changes related to contractual obligations since June 30, 2014. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K, filed with the SEC on August 11, 2014,

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

As of September 30, 2014 and June 30, 2014, we had no forward interest rate swap derivative instruments outstanding.

As of September 30, 2014, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our five year senior unsecured revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. As of September 30, 2014, there were no outstanding amounts under our amended and restated five year senior unsecured revolving credit facility. In May 2014, we issued $1 billion aggregate principal amount of senior notes and received net proceeds of approximately $990 million. In August 2014, we used a portion of the net proceeds of the this issuance to repay upon maturity $450 million of our outstanding senior notes.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of such period.

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
ITEM 1A. RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Risks Related to Our Proposed Acquisition by Becton, Dickinson and Company
On October 5, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Becton, Dickinson and Company, a New Jersey corporation (“BD”), and Griffin Sub, Inc., a Delaware corporation and a wholly owned subsidiary of BD (“Merger Corp”), providing for, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Corp will merge with and into our company, with our company surviving as a wholly-owned subsidiary of BD (the “Merger”). In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.

For additional information related to the Merger Agreement, please refer to the Current Report on Form 8-K filed with the SEC on October 6, 2014 (the “October 6th Form 8-K”). The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the October 6th Form 8-K.

The announcement and pendency of the Merger could adversely affect our business, results of operations and financial condition.
The announcement and pendency of the Merger of our company with BD could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the proposed merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Merger. We could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are subject to putative class action lawsuits challenging the Merger.  The lawsuits seek, among other things, to enjoin the consummation of the Merger, rescission of the Merger if it is consummated, and an award of monetary damages, costs and fees.  The costs, delay and management resources associated with litigation related to the Merger could adversely affect our business, results of operations and financial condition.

We are also subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell, transfer or license our assets, amend our organizational documents, and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, results of operations and financial condition.

Failure to complete the proposed merger could adversely affect our business and the market price of our common stock.
There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including, among other things, the approval of the Merger Agreement and the Merger by the holders of a majority of our outstanding shares of common stock, and certain other customary conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. We are subject to putative class action lawsuits challenging the Merger, which seek, among other things, to enjoin the consummation of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by our company to enter into an agreement for a “superior proposal”. If the Merger Agreement is terminated, we may be required to pay BD an amount equal to fifty percent of BD’s out-of-pocket expenses incurred in connection with the Merger Agreement and the Merger and in certain other circumstances, we may be required to pay BD a termination fee of $367 million. If the Merger is not consummated, our stock price will likely decline as our stock has recently traded based on the proposed per share price for the Merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our company’s purchases of equity securities during the quarter ended September 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Program[1,2]
July 1 - 31, 2014	1,971,250	$44.74	1,971,250	$85
August 1 - 31, 2014	343,904	43.39	343,904	820
September 1 - 30, 2014	—	—	—	820
Total	2,315,154	44.54	2,315,154	$820
________________

1 During the quarter ended September 30, 2014, we repurchased a total of 2.3 million shares under our share repurchase programs for an aggregate of $103 million (excluding commissions and fees). From October 1, 2014 through the date of this filing, we did not repurchase additional shares. Includes the new share repurchase program for the repurchase of up to $750 million of our common stock which was announced in August 2014.
2 Dollars in millions.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of October 5, 2014, among CareFusion Corporation, Becton, Dickinson and Company and Griffin Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 6, 2014, File No. 1-34273).

10.1	Form of Nonqualified Stock Option Agreement, as amended effective August 2014, under the CareFusion Corporation 2009 Long-Term Incentive Plan.*

10.2	Form of Performance Stock Units Agreement, as amended effective August 2014, under the CareFusion Corporation 2009 Long-Term Incentive Plan.*

10.3	Form of Restricted Stock Units Agreement (Officers), as amended effective August 2014, under the CareFusion Corporation 2009 Long-Term Incentive Plan.*

10.4	Form of Restricted Stock Units Agreement (Multi-year vest), as amended effective August 2014, under the CareFusion Corporation 2009 Long-Term Incentive Plan.*

10.5	Form of Restricted Stock Units Agreement (Directors), as amended effective October 2014, under the CareFusion Corporation 2009 Long-Term Incentive Plan.*

10.6	CareFusion Corporation Executive Change in Control Severance Plan, as amended and restated effective October 5, 2014.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREFUSION CORPORATION

Date: November 7, 2014	By:	/s/ James F. Hinrichs
James F. Hinrichs,
Chief Financial Officer
(Principal financial officer and duly authorized signatory)