Form 10-Q
period 2014-12-31
CAREFUSION Corp
filed 2015-02-06
CIK 1457543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, as of January 28, 2015 was 204,279,051.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2014	2013	2014	2013
Revenue	$1,069	$922	$1,991	$1,752
Cost of Products Sold	534	456	999	863
Gross Profit	535	466	992	889
Selling, General and Administrative Expenses	279	257	544	505
Research and Development Expenses	49	47	98	95
Restructuring and Acquisition Integration Charges	32	10	51	21
Share of Net (Earnings) Loss of Equity Method Investee	(3)	—	(5)	—
Operating Income	178	152	304	268
Interest Expense and Other, Net	26	21	54	41
Income Before Income Tax	152	131	250	227
Provision (Benefit) for Income Tax	(21)	34	1	52
Net Income	$173	$97	$249	$175
PER SHARE AMOUNTS:
Basic Earnings per Common Share:
Basic Earnings per Common Share	$0.85	$0.46	$1.22	$0.83
Diluted Earnings per Common Share:
Diluted Earnings per Common Share	$0.83	$0.45	$1.20	$0.81
Weighted-Average Number of Common Shares Outstanding:
Basic	204.1	210.5	204.1	212.2
Diluted	207.3	213.7	207.2	215.5
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2014	2013	2014	2013
Net Income	$173	$97	$249	$175
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	(38)	2	(91)	19
Unrealized Loss on Minimum Pension Liability	—	—	(1)	—
Unrealized Gain on Derivatives	—	7	—	11
Comprehensive Income, Net of Tax	$135	$106	$157	$205
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except per share data)	December 31, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,846	$2,303
Trade Receivables, Net	517	574
Current Portion of Net Investment in Sales-Type Leases	228	290
Inventories, Net	503	441
Prepaid Expenses	34	29
Other Current Assets	147	84
Total Current Assets	3,275	3,721
Property and Equipment, Net	435	448
Net Investment in Sales-Type Leases, Less Current Portion	1,009	970
Goodwill	3,312	3,311
Intangible Assets, Net	972	1,016
Investments in Unconsolidated Entities	104	99
Other Assets	91	90
Total Assets	$9,198	$9,655
LIABILITIES AND EQUITY
Current Liabilities:
Current Portion of Long-Term Obligations and Other Short-Term Borrowings	$4	$454
Accounts Payable	177	206
Deferred Revenue	100	95
Accrued Compensation and Benefits	168	194
Other Accrued Liabilities	244	246
Total Current Liabilities	693	1,195
Long-Term Obligations, Less Current Portion	1,988	1,990
Deferred Income Taxes	610	607
Other Liabilities	400	473
Total Liabilities	3,691	4,265
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock (50.0 Authorized Shares; $.01 Par Value) Issued – None	—	—
Common Stock (1,200.0 Authorized Shares; $.01 Par Value) Issued – 236.6 and 234.5 shares at December 31, 2014 and June 30, 2014, respectively	2	2
Treasury Stock, at cost, 32.4 and 30.1 shares at December 31, 2014 and June 30, 2014, respectively	(1,185)	(1,082)
Additional Paid-In Capital	5,111	5,048
Retained Earnings	1,714	1,465
Accumulated Other Comprehensive Loss	(135)	(43)
Total Stockholders’ Equity	5,507	5,390
Total Liabilities and Stockholders’ Equity	$9,198	$9,655
See accompanying notes to unaudited condensed consolidated financial statements

CAREFUSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
(in millions)	2014	2013
Cash and Cash Equivalents at July 1	$2,303	$1,798
Cash Flows from Operating Activities:
Net Income	249	175
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	99	93
Other Non-Cash Items	52	56
Change in Operating Assets and Liabilities, Excluding Impact of Acquired Assets and Assumed Liabilities:
Trade Receivables	53	15
Inventories	(60)	(9)
Net Investment in Sales-Type Leases	22	59
Accounts Payable	(30)	(13)
Other Accrued Liabilities and Operating Items, Net	(179)	(79)
Net Cash Provided by Operating Activities	206	297
Cash Flows from Investing Activities:
Cash Paid for Acquisitions, Net of Cash Received	(37)	(501)
Additions to Property and Equipment	(49)	(37)
Other Investing Activities	(4)	(1)
Net Cash Used in Investing Activities	(90)	(539)
Cash Flows from Financing Activities:
Repayment of Current Portion of Long-Term Obligations	(452)	(1)
Share Repurchase Programs	(111)	(301)
Proceeds from Stock Option Exercises	34	51
Other Financing Activities	(2)	(8)
Net Cash Used in Financing Activities	(531)	(259)
Effect of Exchange Rate Changes on Cash	(42)	12
Net Decrease in Cash and Cash Equivalents	(457)	(489)
Cash and Cash Equivalents at December 31, Attributable to Net Income	$1,846	$1,309
Non-Cash Investing and Financing Activities:
Asset Acquired by Entering into Capital Lease	$—	$4
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
New Accounting Pronouncements

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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. PROPOSED MERGER WITH BECTON, DICKINSON AND COMPANY
On October 5, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Becton, Dickinson and Company, a New Jersey corporation (“BD”), and Griffin Sub, Inc., a Delaware corporation and wholly owned subsidiary of BD (“Merger Corp”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Corp will merge with and into our company, with our company surviving as a wholly-owned subsidiary of BD (the “Merger”). In the Merger, holders of our common stock will receive (i) $49.00 in cash, without interest and (ii) 0.0777 of a share of common stock, par value $1.00 per share, of BD. Completion of the Merger is subject to customary closing conditions, including, among others, (1) the adoption of the Merger Agreement by our stockholders, (2) declaration of the effectiveness by the Securities and Exchange Commission (the “SEC”) of the Registration Statement on Form S-4 filed by BD in connection with the registration of the shares of BD Stock to be issued in the Merger, (3) approval for listing on the New York Stock Exchange of the BD Stock to be issued in the Merger, (4) obtaining antitrust approvals in the United States and Europe, (5) subject to certain exceptions, the accuracy of the representations and warranties in the Merger Agreement and (6) material compliance with the obligations under the Merger Agreement.

As of the date hereof, several of the closing conditions have been satisfied.  On December 17, 2014, the SEC declared effective the Registration Statement on Form S-4 filed by BD, and on January 21, 2015, our stockholders voted to adopt the Merger Agreement.  In addition, the closing condition related to antitrust approval in the United States was satisfied on November 19, 2014, when the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended expired.

For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on October 6, 2014 (the “October 6th Form 8-K”) and our definitive proxy statement related to the Merger filed with the SEC on December 19, 2014, and additional proxy materials filed with the SEC on January 5, 2015. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the October 6th Form 8-K.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. ACQUISITIONS
Acquisition of Vital Signs. On November 18, 2013, we announced the signing of a definitive agreement to acquire the Vital Signs business of General Electric Company’s Healthcare division (“Vital Signs”) for $500 million. Vital Signs is a leading manufacturer of single-use consumables for respiratory care and anesthesiology, and also markets products for temperature management and patient monitoring consumables. On December 30, 2013, we acquired the outstanding equity of certain entities included within the Vital Signs business and other business assets and liabilities in the U.S., China and certain other geographies using approximately $473 million of cash on hand. In March 2014, we completed additional closings for various countries using approximately $17 million of cash on hand. During the six months ended December 31, 2014, we completed the closing of the Vital Signs business in Germany, using approximately $8 million of cash on hand. The payment of purchase prices in connection with each closing is subject to customary closing conditions and regulatory review. The results of operations of all closings completed as of December 31, 2014, for the Vital Signs transaction are included in the Procedural Solutions segment.

The transaction has been accounted for as a business combination and requires, among other things, that assets acquired and liabilities assumed are recognized at their fair values as of the acquisition date.

Based on our estimate for the net working capital adjustment, and net of cash and cash equivalents acquired, we determined a net purchase price associated with the fiscal year 2014 and the fiscal year 2015 closings, as set forth below. The following table summarizes the assignment of the net purchase price to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in these closings, based on their estimated fair values at the applicable acquisition date. Balances are reflected in the accompanying condensed consolidated balance sheets as of December 31, 2014.

(in millions)	Fiscal Year 2014 Closings	Fiscal Year 2015 Closings
Cash Paid	$492	$10
Cash and Cash Equivalents Acquired, Net of Net Working Capital Adjustments	(2)	—
Net Purchase Price	$490	$10

(in millions)	Fiscal Year 2014 Closings	Fiscal Year 2015 Closings
Trade Receivables	$19	$—
Inventories	40	7
Other Current Assets	13	—
Property and Equipment	37	—
Intangible Assets	298	—
Goodwill	230	3
Current Liabilities and Borrowings	(41)	—
Deferred Income Taxes	(101)	—
Other Long-Term Liabilities	(5)	—
Net Assets Acquired	$490	$10

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

For the quarter and six months ended December 31, 2014, revenue associated with Vital Signs was $70 million and $138 million, respectively. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our unaudited condensed consolidated financial statements.

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

(in millions)	December 31, 2014	June 30, 2014
Equity Method Investments
Cost	$87	$87
Share of Net Earnings of Equity Method Investee	7	3
Carrying Value of Equity Method Investments	$94	$90
Cost Method Investments
Carrying Value of Cost Method Investments	$10	$9
Total Investments in Unconsolidated Entities	$104	$99

As of December 31, 2014, our equity method investments consisted primarily of our investment in Caesarea Medical Electronics Ltd. (“CME”), a global infusion pump manufacturer. CME, headquartered in Israel, designs, manufactures and markets a range of infusion and syringe pumps as well as related accessories and disposable administration sets for both homecare and hospital settings. We completed this investment transaction in March 2014 and received a 40 percent non-controlling equity interest in CME for approximately $86 million, which we funded with existing cash on hand. CME continues to operate independently from us. Additionally, we have the right to increase our ownership percentage by purchasing an additional 40 percent equity interest of CME (“Call Option”), exercisable any time before March 2017. The seller also has the right to require CareFusion to acquire the remaining 60 percent of CME (“Put Option”), which is exercisable only upon certain conditions, one of which is if we fail to exercise our Call Option. The Call Option and Put Option were deemed to be freestanding financial instruments. The Call Option does not meet the definition of a derivative and the Put Option's fair value is not significant. The Company determined that CME did not meet the definition of a Variable Interest Entity (“VIE”).

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. EARNINGS PER SHARE
For the quarters and six months ended December 31, 2014 and 2013, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.
The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters and six months ended December 31, 2014 and 2013:

	Quarters Ended December 31,		Six Months Ended December 31,
(shares in millions)	2014	2013	2014	2013
Denominator for Basic Earnings per Share	204.1	210.5	204.1	212.2
Effect of Dilutive Securities:
Stock Options	2.3	2.1	2.1	2.1
Restricted Stock Units and Performance Stock Units	0.9	1.1	1.0	1.2
Denominator for Diluted Earnings per Share - Adjusted for Dilutive Securities	207.3	213.7	207.2	215.5
The potentially dilutive stock options, restricted stock units and performance stock units that would have been excluded because the effect would have been antidilutive for the quarters and six months ended December 31, 2014 were 0.0 million and 0.4 million, respectively, as compared to 2.0 million and 1.7 million for the quarter and six months ended December 31, 2013, respectively. Basic and diluted earnings per share amounts are computed independently in the unaudited condensed consolidated statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.

From time to time, our Board of Directors authorizes share repurchase programs for the repurchase of our common stock through open market and private transactions. The manner and pace of our repurchases under these programs is based on market conditions and other relevant factors. As a result of the proposed merger with BD, we have suspended repurchases of our common stock under our share repurchase programs.

In August 2013, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $750 million of our common stock. We have repurchased a total of 16.9 million shares of our common stock under this program for an aggregate of $680 million (excluding commissions and fees). Under this program, we repurchased a total of 2.3 million shares for an aggregate of $103 million (excluding commissions and fees) during the quarter ended September 30, 2014. We did not repurchase any shares under this program during the quarter ended December 31, 2014.

In August 2014, our Board of Directors authorized the repurchase of an additional $750 million of our common stock through June 2016. We have not repurchased any shares under this program.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. RESTRUCTURING AND ACQUISITION INTEGRATION CHARGES
Restructuring liabilities are measured at fair value and recognized as incurred. Acquisition integration charges are expensed as incurred.
The following is a summary of restructuring and acquisition integration charges for the quarters and six months ended December 31, 2014 and 2013:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2014	2013	2014	2013
Restructuring Charges	$7	$10	$17	$21
Acquisition Integration Charges	25	—	34	—
Total Restructuring and Acquisition Integration Charges	$32	$10	$51	$21
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
The following tables include information regarding our current restructuring programs:

	Six Months Ended December 31, 2014
(in millions)	Accrued at June 30, 2014[1]	Accrued Costs	Cash Payments	Accrued at December 31, 2014[1]
Total Restructuring Programs	$10	$17	$(19)	$8
________________
1 Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.

	Six Months Ended December 31, 2013
(in millions)	Accrued at June 30, 2013[1]	Accrued Costs	Cash Payments	Accrued at December 31, 2013[1]
Total Restructuring Programs	$7	$21	$(14)	$14
________________
1 Included within “Other Accrued Liabilities” in the unaudited condensed consolidated balance sheets.

The following table segregates our restructuring charges into our reportable segments for the quarters and six months ended December 31, 2014 and 2013:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2014	2013	2014	2013
Medical Systems	$3	$6	$10	$13
Procedural Solutions	4	4	7	8
Total Restructuring Charges	$7	$10	$17	$21

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition Integration Charges
Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the quarter and six months ended December 31, 2014 were primarily costs related to the proposed merger with BD consisting of legal, advisory, and related transaction fees. For the quarter and six months, acquisition integration charges also include integration charges related to the acquisition of Vital Signs.

Certain restructuring and acquisition costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when they occur.

NOTE 7. INVENTORIES
Inventories, accounted for at the lower of cost or market on a first-in, first-out basis, consisted of the following:

(in millions)	December 31, 2014	June 30, 2014
Raw Materials	$170	$154
Work-in-Process	26	26
Finished Goods	307	261
Inventories, Net	$503	$441

The allowance for excess and obsolete inventories was $51 million and $52 million at December 31, 2014 and June 30, 2014, respectively.

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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in the allowance for credit losses on financing receivables for the six months ended December 31, 2014, consisted of the following:

(in millions)
Balance of allowance for credit losses at June 30, 2014	$6
Charge-offs	(1)
Recoveries	—
Provisions	1
Balance of allowance for credit losses at December 31, 2014	$6
The following table summarizes the credit losses and recorded investment in sales-type leases as of December 31, 2014:

(in millions)
Allowance for credit losses:
Balance at December 31, 2014	$6
Balance: individually evaluated for impairment	$2
Balance: collectively evaluated for impairment	$4
Net Investment in Sales-Type Leases:
Balance at December 31, 2014	$1,237
Balance: individually evaluated for impairment	$2
Balance: collectively evaluated for impairment	$1,235

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Total
Balance at June 30, 2014	$3,311
Goodwill Acquired, Net of Purchase Price Adjustments	20
Foreign Currency Translation Adjustments	(19)
Balance at December 31, 2014	$3,312
As of December 31, 2014, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,095 million and $1,217 million, respectively. As of June 30, 2014, goodwill for the Medical Systems segment and the Procedural Solutions segment was $2,107 million and $1,204 million, respectively. The amount set forth above for goodwill acquired reflects the impact of business acquisitions. See note 3 for further information.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets
Intangible assets with definite lives are amortized over their useful lives which range from 3 to 20 years. The detail of intangible assets by class is as follows:

(in millions)	Weighted Average Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
December 31, 2014
Unamortized Intangibles:
Trademarks	Indefinite	$307	$—	$307
Total Unamortized Intangibles		307	—	307
Amortized Intangibles:
Trademarks and Patents	10	101	56	45
Developed Technology	10	444	260	184
Customer Relationships	18	740	320	420
Other	6	60	44	16
Total Amortized Intangibles	14	1,345	680	665
Total Intangibles		$1,652	$680	$972
June 30, 2014
Unamortized Intangibles:
Trademarks	Indefinite	$307	$—	$307
Total Unamortized Intangibles		307	—	307
Amortized Intangibles:
Trademarks and Patents	10	100	55	45
Developed Technology	10	451	245	206
Customer Relationships	18	741	304	437
Other	7	61	40	21
Total Amortized Intangibles	14	1,353	644	709
Total Intangibles		$1,660	$644	$1,016

Amortization expense is as follows:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2014	2013	2014	2013
Amortization Expense	$22	$18	$44	$37
Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2015	2016	2017	2018	2019
Amortization Expense	$88	$84	$77	$67	$45

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The summary of activity of comprehensive income (loss) for the quarter and six months ended December 31, 2014 and 2013, is as follows:

	Quarter Ended December 31, 2014			Six Months Ended December 31, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
(in millions)
Foreign Currency Translation Adjustments:
Translation Adjustments Arising During the Period	$(38)	$—	$(38)	$(92)	$1	$(91)
Reclassification Adjustments Recognized in Net Income	—	—	—	—	—	—
Net Foreign Currency Translation Adjustments	(38)	—	(38)	(92)	1	(91)
Minimum Pension Liability:
Net Loss on Minimum Pension Liability Arising During the Period	—	—	—	(1)	—	(1)
Reclassification Adjustments Recognized in Net Income	—	—	—	—	—	—
Net Loss on Minimum Pension Liability	—	—	—	(1)	—	(1)
Total Other Comprehensive Income (Loss)	$(38)	$—	$(38)	$(93)	$1	$(92)

	Quarter Ended December 31, 2013			Six Months Ended December 31, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
(in millions)
Foreign Currency Translation Adjustments:
Translation Adjustments Arising During the Period	$2	$—	$2	$21	$(2)	$19
Reclassification Adjustments Recognized in Net Income	—	—	—	—	—	—
Net Foreign Currency Translation Adjustments	2	—	2	21	(2)	19
Interest Rate Swaps:
Unrealized Gain (Loss) Arising During the Period	11	(4)	7	18	(7)	11
Reclassification Adjustment Recognized in Net Income	—	—	—	—	—	—
Net Gain (Loss) on Interest Rate Swaps	11	(4)	7	18	(7)	11
Total Other Comprehensive Income (Loss)	$13	$(4)	$9	$39	$(9)	$30
Reclassification adjustment gains and losses are included in the unaudited condensed consolidated statements of income in
“Interest Expense and Other, Net”.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. BORROWINGS
Borrowings consisted of the following:

(in millions)	December 31, 2014	June 30, 2014
Senior Notes due 2014, 5.125% Less Unamortized Discount of $0.0 million at December 31, 2014 and $0.1 million at June 30, 2014, Effective Rate 5.360%	$—	$450
Senior Notes due 2019, 6.375% Less Unamortized Discount of $8.6 million at December 31, 2014 and $9.4 million at June 30, 2014, Effective Rate 6.601%	691	691
Senior Notes due 2023, 3.300% Less Unamortized Discount of $1.9 million at December 31, 2014 and $2.0 million at June 30, 2014, Effective Rate 3.311%	298	298
Senior Notes due 2017, 1.450% Less Unamortized Discount of $1.4 million at December 31, 2014 and $1.7 million at June 30, 2014, Effective Rate 1.498%	299	298
Senior Notes due 2024, 3.875% Less Unamortized Discount of $3.1 million at December 31, 2014 and $3.2 million at June 30, 2014, Effective Rate 3.895%	397	397
Senior Notes due 2044, 4.875% Less Unamortized Discount of $4.6 million at December 31, 2014 and $4.7 million at June 30, 2014, Effective Rate 4.919%	295	295
Euro Denominated Debt, Interest Averaging 3.52% at both December 31, 2014 and June 30, 2014, Due in Varying Installments through 2020	8	10
Other Obligations; Interest Averaging 8.86% at December 31, 2014 and 8.07% at June 30, 2014, Due in Varying Installments through 2017	4	5
Total Borrowings	1,992	2,444
Less: Current Portion	4	454
Long-Term Portion	$1,988	$1,990

Senior Unsecured Notes. We have outstanding unsecured senior obligations, including those indicated as “Senior Notes” in the borrowings table above (collectively, the “Senior Notes”). The Senior Notes are unsecured obligations and the discount on sale of the Senior Notes is amortized to interest expense utilizing the effective interest rate method. The indentures under which the Senior Notes were issued contain customary covenants, all of which we were in compliance with at December 31, 2014. We use the net proceeds from the sale of these Senior Notes for general corporate purposes, which include the repayment of our existing indebtedness.

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

Euro Denominated Debt. In connection with our acquisition of Rowa in August 2011, we assumed a 9 million Euro debt facility comprised of four tranches with annual interest rates ranging from 2.65% to 3.75%. These loans are subject to certain customary covenants and payable in quarterly or semi-annual installments, with the final payment due in September 30, 2020. The aggregate outstanding balance on these loans was $8 million and $10 million at December 31, 2014 and June 30, 2014, respectively.

Revolving Credit Facility. We maintain a $750 million senior unsecured revolving credit facility which is set to mature on February 13, 2019. The credit facility, subject to certain conditions, provides us the option to increase the commitments by up to $250 million.  At both December 31, 2014 and June 30, 2014, we had no amounts outstanding under the credit facility.

Borrowings under the credit facility bear interest at a rate per annum that is comprised of a reference rate, which is generally based upon the British Bankers Association LIBOR Rate, Federal Funds Rate, or prime rate, plus an applicable margin, which varies based upon CareFusion’s debt ratings. The credit facility also requires us to pay a quarterly commitment fee to

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings. The credit facility also contains several customary covenants, all of which we were in compliance with at December 31, 2014. While entering into the Merger Agreement constituted an event of default under the credit facility, we obtained a waiver for this event of default from the lenders under the credit facility. For additional information regarding the terms of the credit facility, refer to note 13 to the audited consolidated financial statements included in our 2014 Annual Report on Form 10-K, filed with the SEC on August 11, 2014.

Other Borrowings. We maintain other borrowings that consist primarily of additional notes, loans and capital leases, which totaled $4 million and $5 million at December 31, 2014 and June 30, 2014, respectively. Obligations related to capital leases are secured by the underlying assets.

Letters of Credit and Bank Guarantees. At December 31, 2014 and June 30, 2014, we had $20 million and $23 million, respectively, of letters of credit and bank guarantees outstanding.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. INCOME TAXES
The effective tax rate was -14.1% and 0.4% for the quarter and six months ended December 31, 2014, respectively, as compared to 26.0% and 22.8% for the quarter and six months ended December 31, 2013, respectively.

The difference between the effective tax rate for the quarter and six months ended December 31, 2014, and the U.S. federal statutory rate of 35% is attributable to the favorable impact of settlements with tax authorities, the remeasurement of prior year uncertain tax benefits, and foreign earnings taxed at less than the U.S. statutory rate partially offset by unfavorable adjustments related to the United States taxation of certain foreign earnings as Subpart F income.

During the quarter ended December 31, 2010, we received an IRS Revenue Agent’s Report for fiscal years 2006 and 2007 that included Notices of Proposed Adjustment for additional taxes related to transfer pricing arrangements between foreign and domestic subsidiaries. Additionally, during the quarter ended September 30, 2014, we received an IRS Revenue Agent’s Report for fiscal years 2008 and 2009 that included Notices of Proposed Adjustment for additional taxes related to certain foreign earnings. We and Cardinal Health disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and the valuations underlying such adjustments and intend to vigorously contest them. The tax matters agreement that we entered into with Cardinal Health in connection with the spinoff generally provides that the control of audit proceedings and payment of any additional liability related to our business is our responsibility. We are currently before the IRS Appeals office for fiscal years 2006 and 2007, and continue to engage in substantive discussions related to these fiscal years. We expect to appeal the Notices of Proposed Adjustment for fiscal years 2008 and 2009.

During the quarter ended December 31, 2014, we entered into a settlement with the IRS in connection with an IRS Revenue Agent’s Report for the short period September 1, 2009 through June 30, 2010 that included Notices of Proposed Adjustment for additional taxes related to various matters. As a part of the settlement, we agreed to pay $4 million ($3 million, net of tax) including $1 million of interest to resolve certain matters included in the Notices of Proposed Adjustment. As a result of this settlement, we remeasured prior year uncertain tax benefits which resulted in a $54 million benefit, the impact of which is included in our financial results for the quarter ended December 31, 2014. The IRS Revenue Agent’s Report for the short period September 1, 2009, through June 30, 2010 included Notices of Proposed Adjustment for additional taxes related to certain foreign earnings. We disagree with the IRS regarding its application of the United States Treasury regulations to the arrangements under review and we expect to appeal this Notice of Proposed Adjustment.

We are currently subject to IRS audits for fiscal years 2011 through 2013.

It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, other activity, or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate. The majority of this possible change relates to issues involving transfer pricing among our subsidiaries. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, we believe that the total amount of unrecognized tax benefits may decrease in an amount up to $100 million a portion of which, if recognized upon audit settlement, statute expiration, or other activity, would affect the 2015 effective tax rate.

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
We cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of December 31, 2014, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no reserves associated with compliance with the amended consent decree.

Other Matters. In addition to the matters described above, we also become involved in other litigation and regulatory matters incidental to our business. These matters arise in the ordinary course and conduct of our business, and at times, as a result of our mergers, acquisitions and divestitures. They include, but are not limited to, product liability claims, employment matters, commercial disputes, intellectual property matters, inclusion as a potentially responsible party for environmental clean-up costs, and employment matters. As a result of the proposed Merger with BD, we are also subject to putative class action lawsuits in Delaware and California challenging the proposed merger transaction. On December 31, 2014, we entered into a memorandum of understanding providing for the settlement of the Delaware actions. If the proposed settlement is finally approved by the Delaware Court of Chancery, it will release all claims in all actions, including the Delaware actions and California actions, that were or could have been brought challenging any aspect of the proposed merger or the merger agreement and any disclosure made in connection therewith (excluding any demand for appraisal under Section 262 of the General Corporation Law of the State of Delaware). The impact of the settlements is not expected to be material to our consolidated financial statements.

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

We had no derivatives designated as hedging instruments as of December 31, 2014 and June 30, 2014.

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

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No foreign currency forward contracts were outstanding at December 31, 2014 and June 30, 2014.
No interest rate swap contracts were outstanding at December 31, 2014 and June 30, 2014.
The amounts reclassified from AOCI to the consolidated statements of income related to the interest rate swaps, which were settled in May 2014, were not material for the quarters and six months ended December 31, 2014 and 2013.
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
The following table summarizes the notional amount of the fair value hedges outstanding as of December 31, 2014 and June 30, 2014:

(in millions)	December 31, 2014	June 30, 2014
Foreign Currency Forward Contracts	$77	$60
The following table summarizes the gain (loss) recognized in earnings for fair value hedges outstanding for the quarters and six months ended December 31, 2014 and 2013:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(in millions)	2014	2013	2014	2013
Foreign Currency Forward Contracts	$2	$—	$4	$(2)

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value as of December 31, 2014 and June 30, 2014:

	As of December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,494	$1,494	$—	$—
Other Investments	28	24	4	—
Total Financial Assets	$1,522	$1,518	$4	$—
Financial Liabilities:
Contingent Consideration	$2	$—	$—	$2
Total Financial Liabilities	$2	$—	$—	$2

	As of June 30, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash Equivalents	$1,988	$1,988	$—	$—
Other Investments	25	22	3	—
Total Financial Assets	$2,013	$2,010	$3	$—
Financial Liabilities:
Contingent Consideration	$8	$—	$—	$8
Total Financial Liabilities	$8	$—	$—	$8
The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less from the original purchase date. The other investments balance includes investments in mutual funds classified as “Other Assets” in the unaudited condensed consolidated balance sheets, all related to our deferred compensation plan. Both the cash equivalents and other investments classified as Level 1 were valued based on quoted market prices for identical instruments. Assets classified as Level 2 relate to a portion of other investments not classified as Level 1. The fair value of other investments classified as Level 2 is determined based on quoted market prices for similar instruments or observable inputs other than quoted market prices. The amount of assets classified as Level 3 at December 31, 2014 and June 30, 2014 were not material. Liabilities classified as Level 3 relate to business combination contingent consideration arrangements and are recorded within either “Other Accrued Liabilities” or “Other Liabilities” in the unaudited condensed consolidated balance sheets based on the timing of the associated underlying payments. The corresponding purchase agreements require future payments based on the achievement of certain post-combination performance metrics of the acquired businesses, such as net revenues, gross profit, or date of first commercial sale and are summarized in the table below for the quarter ended December 31, 2014.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in liabilities classified as contingent consideration:

(in millions)	Total
Future Gross Expected Payments at June 30, 2014	$16
Carrying Value at June 30, 2014	$8
Acquisition Date Fair Value of Contingent Consideration	2
Change in Fair Value Included in Expense	(8)
Payments	—
Carrying Value at December 31, 2014	$2
Future Gross Expected Payments at December 31, 2014	$2
Other Instruments. The estimated fair value of our long-term obligations and other short-term borrowings was $2,145 million and $2,588 million as of December 31, 2014 and June 30, 2014, respectively, as compared to the net carrying amounts of $1,992 million and $2,444 million at December 31, 2014 and June 30, 2014, respectively. The fair value of our senior notes at December 31, 2014 and June 30, 2014 was based on quoted market prices, which involved the use of Level 1 inputs. The fair value of the other obligations at December 31, 2014 and June 30, 2014, was based on the quoted market prices for either the same or similar debt, which involved the use of observable Level 2 inputs. The fair value of the Rowa debt facility at December 31, 2014 and June 30, 2014 were determined using a discounted cash flow analysis, which approximated its carrying value. We considered the interest rates of European instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs. See note 11 for further information.
NOTE 16. PRODUCT WARRANTIES
We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

The tables below summarize the changes in the carrying amount of the liability for product warranties for the quarters ended December 31, 2014 and 2013:

(in millions)
Balance at June 30, 2014	$16
Warranty Accrual	8
Warranty Claims Paid	(6)
Adjustments to Preexisting Accruals	(2)
Balance at December 31, 2014	$16

(in millions)
Balance at June 30, 2013	$18
Warranty Accrual	5
Warranty Claims Paid	(4)
Adjustments to Preexisting Accruals	(4)
Balance at December 31, 2013	$15
As of December 31, 2014 and 2013, approximately $2 million and $4 million, respectively, of the ending liability balances related to accruals for product recalls.

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

We evaluate the performance of our operating segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, SG&A expenses, research and development expenses and restructuring and acquisition integration charges. With the exception of testing for goodwill impairment, we do not identify or allocate assets by operating segment; accordingly, certain segment related disclosures with respect to assets have been omitted. See note 9.

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about our reportable segments for the quarters ended December 31, 2014 and 2013:

(in millions)	Medical Systems	Procedural Solutions	Total
December 31, 2014:
External Revenues	$645	$424	$1,069
Depreciation and Amortization	28	22	50
Operating Income	125	53	178
December 31, 2013:
External Revenues	$587	$335	$922
Depreciation and Amortization	32	15	47
Operating Income	109	43	152

The following table presents information about our reportable segments for the six months ended December 31, 2014 and 2013:

(in millions)	Medical Systems	Procedural Solutions	Total
December 31, 2014:
External Revenues	$1,173	$818	$1,991
Depreciation and Amortization	56	43	99
Operating Income	209	95	304
December 31, 2013:
External Revenues	$1,111	$641	$1,752
Depreciation and Amortization	64	29	93
Operating Income	183	85	268

The following table presents revenue and net property and equipment by geographic area:

	Revenue				Property and Equipment, Net
	Quarters Ended December 31,		Six Months Ended December 31,		As of December 31,	As of June 30,
(in millions)	2014	2013	2014	2013	2014	2014
United States	$811	$709	$1,506	$1,358	$322	$329
International	258	213	485	394	113	119
Total	$1,069	$922	$1,991	$1,752	$435	$448

CAREFUSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the revenue information for select business lines within each of the segments for the quarters and six months ended December 31, 2014 and 2013:

	Quarters Ended December 31,		Six Months Ended December 31,
(in millions)	2014	2013	2014	2013
Medical Systems
Dispensing Technologies	$264	$236	$489	$447
Infusion Systems	269	247	482	466
Respiratory Technologies	106	96	191	184
Other	6	8	11	14
Total Medical Systems	$645	$587	$1,173	$1,111
Procedural Solutions
Infection Prevention	$180	$168	$347	$317
Medical Specialties	96	89	187	178
Specialty Disposables	148	78	284	146
Total Procedural Solutions	$424	$335	$818	$641
Total CareFusion	$1,069	$922	$1,991	$1,752

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

Overview

Proposed Merger with Becton, Dickinson and Company
On October 5, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Becton, Dickinson and Company, a New Jersey corporation (“BD”), and Griffin Sub, Inc., a Delaware corporation and wholly owned subsidiary of BD (“Merger Corp”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Corp will merge with and into our company, with our company surviving as a wholly-owned subsidiary of BD (the “Merger”). In the Merger, holders of our common stock will receive (i) $49.00 in cash, without interest and (ii) 0.0777 of a share of common stock, par value $1.00 per share, of BD. Completion of the Merger is subject to customary closing conditions, including, among others, (1) the adoption of the Merger Agreement by our stockholders, (2) declaration of the effectiveness by the Securities and Exchange Commission (the “SEC”) of the Registration Statement on Form S-4 filed by BD in connection with the registration of the shares of BD Stock to be issued in the Merger, (3) approval for listing on the New York Stock Exchange of the BD Stock to be issued in the Merger, (4) obtaining antitrust approvals in the United States and Europe, (5) subject to certain exceptions, the accuracy of the representations and warranties in the Merger Agreement and (6) material compliance with the obligations under the Merger Agreement.

As of the date hereof, several of the closing conditions have been satisfied.  On December 17, 2014, the SEC declared effective the Registration Statement on Form S-4 filed by BD, and on January 21, 2015, our stockholders voted to adopt the Merger Agreement.  In addition, the closing condition related to antitrust approval in the United States was satisfied on November 19, 2014, when the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended expired.

For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on October 6, 2014 (the “October 6th Form 8-K”) and our definitive proxy statement related to the Merger filed with the SEC on December 19, 2014, and additional definitive proxy materials filed with the SEC on January 5, 2015. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the October 6th Form 8-K. Our stockholders are urged to read all relevant documents filed with the SEC because they will contain important information about the proposed transaction. Investors and security holders are able to obtain the documents (once available) free of charge at the SEC’s web site, http://www.sec.gov, or for free by contacting CareFusion’s Investor Relations department by e-mail at ir@carefusion.com or by phone at (858) 617-4621.

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

Consolidated Results of Operations
Quarter Ended December 31, 2014 Compared to the Quarter Ended December 31, 2013
Below is a summary of results of operations and a more detailed discussion of results for the quarters ended December 31, 2014 and 2013:

	Quarters Ended December 31,
(in millions)	2014	2013	Change
Revenue	$1,069	$922	$147
Cost of Products Sold	534	456	78
Gross Profit	535	466	69
Selling, General and Administrative Expenses	279	257	22
Research and Development Expenses	49	47	2
Restructuring and Acquisition Integration Charges	32	10	22
Share of Net (Earnings) Loss of Equity Method Investee	(3)	—	(3)
Operating Income	178	152	26
Interest Expense and Other, Net	26	21	5
Income Before Income Taxes	152	131	21
Provision (Benefit) for Income Taxes	(21)	34	(55)
Net Income	$173	$97	$76
Revenue
The following table presents the revenue information for select business lines within each of our reportable segments for the quarters ended December 31, 2014 and 2013:

	Quarters Ended December 31,
(in millions)	2014	2013	Change
Medical Systems
Dispensing Technologies	$264	$236	$28
Infusion Systems	269	247	22
Respiratory Technologies	106	96	10
Other	6	8	(2)
Total Medical Systems	$645	$587	$58
Procedural Solutions
Infection Prevention	$180	$168	$12
Medical Specialties	96	89	7
Specialty Disposables	148	78	70
Total Procedural Solutions	$424	$335	$89
Total CareFusion	$1,069	$922	$147

Revenue in our Medical Systems segment increased 10% to $645 million for the quarter ended December 31, 2014, compared to the prior fiscal year. The increase was primarily a result of growth in the Dispensing Technologies and Infusion Systems business lines. Revenue in the Dispensing Technologies business line increased $28 million to $264 million, primarily due to increased sales associated with the continued launch of a new product release in our Pyxis product line and increased international sales associated with our Rowa product line. Revenue in the Infusion Systems business line increased $22 million to $269 million, as a result of higher consumption of dedicated disposable infusion sets in the U.S. and strong capital sales globally. Revenue in the Respiratory Technologies business line increased by $10 million to $106 million, as a result of higher sales in the U.S.

Revenue in our Procedural Solutions segment increased 27% to $424 million for the quarter ended December 31, 2014, compared to the prior fiscal year. The increase in Procedural Solutions revenue was primarily due to growth in the Specialty Disposables ($70 million) and Infection Prevention ($12 million) business lines.

Revenue in the Specialty Disposables business line increased by $70 million to $148 million, primarily as a result of revenues associated with Vital Signs, which we acquired in December 2013. Revenue in the Infection Prevention business line increased by $12 million to $180 million, as a result of increased sales of our clinically differentiated skin preparation products, and increased sales of our specialty IV infusion valves.

Gross Profit and Cost of Products Sold
Gross profit increased 15% to $535 million during the quarter ended December 31, 2014, compared to the prior fiscal year. As a percentage of revenue, gross margin was 50.0% and 50.5% for the quarters ended December 31, 2014 and 2013, respectively.

The decrease in gross margin during the quarter ended December 31, 2014, was primarily due to increased sales in lower margin product lines associated with our acquisition of Vital Signs and higher installation costs for our Pyxis product line, partially offset by higher margins associated with the infusion product line.

Selling, General and Administrative and Research and Development Expenses
Selling, General and Administrative (“SG&A”) expenses increased 9% to $279 million during the quarter ended December 31, 2014, compared to the prior fiscal year. The increase was primarily due to costs associated with the operations of Vital Signs and increased incentive compensation expense, partially offset by cost saving initiatives.

Research and Development (“R&D”) expenses increased by $2 million to $49 million during the quarter ended December 31, 2014, compared to the prior year. As we continue to invest in next generation platforms for Medical Systems and Procedural Solutions, R&D expense for Procedural Solutions has increased modestly and Medical Systems has decreased due to the current phase of our product development life cycle.

Restructuring and Acquisition Integration Charges
Restructuring and acquisition integration charges increased by $22 million to $32 million during the quarter ended December 31, 2014, compared to the prior fiscal year. Restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure. The increase was primarily due to $16 million of costs associated with the proposed merger with BD, as well as $8 million of acquisition integration charges associated with the acquisition of Vital Signs incurred during the quarter ended December 31, 2014.

Share of Net Earnings of Equity Method Investee
In March 2014, we acquired a 40 percent non-controlling equity interest in CME, a global infusion pump manufacturer. Share of net earnings of equity method investee of $3 million during the quarter ended December 31, 2014, is associated with earnings from CME. See note 4 for further information.
Operating Income
Operating income increased $26 million, or 17%, to $178 million during the quarter ended December 31, 2014, compared to the prior fiscal year.

Segment profit in our Medical Systems segment increased by $16 million to $125 million during the quarter ended December 31, 2014, compared to the prior fiscal year. The increase in segment profit was attributable to higher revenues across Dispensing Technologies, Infusion Systems and Respiratory Technologies business lines.

Segment profit in our Procedural Solutions segment increased by $10 million to $53 million during the quarter ended December 31, 2014, compared to the prior fiscal year. The increase was due to higher sales across all business lines compared to the prior year.

Interest Expense and Other, Net
Interest expense and other, net increased 24% to $26 million during the quarter ended December 31, 2014, compared to the quarter ended December 31, 2013. This increase was due to the impact of higher interest expenses associated with a larger aggregate principal amount of our senior notes compared to the prior fiscal year as well as the impact of foreign currency exchange rates on the remeasurement of non-functional currency denominated receivables and payables.

Provision for Income Tax
Income tax expense decreased by $55 million to a benefit of $21 million for the quarter ended December 31, 2014 compared to an expense of $34 million for the quarter ended December 31, 2013. The effective tax rate for the quarter ended December 31, 2014 was -14.1% compared to 26.0% for the quarter ended December 31, 2013. The decrease in the effective tax rate was primarily due to the settlement of tax matters under exam with the IRS related to fiscal year 2010 and the remeasurement of prior year uncertain tax benefits based on these settlements which resulted in a $54 million benefit for the quarter ended December 31, 2014.

For additional detail regarding the provision for income taxes, see note 12 to the unaudited condensed consolidated financial statements.

Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013
Below is a summary of results of operations and a more detailed discussion of results for the six months ended December 31, 2014 and 2013:

	Six Months Ended December 31,
(in millions)	2014	2013	Change
Revenue	$1,991	$1,752	239
Cost of Products Sold	999	863	136
Gross Profit	992	889	103
Selling, General and Administrative Expenses	544	505	39
Research and Development Expenses	98	95	3
Restructuring and Acquisition Integration Charges	51	21	30
Share of Net (Earnings) Loss of Equity Method Investee	(5)	—	(5)
Operating Income	304	268	36
Interest Expense and Other, Net	54	41	13
Income Before Income Taxes	250	227	23
Provision for Income Taxes	1	52	(51)
Net Income	$249	$175	74
Revenue
The following table presents the revenue information for select business lines within each of our reportable segments for the six months ended December 31, 2014 and 2013:

	Six Months Ended December 31,
(in millions)	2014	2013	Change
Medical Systems
Dispensing Technologies	$489	$447	$42
Infusion Systems	482	466	16
Respiratory Technologies	191	184	7
Other	11	14	(3)
Total Medical Systems	$1,173	$1,111	$62
Procedural Solutions
Infection Prevention	$347	$317	$30
Medical Specialties	187	178	9
Specialty Disposables	284	146	138
Total Procedural Solutions	$818	$641	$177
Total CareFusion	$1,991	$1,752	$239

Revenue in our Medical Systems segment increased 6% to $1,173 million for the six months ended December 31, 2014, compared to the prior fiscal year. The increase was primarily a result of increased revenues in the Dispensing Technologies business line. Revenue in the Dispensing Technologies business line increased $42 million to $489 million, primarily due to increased sales associated with the continued launch of a new product release in our Pyxis product line and increased international sales associated with our Rowa product line. Revenue in the Infusion Systems business line increased $16 million to $482 million, as a result of higher consumption of dedicated disposable infusion sets in the U.S. and strong capital sales globally.

Revenue in our Procedural Solutions segment increased 28% to $818 million for the six months ended December 31, 2014, compared to the prior fiscal year. The increase in Procedural Solutions revenue was primarily due to growth in the Specialty Disposables ($138 million) and Infection Prevention ($30 million) business lines.

Revenue in the Specialty Disposables business line increased by $138 million to $284 million, primarily as a result of revenues associated with Vital Signs, which we acquired in December 2013. Revenue in the Infection Prevention business line increased by $30 million to $347 million, as a result of revenues associated with Sendal, which we acquired in October 2013, increased sales of our clinically differentiated skin preparation products, and increased sales of our specialty IV infusion valves.

Gross Profit and Cost of Products Sold
Gross profit increased 12% to $992 million during the six months ended December 31, 2014, compared to the prior fiscal year. As a percentage of revenue, gross margin was 49.8% and 50.7% for the six months ended December 31, 2014 and 2013, respectively.

The decrease in gross margin during the six months ended December 31, 2014, was primarily due to increased sales in lower margin product lines associated with our acquisition of Sendal and Vital Signs and higher installation costs associated with increased installation volumes for our Pyxis product line, partially offset by higher margins associated with the infusion product line.

Selling, General and Administrative and Research and Development Expenses
Selling, General and Administrative (“SG&A”) expenses increased 8% to $544 million during the six months ended December 31, 2014, compared to the prior fiscal year. The increase was primarily due to costs associated with the operations of Vital Signs and increased incentive compensation expense, partially offset by cost saving initiatives.

Research and Development (“R&D”) expenses increased by $3 million to $98 million during the six months ended December 31, 2014, compared to the prior year. As we continue to invest in next generation platforms for Medical Systems and Procedural Solutions, R&D expense for Procedural Solutions has increased modestly and Medical Systems has decreased due to the current phase of our product development life cycle.

Restructuring and Acquisition Integration Charges
Restructuring and acquisition integration charges increased by $30 million to $51 million during the six months ended December 31, 2014, compared to the prior fiscal year. Restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure. The increase was primarily due to $16 million of costs associated with the proposed merger with BD, as well as $17 million of acquisition integration charges associated with the acquisition of Vital Signs incurred during the six months ended December 31, 2014.

Share of Net Earnings of Equity Method Investee
In March 2014, we acquired a 40 percent non-controlling equity interest in CME, a global infusion pump manufacturer. Share of net earnings of equity method investee of $5 million during the six months ended December 31, 2014, is associated with earnings from CME. See note 4 for further information.
Operating Income
Operating income increased $36 million, or 13%, to $304 million during the six months ended December 31, 2014, compared to the prior fiscal year.

Segment profit in our Medical Systems segment increased by $26 million to $209 million during the six months ended December 31, 2014, compared to the prior fiscal year. The increase in segment profit was primarily attributable to higher revenues in the Dispensing Technologies business line and higher revenues and margins in the Infusion Systems business line.

Segment profit in our Procedural Solutions segment increased by $10 million to $95 million during the six months ended December 31, 2014, compared to the prior fiscal year. The increase was due to strong sales across all business lines compared to the prior year.

Interest Expense and Other, Net
Interest expense and other, net increased 32% to $54 million during the six months ended December 31, 2014, compared to the six months ended December 31, 2013. This increase was primarily due to the impact of higher interest expenses associated with a larger aggregate principal amount of our senior notes compared to the prior fiscal year.

Provision for Income Tax
Income tax expense decreased by $51 million to $1 million for the six months ended December 31, 2014 compared to $52 million for the six months ended December 31, 2013. The effective tax rate for the quarter ended December 31, 2014 was 0.4% compared to 22.8% for the six months ended December 31, 2013. The decrease in the effective tax rate was primarily due to the $54 million benefit resulting from the favorable settlement of tax matters under appeal with the IRS related to fiscal year 2010, the remeasurement of prior year uncertain tax benefits, partially offset by adjustments of prior year uncertain tax benefits related to transfer pricing.

For additional detail regarding the provision for income taxes, see note 12 to the unaudited condensed consolidated financial statements.

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

Our cash and cash equivalents balance at December 31, 2014 was $1,846 million. Of this balance, $1,244 million is held outside of the United States and is denominated in United States dollars as well as other currencies. In May 2014, we issued $1 billion aggregate principal amount of notes and received net proceeds of approximately $990 million. In August 2014, we used a portion of the net proceeds of the May 2014 issuance to repay upon maturity $450 million our outstanding senior notes.

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

From time to time, our Board of Directors authorizes share repurchase programs for the repurchase of our common stock through open market and private transactions. As a result of the proposed merger with BD, we have suspended repurchases of our common stock under our share repurchase programs, and no shares were repurchased under our share repurchase programs during the quarter ended December 31, 2014. For additional detail regarding our share repurchase programs, see note 5 to the unaudited condensed consolidated financial statements.

Sources and Uses of Cash
The following table summarizes our unaudited condensed consolidated statements of cash flows from continuing operations:

	Six Months Ended December 31,
(in millions)	2014	2013	Change
Cash Flow (Used in)/Provided by:
Operating Activities	$206	$297	$(91)
Investing Activities	$(90)	$(539)	$449
Financing Activities	$(531)	$(259)	$(272)

Six Months Ended December 31, 2014 and 2013
Net operating cash flow from continuing operations decreased $91 million to $206 million for the six months ended December 31, 2014, compared to the prior year. The decrease in cash flow provided by continuing operations was driven by a decrease in other operating activities ($100 million), inventories ($51 million), net investment in sales type leases ($37 million), and accounts payable ($17 million). These activities were offset by an increase in net income adjusted for non-cash items ($76 million), and trade receivables ($38 million).

Net cash used in continuing operations from investing activities decreased $449 million for the six months ended December 31, 2014, compared to the six months ended December 31, 2013. This decrease was primarily attributable to the closing of the acquisition of the Vital Signs business in the prior year.

Net cash used in continuing operations from financing activities for the six months ended December 31, 2014 increased $272 million compared to the prior year. This is primarily a result of the repayment of $450 million of our outstanding senior notes upon maturity in August 2014. During the six months ended December 31, 2014, less cash was generated from stock options exercises ($17 million) as compared to the prior year, partially offset by a decrease in cash used in share repurchase program ($190 million) compared to the prior year.

Capital Resources
Senior Unsecured Notes. The following table summarizes the aggregate principal amount of our outstanding senior unsecured notes as of December 31, 2014:

(in millions)	As of December 31, 2014
1.450% senior notes due 2017	$300
6.375% senior notes due 2019	700
3.300% senior notes due 2023	300
3.875% senior notes due 2024	400
4.875% senior notes due 2044	300
Total senior notes	$2,000

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

Revolving Credit Facility. We maintain a $750 million senior unsecured revolving credit facility which is set to mature on February 13, 2019. The credit facility, subject to certain conditions, provides us the option to increase the commitments by up to $250 million. At both December 31, 2014 and June 30, 2014, we had no amounts outstanding under the credit facility.

Borrowings under the credit facility bear interest at a rate per annum that is comprised of a reference rate, which is generally based upon the British Bankers Association LIBOR Rate, Federal Funds Rate, or prime rate, plus an applicable margin, which varies based upon CareFusion’s debt ratings. The credit facility also requires us to pay a quarterly commitment fee to the lenders under the credit facility on the amount of the lender’s unused commitments thereunder based upon CareFusion’s debt ratings. The credit facility also contain several customary covenants, all of which we were in compliance with at December 31, 2014. While entering into the Merger Agreement with BD constituted an event of default under the credit facility, we obtained a waiver for this event of default from the lenders under the credit facility. For additional information regarding the terms of the credit facility, refer to note 13 to the audited consolidated financial statements included in our 2014 Annual Report on Form 10-K, filed with the SEC on August 11, 2014.

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

Off-Balance Sheet Arrangements and Contractual Obligations
As of December 31, 2014, we did not have any off-balance sheet arrangements and we had no material changes related to contractual obligations since June 30, 2014. For information on contractual obligations, see the table of Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K, filed with the SEC on August 11, 2014.

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

As of December 31, 2014 and June 30, 2014, we had no forward interest rate swap derivative instruments outstanding.

As of December 31, 2014, substantially all of our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on this debt, interest on any borrowings under our five year senior unsecured revolving credit facility will be exposed to interest rate fluctuations as the rate on this facility is variable. As of December 31, 2014, there were no outstanding amounts under our amended and restated five year senior unsecured revolving credit facility. In May 2014, we issued $1 billion aggregate principal amount of senior notes and received net proceeds of approximately $990 million. In August 2014, we used a portion of the net proceeds of the this issuance to repay upon maturity $450 million of our outstanding senior notes.

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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See note 13 to the unaudited condensed consolidated financial statements.
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
There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including, among other things, the approval of the Merger Agreement and the Merger by the holders of a majority of our outstanding shares of common stock, and certain other customary conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the merger and the receipt of certain regulatory approvals. While several closing conditions have been satisfied, including approval of the Merger Agreement and the Merger by our stockholders on January 21, 2015, we cannot predict with certainty whether and when the remaining closing conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances. If the Merger Agreement is terminated, we may be required to pay BD an amount equal to fifty percent of BD’s out-of-pocket expenses incurred in connection with the Merger Agreement and the Merger and in certain other circumstances, we may be required to pay BD a termination fee of $367 million. If the Merger is not consummated, our stock price will likely decline as our stock has recently traded based on the proposed per share price for the Merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As a result of the proposed merger with BD, we have suspended repurchases of our common stock under our share repurchase programs, and no shares were repurchased under our share repurchase programs during the quarter ended December 31, 2014. For additional detail regarding our share repurchase programs, see note 5 to the unaudited condensed consolidated financial statements.

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

CAREFUSION CORPORATION

Date: February 6, 2015	By:	/s/ James F. Hinrichs
James F. Hinrichs,
Chief Financial Officer
(Principal financial officer and duly authorized signatory)